Form 10QSB
period 1999-09-30
COASTAL BANKING CO INC
filed 1999-12-14
CIK 1093897

    As filed with the Securities and Exchange Commission on December 14, 1999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from          to
                                                ---------   ---------

                        Commission file number 333-83851

                          Coastal Banking Company, Inc.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

South Carolina 58-2455445                              59-3532208
-------------------------                   ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

1001 Bay Street Suite 202
Beaufort, S.C.                                             29902
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

                                  843-522-1228
                               ------------------
                               (Telephone Number)

                                 Not Applicable
                          -----------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     YES XX   NO
                                         --
                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      948,281 shares of common stock, $.01 par value per share, issued and outstanding as of December 6, 1999.

      Transitional Small Business Disclosure Format (check one): YES     NO XX
                                                                    ----   ----

                          COASTAL BANKING COMPANY, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The financial statements of Coastal Banking Company, Inc. (the "Company") are set forth in the following pages.

                         COASTAL BANKING COMPANY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999


ASSETS

Cash and cash equivalents                                            $  49,044
Property and equipment                                                  76,019

       Total assets                                                  $ 125,063
                                                                     =========


LIABILITIES AND ORGANIZERS' DEFICIT

LIABILITIES
   Line of credit                                                    $ 351,000

COMMITMENTS AND CONTINGENCIES - Notes 2 and 3


ORGANIZERS' DEFICIT
   Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued
   Common stock, par value $.01 per share, 10,000,000 shares
     authorized
   Additional paid-in capital                                              100
   Retained deficit accumulated during the development stage          (226,037)

       Total liabilities and organizers' deficit                     $ 125,063
                                                                     =========








    The accompanying notes are an integral part of this financial statement.

                          COASTAL BANKING COMPANY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS
                                                        ENDED          INCEPTION THROUGH
                                                 SEPTEMBER 30, 1999    SEPTEMBER 30, 1999

EXPENSES
  Salaries and payroll taxes                          $ 19,953            $  51,573
  Professional fees                                     42,545              123,566
  Phone                                                    925                2,358
  Postage                                                  486                  839
  Rent                                                   1,000                3,500
  Interest                                               4,886                7,952
  Other                                                 11,479               18,849
  Application fees                                           0               17,400
                                                      --------            ---------
      Loss before provision for income taxes           (81,274)            (226,037)

PROVISION FOR INCOME TAXES                                  --                   --
                                                      --------            ---------

      Net loss                                        $(81,274)           $(226,037)
                                                      ========            =========



    The accompanying notes are an integral part of this financial statement.

                          COASTAL BANKING COMPANY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF CHANGES IN ORGANIZERS' DEFICIT
            FOR THE PERIOD FROM FEBRUARY 22, 1999 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                      RETAINED
                                                                      DEFICIT
                                                                     ACCUMULATED
                                    COMMON STOCK         ADDITIONAL   DURING THE
                                 ------------------       PAID-IN    DEVELOPMENT
                                 SHARES      AMOUNT       CAPITAL       STAGE           TOTAL
                                 ------      ------      ----------  -----------        -----

PROCEEDS FROM THE SALE OF
   STOCK TO ORGANIZERS           100      $         --      $100      $      --       $     100

NET LOSS                          --                --        --       (226,037)       (226,037)

BALANCE, SEPTEMBER 30, 1999      100      $         --      $100      $(226,037)      $(225,937)
                                 ===      ============      ====      =========       =========



    The accompanying notes are an integral part of this financial statement.

                          COASTAL BANKING COMPANY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM FEBRUARY 22, 1999 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 1999
                                   (UNAUDITED)



NET CASH USED FOR PRE-OPERATING ACTIVITIES
   Net cash used for pre-operating activities           $(226,037)


INVESTING ACTIVITIES
   Purchase of Property and equipment                     (76,019)


FINANCING ACTIVITIES
   Proceeds from borrowings on line of credit             351,000
   Proceeds from issuance of stock to organizer               100
         Net cash provided by financing activities        351,100
         Net increase in cash


CASH AND CASH EQUIVALENTS,  FEBRUARY 22, 1999
   (DATE OF INCEPTION)                                         --

CASH AND CASH EQUIVALENTS, END OF PERIOD                $  49,044
                                                        =========


    The accompanying notes are an integral part of this financial statement.

                          COASTAL BANKING COMPANY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

     COASTAL BANKING COMPANY, INC. (the "Company") is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of LOWCOUNTRY NATIONAL BANK (in organization) (the "Bank"). The Company was incorporated on June 8, 1999. The Bank is being organized as a national bank under the laws of the United States with the purpose of becoming a new bank to be located in Beaufort County, South Carolina. The Company has filed a charter application with the OCC and an application for deposit insurance with the FDIC. The company has received preliminary approval from the OCC and the FDIC. Provided that the applications are timely approved and the necessary capital is raised, it is expected that banking operations will commence in the first quarter of 2000.

     The Company is a development stage enterprise as defined by Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises", as it devotes substantially all its efforts to establishing a new business. The Company's planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

     On November 1, 1999, the Company sold 870,000 shares of its common stock at $10 per share. and on December 2, 1999, the Company issued 78,821 additional shares pursuant to the over-allotment option set forth in an Underwriting Agreement with Edgar M. Norris & Co., Inc. (the "Underwriter") dated November 1, 1999 ( the "Underwriting Agreement"), for a total of 948,281 shares of common stock. The offering raised $8,909,624.48 net of estimated underwriting discounts and commissions. The directors and executive offices of the Company purchased 207,000 shares of common stock at $10 per share, for a total of $2,070,000. The Company intends to issue stock warrants to the organizers to purchase up to an additional 202,000 shares of common stock. The Company intends to use approximately $6.5 million of the proceeds to capitalize the proposed Bank.

YEAR-END
     The Company has adopted a fiscal year ending on December 31, effective for the period ending December 31, 1999. A minimal amount of transactions occurring prior to the Company's incorporation have been combined in these financial statements for ease of presentation.

ESTIMATES
     The financial statements include estimates and assumptions that affect the Company's financial position, results of operations, and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

CASH EQUIVALENTS
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limits.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES,
CONTINUED

ORGANIZATION COSTS
       Organization costs include incorporation, legal, and consulting fees incurred in connection with establishing the Company and the Bank. In accordance with Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," organization costs are expensed when incurred.

INCOME TAXES
       Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting and income tax bases of assets and liabilities. At September 30, 1999, no taxable income has been generated and therefore, no tax provision has been included in these financial statements.



NOTE 2 - LINE OF CREDIT

       The Company has established a $500,000 line of credit with The Bankers' Bank to fund operating expenses of the Company during the development stage. The line is uncollateralized and is guaranteed by the Company's organizers. The line bears interest at the prime rate minus .500 percentage points and expires April 1, 2000. As of September 30, 1999, $351,000 was outstanding on this line of credit. On November 5, 1999, the Company's line of credit was repaid less $100 with some of the proceeds from our original offering. ( See Note 5 and Item 2 "Financial Condition")



NOTE 3 - COMMITMENTS AND CONTINGENCIES

       The Company has engaged a law firm to assist in preparing and filing all organizational, incorporation, and bank applications and to assist in preparing stock offering documents and consummating the Company's initial offering. The aggregate cost of the services is expected to approximate $106,000.

       The Company leases temporary office space under a month-to-month operating lease requiring monthly payments of $500.

       The Company has entered into an agreement with a consultant to assist with the formation of the Bank. As part of the consultant's fee, he was granted options to purchase 10,000 shares of the Company's common stock for $10 per share. The options are for a ten year period beginning with the date of the public offering.

       The Company has entered into an employment agreement with its president and chief executive officer that includes a five year compensation term, annual bonus, incentive program, stock option plan and a one-year non-compete agreement upon early termination.

       The Company has entered into an agreement with a data processor to provide ATM services, item processing and general ledger processing. Components of this contract include minimum charges based on volume and include initial setup costs of approximately $56,075. ( See Item 2 - "Capability of Data Processing Software to Accommodate the Year 2000")

       The Company has entered into a contract to purchase its proposed main office facility for $855,000. (See Note 4)



NOTE 4 - RELATED PARTY TRANSACTIONS

       Two of the Company's directors are licensed real estate brokers and were the buyer's agents in securing the contract for the purchase of the office facility. They are to receive a $45,000 commission from the seller which will be credited to the Bank on the closing date. This will reduce the Bank's investment in the proposed office facility from $900,000 to $855,000.


NOTE 5 - SUBSEQUENT EVENT

         On November 1, 1999, the Company sold 870,000 shares of its common stock at $10 per share, and on December 2, 1999, the Company issued 78,821 additional shares pursuant to an over-allotment option as set forth in the Underwriting Agreement, for a total 948,281 shares of common stock. The offering raised $8,909,624.48 net of estimated underwriting discounts and commissions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The following is a discussion of the Company's financial condition as of and for the period ended September 30, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

     This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement (Registration Number 333-83851) as filed with and declared effective on November 1, 1999, by the Securities and Exchange Commission.

FINANCIAL CONDITION

     The organizational activities for the Company began on February 22, 1999, and the Company was incorporated on June 8, 1999. The Company's initial principal activities have been related to its organization and initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency (the "OCC") and Federal Deposit Insurance Corporation (the "FDIC") of its application to charter the Bank and to obtain deposit insurance, and the pursuit of approvals from the Federal Reserve Board for the Company to acquire control of the Bank.

     At September 30, 1999, the Company had total assets of $125,063. These assets consisted principally of cash of $49,044 and property and equipment of $76,019. Property and equipment consists primarily of an earnest money deposit on the Bank's current main office site. The Company has entered into an operating lease for its corporate office for $500 a month. We have entered into an agreement to purchase 2.13 acres of land with a 5,400 square foot existing building. Our net cost on the property will be $855,000. We intend to renovate the existing building at a cost of approximately $750,000 and to improve the property cost at a cost of approximately $250,000. This building will be our main office. Furniture, fixtures, and equipment will be capitalized and amortized over the estimated useful life of the asset.

     The Company's liabilities at September 30, 1999 were $351,000, which consisted entirely of advances under a line of credit. The Company's line of credit was repaid on November 5, 1999 with proceeds from the offering leaving a balance of $100. The Company had an organizers' deficit of $226,037 at September 30, 1999.

     The Company had a net loss of $81,274 for the three months ended September 30, 1999, or a pro forma net loss of $.09 per share for the three months ended September 30, 1999 based on the actual shares of 948,281 which were outstanding as a result of the offering that was completed on December 2, 1999. The Company also incurred a net loss of $226,037 from inception through September 30, 1999, or a pro forma net loss of $.24 per share since inception based on the actual shares of 948,281 which were outstanding as a result of the offering that was completed on December 2, 1999. These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included preparing and filing an application with the OCC and the FDIC to charter the Bank and to obtain deposit insurance, preparing an application with the Federal Reserve Board for approval of the Company to acquire the stock of the Bank, responding to questions and providing additional information to the OCC, the FDIC, and the Federal Reserve Board in connection with the application process, preparing a prospectus and filing a registration statement with the Securities and Exchange Commission (the "SEC"), selling the Company's common stock, meetings and discussions among various organizers regarding various preopening issues, hiring qualified personnel to work for the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening. Because the Company was in the organizational stage, it had no operations from which to generate revenues.

     On November 4, 1999, a total of $8,181,611 was used to capitalize the Company in connection with the completion of its initial public offering. On December 2, 1999, an additional $728,013.30 was used to capitalize the Company in connection with the Underwriter's exercise of its over-allotment option. Of these amounts, approximately $6,500,000 is expected to be used to capitalize the Bank and the remainder will be used to pay organizational expenses of the Company and provide working capital, including additional future capital for investment in the Bank, if needed. The

Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. For purposes of its charter application with the OCC, the organizers estimated the Company's deficit when the Bank opens to be approximately $600,000, although the actual deficit may be significantly higher or lower. The Company believes that income from the operations of the Bank will be sufficient to fund the activities of the Company on an ongoing basis; however, there can be no assurance that either the Bank or the Company will achieve any particular level of profitability.

CAPABILITY OF DATA PROCESSING SOFTWARE TO ACCOMMODATE THE YEAR 2000

     Like many financial institutions, we rely upon computers for the daily conduct of our business and for information systems processing. There is concern among industry experts that on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions. In June 1996, the Federal Financial Institutions Examination Council alerted the banking industry that serious challenges could be encountered with Year 2000 issues. In addition, the OCC and the FDIC have issued guidelines to require compliance with Year 2000 issues. We generally rely on software and hardware developed by independent third parties for our information systems. We are a new company and therefore, despite our reliance upon third parties for many of our information systems, we believe that by following the procedures that are outlined below, we have the ability to minimize our Year 2000 risk.

     We have entered into an agreement with Intercept Group to provide our mission critical hardware and software and to perform all overnight processing and reconciliation of our daily transaction data. Intercept Group is a well-established company that provides similar systems and services to hundreds of financial institutions in the United States. Intercept Group has completed testing the system we will be using with generic data which has been artificially "aged" to simulate all critical Year 2000 related dates. Banking regulators have approved this type of testing as a valid means of testing. We have reviewed these tests and are satisfied that the system tested is similar to ours and that the Intercept Group system did not encounter any Year 2000 problems. We therefore do not expect to encounter any Year 2000 issues in the Intercept Group system. Our agreements with Intercept Group include warranties that their system is Year 2000 compliant in all respects, although the remedies available under such agreements are limited and specifically exclude special, incidental, indirect, and consequential damages.

     We will require all other significant vendors to provide similar test results and warranties regarding Year 2000 compliance. Because we have chosen our information systems and software with the Year 2000 in mind, we do not believe we will have any significant expenses associated with Year 2000 issues.

     Since the Company does not anticipate making loans until after January 1, 2000, we do not anticipate that we incur losses related to future loan customers that may encounter Year 2000 problems.

     Most Likely Consequences of Year 2000 Problems. We expect to identify and resolve all Year 2000 problems that could materially adversely affect our business. However, we believe that it is not possible to determine with complete certainty that we have identified and corrected all Year 2000 problems. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, we cannot accurately predict how many failures related to the Year 2000 problem will occur with our suppliers, customers, or other third parties or the severity, duration, or financial consequences of such failures. As a result any such failures could result in delaying the expected opening date of the bank. Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due to deposit withdrawals by customers concerned about Year 2000 issues. Because we have not accepted any deposits nor plan to accept any deposits prior to December 31, 1999, we do not expect liquidity to be a problem.

     Contingency Plans. The bank will not open until after January 1, 2000, at which time we believe that most of the uncertainty surrounding the Year 2000 issue should be clarified. In this event, our risks associated with computer malfunctions should be greatly reduced, but we will still seek to ensure that our computer systems and our major vendors' and clients' computer systems are in compliance and functioning properly, and we would postpone the bank's opening until these issues were resolved.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES

         (a)      Not applicable

         (b)      Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 9, 1999 the company filed Amended and Restated Articles of Incorporation to the Articles of Incorporation filed on June 8, 1999. These Amended and Restated Articles were filed as and Exhibit to our registration statement on Form SB-2.

ITEM 5.  OTHER INFORMATION

         On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act is was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 - Financial Data Schedule (for SEC use only)

         (b)      Not applicable

                                   SIGNATURES


         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          COASTAL BANKING COMPANY, INC.



Date:     December 13, 1999               By:  /s/ Randolph C. Kohn
                                               ---------------------------------
                                               Randolph C. Kohn
                                               Chief Executive Officer


Date:     December 13, 1999               By:  /s/ Charlie T. Lovering, Jr.
                                               ---------------------------------
                                               Charlie T. Lovering, Jr.
                                               Chief Financial Officer