Form 10KSB
period 1999-12-31
COASTAL BANKING CO INC
filed 2000-03-30
CIK 1093897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(d)of The Securities Exchange Act Of 1934 For The Fiscal Year December 31, 1999

                                       Or

[  ]     Transition Report Pursuant To Section 13 Or 15 (D) Of The Securities
         Exchange Act Of 1934 For the Transition Period from ___________ to ________________

                        Commission file number 333-86371

                          Coastal Banking Company, Inc.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        South Carolina                                    58-2455444
        --------------                                    ----------
     (State of Incorporation)             (I.R.S. Employer Identification No.)

            1001 Bay Street Suite 202
               Beaufort, S.C.                                29902
   ------------------------------------------                -----
   (Address of principal executive offices)               (Zip Code)

                                  843-522-1228
                                -----------------
                               (Telephone Number)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes    X          No
    --------         -----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's loss for its most recent fiscal year was $233,280. As of March 15, 2000, 948,281 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 15, 2000 is $5,930,248. This calculation is based upon an estimate of the fair market value of the Common Stock of $8.00 per share, which was the price of the last trade of which management is aware prior to this date.

 Transitional Small Business Disclosure Format. (Check one): Yes         No X
                                                               ---         ---

                       DOCUMENTS INCORPORATED BY REFERENCE

                            Company's Proxy Statement

Item 1.    Description of Business

     This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o significant increases in competitive pressure in the banking and financial services industries;

o changes in the interest rate environment which could reduce anticipated or actual margins;

o changes in political conditions or the legislative or regulatory environment;

o general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o        changes occurring in business conditions and inflation;

o        changes in technology;

o        changes in monetary and tax policies;

o        changes in the securities markets; and

o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

     We were incorporated to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act, and to purchase 100% of the issued and outstanding stock of Lowcountry National Bank (in organization), an association organized under the laws of the United States, to conduct a general banking business in Beaufort County, South Carolina.

     Since our inception on June 8, 1999, as a South Carolina corporation, we have engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary, Lowcountry National Bank, to commence business as a financial institution. We have received preliminary approval to open the bank and obtain deposit insurance from our regulators and expect to open the bank in April 2000.

     On November 1, 1999, we sold 870,000 shares of our common stock at $10 per share and on December 2, 1999, we issued 78,821 additional shares for a total of 948,281 shares of common stock. The offering raised $8,909,624 net of estimated underwriting discounts and commissions. Our directors and executive officers purchased 207,000 shares of common stock at $10 per share in the offering, for a total of $2,070,000. We intend to use approximately $6,700,000 of the proceeds to capitalize the proposed bank.

Marketing Focus

         Lowcountry National Bank will focus on the local community, emphasizing personal service to individuals and businesses in Beaufort County. Our primary service area includes a large portion of Beaufort County, excluding Hilton Head. Our target market will be primarily individuals and small- to medium-sized businesses who desire a consistent and professional relationship with a local banker. We plan to encorage and relationships with individuals and companies in this area to more effectively market the service of the bank. We believe we can offer a personal banking relationship to our customers that is not available through larger banks.

Location and Service Area

         Our 5,400 square foot main office will be located on West Sea Island Parkway just across the Beaufort river from downtown Beaufort on Ladys Island. We expect to complete the renovations in the first quarter of 2000 and open for business in April 2000. We believe that the headquarters facility will adequately serve the bank's needs for at least the first year of operation, but we may pursue branching opportunities as they arise.

         Our primary service area will consist of the portion of Beaufort County within a 20 mile radius (specifically excluding Hilton Head Island) of our main office. This area covers a large portion of Beaufort County, including Beaufort, Bluffton, Burton, Callawassie Island, Coosaw, Dataw Island, Harbor Island, Hunting Island, Fripp Island, Ladys Island, Port Royal, Spring Island, St. Helena Island, and the rapidly growing Sun City, which is expected to contain 8,900 homes upon completion. More particularly, the service area for deposits for the bank is within a five mile radius of our main office, with the 20 mile radius primarily utilized for loan generation opportunities.

Lending Activities

         General. We intend to emphasize a range of lending services, including real estate, commercial, and consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in Lowcountry National Bank 's market area. We will compete for these loans with competitors who are well established in the Beaufort County area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers.

         Loan Approval and Review. Lowcountry National Bank 's loan approval policies will provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the directors' loan committee. Loans in excess of the directors' loan committee's limits must be approved by the full board of directors. Lowcountry National Bank will not make any loans to any director, officer, or employee of Lowcountry National Bank unless the loan is approved by the board of directors of Lowcountry National Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with Lowcountry National Bank . Lowcountry National Bank currently intends to adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. Lowcountry National Bank currently intends to sell its mortgage loans on the secondary market, but may choose to hold them in the portfolio in the future.

         Lending Limits. Lowcountry National Bank 's lending activities will be subject to a variety of lending limits imposed by federal law. In general, Lowcountry National Bank will be subject to a legal limit on loans to a single borrower equal to 15% of Lowcountry National Bank's capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to Lowcountry National Bank. These limits will increase or decrease as Lowcountry National Bank's capital increases or decreases. Based upon the capitalization of Lowcountry National Bank with $6,700,000, Lowcountry National Bank will initially have a self-imposed loan limit of $804,000, which represents 80% of our anticipated legal lending limit of $1,005,000. These initial limits may drop as we expect to incur losses, and therefore have less capital, in first several years of operations. Unless Lowcountry National Bank is able to sell participations in its loans to other financial institutions, Lowcountry National Bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

         Real Estate and Mortgage Loans. We estimate that loans secured by first or second mortgages on real estate will make up 63% of Lowcountry National Bank's loan portfolio. These loans will generally fall into one of three categories: commercial real estate loans, construction and development loans, or residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity loans are not included because they are classified as consumer loans, which are discussed below. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. Lowcountry National Bank will generally charge an origination fee for each loan.

         Real estate loans are subject to the same general risks as other loans. They are particularly sensitive to fluctuations in the value of real estate, which is generally the underlying security for real estate loans. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower's cash flow, creditworthiness, and ability to repay the loan.

         We will have the ability to originate real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

o Commercial Real Estate Loans. Commercial real estate loans will generally have terms of five years or less, although payments may be structured on a longer amortization basis. We will evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We will attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We will also generally require that debtor cash flow exceed 115% of monthly debt service obligations. We will typically review all of the personal financial statements of the principal owners and require their personal guarantees. These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

o Construction and Development Real Estate Loans. We will offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans will generally be limited to eighteen months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

                    o     cost overruns;
                    o     mismanaged construction;
                    o     inferior or improper construction  techniques;
                    o     economic changes or downturns during  construction;
                    o     a downturn in the real estate market;
                    o rising interest rates which may prevent sale of the property; and
                    o     failure to sell completed projects in a timely manner.

         We will attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We also may reduce risk by selling participations in larger loans to other institutions when possible.

o Residential Real Estate Loans. Residential real estate loans generally will have longer terms up to 30 years. We will offer fixed and adjustable rate mortgages. We will have limited credit risk on these loans as most will be sold to third parties soon after closing.

         Commercial  Loans.   Lowcountry  National  Bank  will  make  loans  for
commercial purposes in various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

         Equipment loans will typically be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. We will focus our efforts on commercial loans less than $500,000. Working capital loans will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. Asset based lending, leasing, and factoring will be offered through third party vendors who can handle the paper work and servicing and generally assume most of the credit risk. Trade letters of credit, standby letters of credit, and foreign exchange will be handled through a correspondent bank as agent for Lowcountry National Bank.

         We expect to offer small business loans utilizing government enhancements such as the Small Business Administration's 7(a) program and SBA's 504 programs. These loans will typically be partially guaranteed by the government, which may help to reduce Lowcountry National Bank 's risk. Government guarantees of SBA loans will not exceed 80% of the loan value and will generally be less.

         The well established banks in the Beaufort County area will make proportionately more loans to medium to large-sized businesses than we will. Many of Lowcountry National Bank's anticipated commercial loans likely will be made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

         Consumer Loans. Lowcountry National Bank will make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Installment loans typically will carry balances of less than $50,000 and be amortized over periods up to 60 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products will typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

         We will also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit will generally be the same as those for first mortgage loans. Home equity lines of credit will typically have terms of 15 years or less, will typically carry balances less than $125,000, and may extend up to 100% of the available equity of each property.

Deposit Services

         We intend to offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates will be tailored to our primary market area at rates competitive to those offered in the Beaufort County area. In addition, we intend to offer certain retirement account services, such as IRAs. We intend to solicit these accounts from individuals, businesses, associations, organizations, and governmental authorities.

Other Banking Services

We anticipate that Lowcountry National Bank will offer other bank services including drive up ATMs, safe deposit boxes, traveler's checks, direct deposit, U.S. Savings Bonds, and banking by mail. We plan for Lowcountry National Bank to become associated with the Plus and Cirrus ATM networks, which may be used by its customers throughout Beaufort County and other regions. We believe that by being associated with a shared network of ATMs, we will be better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association will be critical to our success. We intend to begin offering these services shortly after opening Lowcountry National Bank. We do not expect Lowcountry National Bank to exercise trust powers during its first year of operation

Market Share

         As of June 30, 1999, total deposits in Lowcountry National Bank 's primary service area were almost $566 million, which represented a 15% deposit growth rate from 1998. Our plan over the next five years is to grow our deposit base to $56 million. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish this objective.

Employees

         As of March 1 2000, the bank has three employees, and we have two employees.

                           Supervision and Regulation

         Both the company and the bank are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institution Report Recovery and Enforcement Act in 1989 and following with the FDIC Improvement Act in 1991, numerous additional regulatory requirements have been placed on the national banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Gramm-Leach-Bliley Act

         On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the national banking industry, and these changes could have a material effect on our business and prospects. We cannot predict the nature or the extent of the effect on our business and earnings of fiscal or monetary policies, economic controls, or new federal or state legislation.

Coastal Banking Company

         The company owns the outstanding capital stock of the bank, and therefore it is considered to be a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

         The Bank Holding Company Act. Under the Bank Holding Company Act, the company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

o             banking and managing or controlling banks;
o furnishing services to or performing services for its subsidiaries; and
o engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

o             acquiring substantially all the assets of any bank;
o acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
o             merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The company's common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

o        making or servicing  loans and certain types of leases;
o        engaging in certain insurance  and  discount  brokerage activities;
o        performing  certain data processing  services;
o acting in certain circumstances as a fiduciary or investment or financial adviser;
o        owning savings associations; and
o making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the company is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in "Greenville First Bank - Dividends." The company is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the company is expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which the company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         South Carolina State Regulation. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. We must receive the Board's approval prior to engaging in the acquisition of banking or nonbanking institutions or assets, and we must file periodic reports with respect to our financial condition and operations, management, and intercompany relationships between the company and its subsidiaries.

Lowcountry National Bank

         Lowcountry National Bank will operate as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in Lowcountry National Bank will be insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

         The Office of the Comptroller of the Currency and the FDIC will regulate or monitor virtually all areas of Lowcountry National Bank 's operations, including:

o        security devices and procedures;
o        adequacy of capitalization and loss reserves;
o        loans;
o        investments;
o        borrowings;
o        deposits;
o        mergers;
o        issuances of securities;
o        payment of dividends;
o        interest rates payable on deposits;
o        interest rates or fees chargeable on loans;
o        establishment of branches;
o        corporate reorganizations;
o        maintenance of books and records; and
o adequacy of staff training to carry on safe lending and deposit gathering practices.

         The Office of the Comptroller of the Currency requires Lowcountry National Bank to maintain specified capital ratios and imposes limitations on Lowcountry National Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency will also require Lowcountry National Bank to prepare quarterly reports on Lowcountry National Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

         Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

o        internal controls;
o        information systems and audit systems;
o        loan documentation;
o        credit underwriting;
o        interest rate risk exposure; and
o        asset quality.

         National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board thirty days' prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund and Savings Association Insurance Fund are maintained for commercial banks and savings associations with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995 depository institutions paid to Bank Insurance Fund or Savings Association Insurance Fund from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the Bank Insurance Fund reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually eliminating premiums for well-capitalized banks, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated even this minimum assessment. It also separated the Financial Corporation assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including Lowcountry National Bank, by Financial Corporation assessment is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase Lowcountry National Bank's cost of funds, and we may not be able to pass these costs on to our customers.

         Transactions With Affiliates and Insiders. Lowcountry National Bank will be subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of Lowcountry National Bank's capital and surplus and, as to all affiliates combined, to 20% of Lowcountry National Bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

         Lowcountry  National  Bank will also be  subject to the  provisions  of
Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. Lowcountry National Bank will be subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of Lowcountry National Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

         Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, Lowcountry National Bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, Lowcountry National Bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has been passed which permits interstate branching. The law permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Lowcountry National Bank.

         Other Regulations. Interest and other charges collected or contracted for by Lowcountry National Bank are subject to state usury laws and federal laws concerning interest rates. Lowcountry National Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Lowcountry National Bank also are subject to:

o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
o the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either the Company or Lowcountry National Bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

         The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and Lowcountry National Bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Initially, we will qualify as "well capitalized."

     Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

o        submit a capital restoration plan;
o        raise additional capital;
o        restrict their growth, deposit interest rates, and other activities;
o        improve their management;
o        eliminate management fees; or
o        divest themselves of all or a part of their operations.

Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary which could impact our ability to pay dividends. Our capital levels will initially be more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

         The FDIC Improvement Act requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest rate risk, concentration of credit risk, and the risks of untraditional activities. We are uncertain what effect these regulations would have.

         Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless Lowcountry National Bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

         Enforcement Powers. The Financial Institution Report Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

         Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Item 2.    Description of Property.
----------------------------------

         Lowcountry National Bank's main office will be located at 36 Sea Island Parkway in Beaufort, South Carolina. We have already purchased this property at a total cost of $900,000. We are renovating a 5,400 square foot facility at this location at a projected cost of $816,000, and we expect to open this office by April, 2000.

Item 3.    Legal Proceedings.
-----------------------------
         None.

Item 4.    Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.    Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

         Since our public offering on November 1, 1999, our common stock has been quoted on the OTC Bulletin Board under the symbol "CBCO." Our articles of incorporation authorize us to issue up to 10,000,000 shares of common stock, of which 948,281 shares, for a total of $9,482,810, were sold in the initial public offering and are outstanding as of March 1, 2000. We have 864 shareholders of record. To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future.

         The following table sets forth the high and low sales price information as quoted on the OTC Bulletin Board during the period indicated since our common stock began trading publicly on November 2, 1999.

                                                           Stock Price
                                                           -----------
                                                      High             Low

1999
----
Fourth Quarter                                        $10.50           $8.75

         All outstanding shares of our common stock are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors.

         (b) Pursuant to Commission Rule 463, we are obligated to report on the use of proceeds from our initial public offering. The information provided below is given as of December 31, 1999.

                  (1) Our registration statement on Form SB-2 (File No. 333-86371) was declared effective by the Commission on November 1, 1999.

                  (2)      The offering commenced on November 1, 1999.

                  (3) The offering closed on November 4, 1999 upon the sale of 870,000 shares we had registered.

                  (4)      (i)      On  December  2,  1999,  the  underwiter
                                    exercised its over-allotment option and purchased an additional 78,281 securities that we had registered.

                           (ii)     Edgar Norris & Co., Inc., served as
                                    underwriter for the offering.

                           (iii)    Common stock was the only class of
                                    securities registered in the offering.

                           (iv)     1,202,000   shares  of  common   stock  were
                                    registered, of which, 948,281 shares were sold. Warrants to purchase 202,000 shares of our common stock for $10.00 per share were registered in the offering. We granted to our organizers warrants to purchase a total of 202,000 shares of common stock. The warrants granted to our organizers were based on shares they purchased.

                           (v) We incurred approximately $694,636 in expenses (including sales commissions) in
                                    connection    with    the    issuance    and
                                    distribution  of  the  common  stock  in the
                                    offering.  All of these  expenses  were paid
                                    directly   or   indirectly   to  persons  or
                                    entities  other  than  directors,  officers,
                                    persons   owning   10%   or   more   of  our
                                    securities, or our affiliates.

                           (vi) The net proceeds we received after deducting the total expenses described above were $8,788,173.

                           (vii) Through December 31, 1999, $989,172 of the net proceeds of the offering were invested in cash and $121,571 was used to pay organization costs. None of the net proceeds have been paid directly or indirectly to our directors, officers, persons owning 10% or more of our securities, and our affiliates, except for an aggregate of $104,115 paid as salaries to our officers and the officers of Lowcountry National Bank.

                           (viii) The use of proceeds described above does not represent a material change from the use of proceeds disclosed in the prospectus for the offering.

Item 6.  Management's Discussion and Analysis of Results of Operation
---------------------------------------------------------------------

                             Selected Financial Data

The following selected financial data for the period September 29, 1998 (inception) to December 31, 1999 is derived from the financial statements and other data of the Company. The financial statements for the period September 29, 1998 (inception) to December 31, 1999, were audited by Tourville, Simpson & Caskey, L.L.P, independent auditors. The selected financial data should be read in conjunction with the financial statements of the Company, including the accompanying notes, included elsewhere herein.

(Dollars in thousands)                                                    1999

Income Statement Data:

     Interest income                                               $        62

     Interest expense                                                       11

     Net interest income                                                    51

     Provision for loan losses                                               -

     Net interest income after provision for loan losses                    51

     Net securities gains (losses)                                           -

     Noninterest income                                                      -

     Noninterest expense                                                   284

     Income (loss) before income taxes                                    (233)

     Income tax expense (benefit)                                            -

     Net income (loss)                                             $      (233)

Balance Sheet Data:

     Assets                                                        $     8,528

     Earning assets                                                      6,527

     Securities (1)                                                      6,527

     Shareholders' equity                                                8,527
----------------------

All securities are available for sale and are stated at fair value.

                                     General

The Company's principal activities to date have related to its organization, the conducting of its initial public offering, the pursuit of approvals from the OCC for its application to charter the Bank, and the pursuit of approvals from the FDIC for its application for insurance of the deposits of the Bank. On September 29, 1999, the Company received preliminary approval from the OCC to charter the Bank. On November 2, 1999, the FDIC granted preliminary approval of deposit insurance application for the Bank. We expect the Bank to open for business during the second quarter of 2000. We completed our initial public stock offering on December 2, 1999. The offering resulted in the issuance of 948,281 shares of the Company's common stock. Proceeds from the offering were $9,482,810, less expenses associated with the offering totaling $694,637 through December 31, 1999.

At December 31, 1999, the Company had total assets of $8,527,583, consisting of securities available-for-sale of $6,527,012, cash of $989,172, property and equipment of $972,042, and other assets of $39,357.

The Company's liabilities at December 31, 1999 were $100, consisting solely of notes payable totaling this amount. The Company had shareholders' equity of $8,527,483 at December 31, 1999.

The Company had a net loss of $233,280 for the period September 29, 1998 (inception) to December 31, 1999. These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the OCC to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, responding to questions and providing additional information to the OCC and the FDIC in connection with the application process, the selling of the Company's common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the Bank. Because the Company is in the organizational stage, it has had no operations from which to generate revenues. However, funds from the stock sale were invested in federal funds sold and investment securities.

Since the inception of the Company, all activities have consisted of organizing the Company and Bank, obtaining all required regulatory approvals, and selling stock subscriptions. All operations have been funded through the initial stock purchases by the organizers and subsequently from the stock offering.

The Company intends to devote the next several months completing the organization of the Bank, and organizing and developing the other business activities of the Company. These organizational activities will include, with respect to the Bank, completing all required steps for final approval from the OCC for the bank to open for business, hiring qualified personnel to work in the various offices of the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening. With respect to the Company, these activities include the pursuit of approval from the OCC seeking approval to become a bank holding company by acquiring all of the capital stock to be issued by the Bank.

The Company, through the Bank, will offer a full range of commercial banking services to individuals, and small business customers in its primary service area. These services will include personal and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates will be at rates competitive with those offered in the Bank's primary service area. Customer deposits with the Bank will be insured to the maximum extent provided by law through the FDIC. The Bank intends to offer night depository and bank-by-mail services and to sell travelers checks (issued by an independent entity) and cashiers checks. The Bank does not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks until the Bank determines that it is profitable to offer such services directly.

Initially, the Bank anticipates deriving its income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other services. The Bank's principal expenses are anticipated to be interest expense on deposits and operating expenses.

As a result of the offering, management believes the Company and the Bank can satisfy future cash requirements indefinitely, and will not have to raise additional capital during the first twelve months of operations. The Bank intends to accept deposits and make loans and investments in accordance with an asset and liability management framework that emphasizes appropriate levels of liquidity and interest rate risk.

Currently, the Company has six employees and expects this number to increase to approximately nine by the end of March 2000.

                              Results of Operations

For the period September 29, 1998 (inception) to December 31, 1999

The net loss for the period September 29, 1998 (inception) to December 31, 1999 was $233,280. Total interest income for the period totaled $61,870. The primary component of this income was from interest on securities available-for-sale which totaled $49,243. Interest on federal funds totaled $12,627 for the period. This income was offset by expenses totaling $295,150. This was comprised primarily of salaries and benefits of $116,551 and other expenses of $162,260. Other expenses included the expenses associated with forming the Company and Bank such as consulting, application and filing fees.

                          COASTAL BANKING COMPANY, INC.
            Management's Discussion and Analysis or Plan of Operation

                                 Earning Assets

All of the Company's securities were classified as available-for-sale at December 31, 1999. The following table sets forth the book value of the securities held by the Company at December 31, 1999.

Book Value of Securities

                                                               1999
                                                          ------------
(Dollars in thousands)

U.S. government agencies                                    $6,527
     Total securities                                       $6,527
                                                             =====


The following table sets forth the scheduled maturities and average yields of securities held at December 31, 1999.

Investment Securities Maturity Distribution and Yields

                                         Within One
                                            Year                 Total
                                     -------------------- ---------------------
                                       Amount    Yield      Amount     Yield
                                     -------------------- ---------------------
(Dollars in thousands)

U.S. government agencies             $    6,527    5.52%  $     6,527    5.52%
                                          -----                 -----
     Total                           $    6,527    5.52%  $     6,527    5.52%
                                          =====                 =====


                                     Capital

The Company, through an underwriter, offered and sold to the general public 870,000 shares of $.01 par value common stock at an offering price of $10.00 per share. The underwriter also exercised its over-allotment option and purchased an additional 78,281 shares of common stock at $10.00 per share, less its discount of $.70 per share. The total aggregate amount raised from the public stock offering was $9,482,810. Expenses associated with the stock offering totaled $694,637 through December 31, 1999 and have been netted against paid in capital.

Item 7.  Financial Statements
-----------------------------



                          COASTAL BANKING COMPANY, INC.
                      (A Company in the Development Stage)

                          Index to Financial Statements

Independent Accountants' Report                                             F-2

Financial Statements:
  Balance Sheet as of December 31, 1999                                     F-3

  Statement of Operations and Accumulated Deficit For the Period

     September 29, 1998 (Inception) to December 31, 1999                    F-4

  Statement of Changes in Stockholders' Equity and Comprehensive Income

     For the Period September 29, 1998 (Inception) to December 31, 1999     F-5

  Statement of Cash Flows For the Period September 29, 1998 (Inception)
     to December 31, 1999                                                   F-6

Notes to Financial Statements                                          F-7-F-11

                         INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Coastal Banking Company, Inc.
Beaufort, South Carolina

We have audited the accompanying balance sheet of Coastal Banking Company, Inc., (a Company in the Development Stage) as of December 31, 1999 and related statements of operations and accumulated deficit, stockholders' equity and comprehensive income and cash flows for the period from inception September 29, 1998 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coastal Banking Company, Inc., (a Company in the Development Stage) as of December 31, 1999, and the results of its operations and its cash flows for the period from inception September 29, 1998 to December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Tourville, Simpson & Caskey, L. L. P.
Columbia, South Carolina
March 9, 2000


                          COASTAL BANKING COMPANY, INC.
                      (A Company in the Development Stage)

                                  Balance Sheet

                                December 31, 1999



Assets

Cash                                                                                 $     989,172
Securities available-for-sale                                                            6,527,012
Premises and equipment                                                                     972,042
Accrued interest receivable                                                                 25,236
Other assets                                                                                14,121
                                                                                     -------------
    Total assets                                                                     $   8,527,583
                                                                                     =============

Liabilities
   Borrowings                                                                        $         100
                                                                                     -------------

Stockholders' Equity
   Preferred stock, par value $.01 per share; 10,000,000 shares authorized
       and unissued                                                                              -
   Common stock, par value $.01 per share; 10,000,000 shares authorized;
       948,281 shares issued and outstanding                                                 9,483
   Paid-in-capital                                                                       8,778,690
   Accumulated other comprehensive income (loss)                                           (27,410)
   Deficit accumulated in the development stage                                           (233,280)
                                                                                     -------------
       Total stockholders' equity                                                        8,527,483
                                                                                     -------------
       Total liabilities and stockholders' equity                                    $   8,527,583
                                                                                     =============




The accompanying notes are an integral part of these financial statements.

                          COASTAL BANKING COMPANY, INC.
                      (A Company in the Development Stage)

                 Statement of Operations and Accumulated Deficit
       For the Period September 29, 1998 (Inception) to December 31, 1999

Income:
   Interest on securities, taxable                             $      49,243
   Interest on federal funds sold                                     12,627
                                                               -------------
      Total income                                                    61,870
                                                               -------------

Expenses:
   Interest                                                           10,689
   Salaries and employee benefits                                    116,551
   Occupancy expense                                                   5,650
   Other expenses                                                    162,260
                                                               -------------
      Total expenses                                                 295,150
                                                               -------------
Net loss and accumulated deficit                               $    (233,280)
                                                               =============



The accompanying notes are an integral part of these financial statements.


                          COASTAL BANKING COMPANY, INC.
                      (A Company in the Development Stage)

      Statement of Changes in Stockholders' Equity and Comprehensive Income
       For the Period September 29, 1998 (Inception) to December 31, 1999


                                                                          Accumulated     Deficit
                                    Common Stock                             Other       Accumulated
                               ------------------------       Paid In     Comprehensive  In the Develop
                                 Shares          Amount       Capital       Income(Loss) -ment Stage        Total
                               ----------   ------------   -------------  -------------- --------------   ---------


Issuance of common stock            948,281   $   9,483   $ 9,473,327    $         -    $          -    $ 9,482,810

Costs of common stock issuance                               (694,637)                                     (694,637)

Net loss for the period
   September 29, 1998
     to December 31, 1999                                                                   (233,280)      (233,280)

Other comprehensive income,
   net of tax of $14,122                                                     (27,410)                       (27,410)
                                                                                                        -----------
Comprehensive income                                                                                       (260,690)
                                 ----------   ---------   -----------    -----------    ------------    -----------
Balance, December 31, 1999          948,281   $   9,483   $ 8,778,690    $   (27,410)   $   (233,280)   $ 8,527,483
                                 ==========   =========   ===========    ===========    ============    ===========




The accompanying notes are an integral part of these financial statements.

                          COASTAL BANKING COMPANY, INC.
                      (A Company in the Development Stage)

       For the Period September 29, 1998 (Inception) to December 31, 1999

Cash flows from operating activities--
   Net loss and accumulated deficit                            $    (233,280)
   Amortization less accretion on securities                         (24,007)
   Increase in interest receivable                                   (25,236)
   Increase in other assets                                                -
                                                               -------------
        Cash used by operating activities                           (282,523)
                                                               -------------

Cash flows from investing activities--
      Purchases of securities available for sale                  (6,544,536)
      Purchases of premises and equipment                           (972,042)
                                                               -------------
        Cash used by investing activities                         (7,516,578)
                                                               -------------

Cash flows from financing activities--

   Proceeds from borrowings                                              100
   Issuance of common stock                                        9,482,810
   Costs of common stock issuance                                   (694,637)
                                                               -------------
        Cash provided by financing activities                      8,788,273
                                                               -------------
Cash balance at end of period                                  $     989,172
                                                               =============




The accompanying notes are an integral part of these financial statements.

                          COASTAL BANKING COMPANY, INC.
                      (A Company in the Development Stage)

                          Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Coastal Banking Company, Inc. (the Company) was formed to organize and own all of the capital stock of Lowcountry National Bank (the
Bank), a proposed national bank to be located in Beaufort County, South Carolina, by a group of thirteen individuals (the Organizers). Upon opening, the proposed bank will engage in general banking activities. The Organizers have filed applications and obtained preliminary approvals with the Office of The Comptroller of the Currency to obtain a national bank charter and with the Federal Deposit Insurance Corporation (FDIC) for deposit insurance. It is expected that operations will commence in the second quarter of 2000. All of the Organizers will serve on the initial board of directors.

Organizational and Pre-Opening Costs - Activities since inception have consisted of organizational activities necessary to obtain regulatory approvals and preparation activities to commence business as a commercial bank. Organizational costs are primarily legal fees, consulting fees, and application fees related to the incorporation and initial organization of the Bank. Pre-opening costs are primarily employees' salaries and benefits, temporary occupancy expense and other operational expenses related to the preparation for the Bank's opening. The organizational and pre-opening costs will be charged against the Bank's initial period's operating results.

The  Company  has  incurred   approximately   $295,150  in  organizational   and
pre-opening costs for the period September 29, 1998 (inception) to December 31, 1999.

Offering Expenses - Offering expenses, consisting principally of direct incremental costs of the public stock offering, have been deducted from the proceeds of the offering. These expenses were approximately $694,637 through December 31, 1999.

Securities Available-for-Sale - Securities available-for-sale are carried at amortized cost and adjusted to estimated fair value by recognizing the aggregate unrealized gains or losses in a valuation account. Aggregate market valuation adjustments are recorded in stockholders' equity net of deferred income taxes. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

Premises and Equipment - Premises and equipment are stated at cost since the assets have not been placed in service. The provision for depreciation will be computed by the straight-line method, based on the estimated useful lives for buildings of 40 years and furniture and equipment of 5 to 10 years. Leasehold improvements will be amortized over 20 years. The cost of assets sold or otherwise disposed of, and the related allowance for depreciation will be eliminated from the accounts and the resulting gains or losses reflected in the income statement when incurred.

                          COASTAL BANKING COMPANY, INC.
                      (A Company in the Development Stage)

                          Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

                                                      For the period
                                                       September 29, 1998
                                                      to December 31, 1999
                                                    ----------------------
Unrealized holding gains (losses) on
   available-for-sale securities                      $      (41,532)
Reclassification adjustment for losses
   (gains) realized in income                                      -
                                                      --------------

Net unrealized gains                                         (41,532)

Tax effect                                                    14,122
                                                      --------------

Net-of-tax amount                                     $      (27,410)
                                                      ==============

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale at December 31, 1999 were:

                                                                              1999
                                            ---------------------------------------------------------------
                                                              Gross            Gross           Estimated
                                                Amortized    Unrealized       Unrealized        Fair
                                                 Cost         Gains            Losses           Value

U.S. Government agencies and corporations    $  6,568,544   $      65       $    (41,597)    $   6,527,012
                                             ============   ===========     ============     =============

There were no sales of securities in 1999.

                          COASTAL BANKING COMPANY, INC.
                      (A Company in the Development Stage)

                          Notes to Financial Statements

NOTE 2 - INVESTMENT SECURITIES - Continued

The following is a summary of maturities of securities available-for-sale as of December 31, 1999. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

                                                                   Estimated
                                                   Amortized        Fair
                                                    Cost            Value
                                              --------------     -------------
Due within one year or less                   $    6,568,544     $   6,527,012
                                              ==============     =============

There were no securities pledged at December 31, 1999.

NOTE 3 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31, 1999:

                                                                           1999
                                                                   -------------
Land                                                               $     781,644
Buildings                                                                108,772
Furniture and equipment                                                   41,169
Construction in progress                                                  40,457
                                                                   -------------
                                                                         972,042

Less, accumulated depreciation                                                 -
                                                                   -------------

Premises and equipment, net                                        $     972,042
                                                                   =============

At December 31, 1999, the Company has committed to spend approximately $800,000 to complete the renovation of the building acquired to serve as the corporate headquarters.

NOTE 4 - BORROWINGS

As of December 31, 1999, borrowings consist of $100 drawn on a $500,000 unsecured line of credit obtained from The Bankers Bank of Atlanta, Georgia.

The line of credit was being used to fund the Company's organizational and pre-opening costs.

                          COASTAL BANKING COMPANY, INC.
                      (A Company in the Development Stage)

                          Notes to Financial Statements

NOTE 5 - STOCKHOLDERS' EQUITY

Common stock - Coastal Banking Company, Inc. has the authority to issue up to 10,000,000 shares of voting common stock, par value $.01 per share.

Preferred stock - Coastal Banking Company, Inc. has the authority to issue up to 10,000,000 shares of preferred stock, par value $.01 per share. Also, Coastal Banking Company, Inc. has the right to establish and designate from time to time any part or all of the shares by filing an amendment to Coastal Banking Company, Inc.'s Articles of Incorporation, which is effective without shareholder action, in such series and with such preferences, limitations, and relative rights as may be determined by the Board of Directors. The number of authorized shares of preferred stock may be increased or decreased by the affirmative vote of the holders of the majority of the shares of common stock, without a vote of the holders of the shares of preferred stock.

Cumulative voting rights - Coastal Banking Company, Inc. has elected not to have cumulative voting, and no shares issued by Coastal Banking Company, Inc. may be cumulatively voted.

Preemptive rights - The stockholders of Coastal Banking Company, Inc. shall not have any preemptive rights regarding any issuance of Coastal Banking Company, Inc.'s common stock.

Stock Offering - The Company, through its underwriter, Edgar M. Norris & Co., Inc., offered and sold to the general public 870,000 shares of $.01 par value common stock at an offering price of $10.00 per share. Edgar M. Norris also exercised its over-allotment option and purchased an additional 78,281 shares of common stock at $10.00 per share, less its discount of $.70 per share. The total aggregate amount raised from the public stock offering was $9,482,810. Expenses associated with the stock offering totaled $694,637 through December 31, 1999 and have been netted against paid in capital.

The Organizers received one stock warrant for each share of common stock purchased in the offering. The exercise price for the warrants will be $10.00 per share and may be exercised over a ten year period. The warrants will be subject to certain conditions and limitations.

NOTE 6 - STOCK OPTIONS

The Company has entered into an agreement with a consultant to assist with the formation of the Bank. As part of the consultant's fee, he was granted options to purchase 10,000 shares of the Company's common stock for $10 per share. The options are for a ten year period beginning with the date of the public stock offering.

NOTE 7 - INCOME TAXES

As of December 31, 1999, Coastal Banking Company, Inc. had a net operating loss carryforward of $233,280.

There was no provision (benefit) for income taxes for the period from September 29, 1998 to December 31, 1999, since a 100% valuation reserve is being maintained for the net operating loss carryforward.

                          COASTAL BANKING COMPANY, INC.
                      (A Company in the Development Stage)

                          Notes to Financial Statements

NOTE 8 - OTHER OPERATING EXPENSE

Other operating expense for the period September 29, 1998 (inception) to December 31, 1999, is summarized below:

                                                                        1999
                                                                 ---------------
Professional fees                                                $      34,321
Consultant fees                                                         82,867
Insurance                                                                4,347
Telephone                                                                3,790
Other                                                                   36,935
                                                                 -------------

                                                                 $     162,260

NOTE 9 - EMPLOYMENT CONTRACT

Coastal Banking Company, Inc. has entered into a five-year employment contract with its President beginning August 12, 1999. Subject to certain conditions, at the end of each year of the contract, the contract shall be extended for an additional year so that the remaining term of the contract shall continue to be five years. The contract provides that the President will receive an initial annual salary of $96,000, and shall receive a minimum annual increase equal to the increase in the Consumer Price Index.

The contract provides that the President shall receive a $10,000 cash bonus on the date the Bank opens for business and shall be eligible to receive an annual cash bonus not to exceed 5% of the Bank's pretax income if the Bank achieves certain performance levels established by the board of directors.

Additionally, the President will receive other benefits including being eligible for the grant of stock options. Upon the adoption of a stock option plan the President will be granted the option to purchase 5% of the Company's common stock sold in the stock offering.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

         None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------------------------

         In response to this Item, the information contained on page 11 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2000 is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         In response to this Item, the information contained on page 8 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2000 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         In response to this Item, the information contained on page 10 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2000 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         In response to this Item, the information contained on page 11 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2000 is incorporated herein by reference.

Item 13.   Exhibits, List and Reports on Form 8-K
-------------------------------------------------

(a)      The following documents are filed as part of this report:

1.1 Form of Underwriting agreement between the company and Edgar M. Norris & Co., Inc. (incorporated by reference to Exhibit 1.1 of the Registration Statement on Form SB-2, File No. 333-86371)

3.1. Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-86371).

3.2 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-86371).

3.3. Bylaws (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form SB-2, File No. 333-86371).

4.1. See Exhibits 3.1, 3.2, and 3.3 for provisions in the company's Articles of Incorporation and Bylaws defining the rights of holders' of the common stock (incorporated by reference to Exhibits 3.1 and 3.2 of the Registration Statement on Form SB-2, File No. 333-86371).

4.2. Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-86371).

5.1. Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-86371).

10.1 Employment Agreement dated August 12, 1999 between the company and Randolph Kohn (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-86371).

10.2 Purchase and Sale dated February 2, 1999, between Lowcountry National Bank and Sterling Graydon and Helene Dowling (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-86371).

10.3 Line of Credit Agreement with The Banker's Bank dated April 1, 1999 (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-86371).

10.5     Form of Stock Warrant Agreement (incorporated by reference to Exhibit
         10.8 of the Registration Statement on Form SB-2, File No. 333-86371).

27.1     *Financial Data Schedule (for electronic filing purposes)

         ------------------------

         *Filed herewith

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           COASTAL BANKING COMPANY, INC.

Date:   March  29, 2000           By:      /s/ Randolph C. Kohn
       ------------------                  -------------------------------------
                                           President and Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Randolph C. Kohn, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                            Title                         Date
---------                            -----                         ----
/s/ Marjorie Trask Gray
--------------------------------
Marjorie Trask Gray, DMD             Director                      March 29, 2000


/s/ Dennis O. Green
--------------------------------
Dennis O. Green, CPA                 Director, Vice-               March 29, 2000
                                     Chairman of the Board

/s/ Mark B. Heles
--------------------------------
Mark B. Heles                        Director                      March 29, 2000


/s/ J. Phillip Hodges
--------------------------------
J. Phillip Hodges, Jr.               Director                      March 29, 2000


/s/ James W. Holden
--------------------------------
James W. Holden, Jr., DVM            Director                      March 29, 2000


/s/ Ladson F. Howell
--------------------------------
Ladson F. Howell                     Director                      March 29, 2000
                                     Chairman of the Board

/s/ James C. Key
--------------------------------
James C. Key                         Director                      March 29, 2000





/s/ Randolph C. Kohn
--------------------------------
Randolph C. Kohn                     Director, President and        March 29, 2000
                                     Chief Executive Officer

/s/ Ron Lewis
--------------------------------
Ron Lewis                            Director                       March 29, 2000


/s/ Charlie T. Lovering
--------------------------------
Charlie T. Lovering                  Senior Vice President         March 29, 2000
                                     and Chief Financial
                                     Officer
/s/ Lila N. Meeks
--------------------------------
Lila N. Meeks                        Director                      March 29, 2000


/s/ Robert B. Pinkerton
--------------------------------
Robert B. Pinkerton                  Director                      March 29, 2000


/s/ John M. Trask
--------------------------------
John M. Trask, III                   Director                      March 29, 2000


/s/ Matt A. Trumps
--------------------------------
Matt A. Trumps                       Director                      March 29, 2000


                                  EXHIBIT INDEX
                                  -------------
Exhibit
Number                     Description
-------                    -----------

1.1 Form of Underwriting agreement between the company and Edgar M. Norris & Co., Inc. (incorporated by reference to Exhibit 1.1 of the Registration Statement on Form SB-2, File No. 333-86371)

3.1. Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-86371).

3.2 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-86371).

3.3. Bylaws (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form SB-2, File No. 333-86371).

4.1. See Exhibits 3.1, 3.2, and 3.3 for provisions in the company's Articles of Incorporation and Bylaws defining the rights of holders' of the common stock (incorporated by reference to Exhibits 3.1 and 3.2 of the Registration Statement on Form SB-2, File No. 333-86371).

4.2. Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-86371).

5.1. Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-86371).

10.1 Employment Agreement dated August 12, 1999 between the company and Randolph Kohn (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-86371).

10.2 Purchase and Sale dated February 2, 1999, between Lowcountry National Bank and Sterling Graydon and Helene Dowling (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-86371).

10.3 Line of Credit Agreement with The Banker's Bank dated April 1, 1999 (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-86371).

10.5     Form of Stock Warrant Agreement (incorporated by reference to Exhibit
         10.8 of the Registration Statement on Form SB-2, File No. 333-86371).

27.1     *Financial Data Schedule (for electronic filing purposes)

         -----------------------------
         *Filed herewith