Form 10QSB
period 2000-03-31
COASTAL BANKING CO INC
filed 2000-05-12
CIK 1093897

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                    FORM 10-QSB

        X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ----            OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -----   THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


               FOR THE TRANSITION PERIOD FROM _________TO_________

                        Commission File Number 333-86371

                          COASTAL BANKING COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                   United States                        57-1076099
            (State or other jurisdiction            (I.R.S. Employer
                of incorporation)                   Identification No.)

                              36 SEA ISLAND PARKWAY
                               BEAUFORT, SC 29902
                         (Address of principal executive
                          offices, including zip code)

                                 (843) 522-1228
              (Registrant's telephone number, including area code)
                ------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X  NO
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                 948,281 SHARES OF COMMON STOCK, $.01 PAR VALUE

                                  PAGE 1 OF 13
                             EXHIBIT INDEX ON PAGE 2

                          COASTAL BANKING COMPANY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                              Page No.
------------------------------

Item 1   Financial Statements (Unaudited)

         Balance Sheets - March 31, 2000 and December 31, 1999.................................................................3

         Statement of Income - Three months ended March 31, 2000 and For the Period
         September 29, 1998 (Inception) to March 31, 2000......................................................................4

         Statement of Shareholders' Equity and Comprehensive Income - Three months ended March 31, 2000........................5

         Statement of Cash Flows - Three months ended March 31, 2000...........................................................6

         Notes to Financial Statements.........................................................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operation...................................8-10

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K..................................................................................11-13

         (a) Exhibits.........................................................................................................13

         (b) Reports on Form 8-K..............................................................................................11


                          COASTAL BANKING COMPANY, INC.
                            CONDENSED BALANCE SHEETS

                                                                                                 March 31,            December 31,
                                                                                                   2000                   1999
                                                                                                -----------           ------------
                                                                                                (Unaudited)
ASSETS
Cash and due from banks                                                                 $           179,417    $           989,172


Securities available-for-sale                                                                     6,707,303              6,527,012

Accrued interest receivable                                                                                                 25,236
Premises and equipment                                                                            1,573,316                972,042
Other assets                                                                                         20,155                 14,121
                                                                                        -------------------    -------------------

    Total assets                                                                        $         8,480,191    $         8,527,583
                                                                                        ===================    ===================


LIABILITIES
Other liabilities                                                                                         -                    100
                                                                                        -------------------    -------------------

    Total liabilities                                                                                     -                    100
                                                                                        -------------------    -------------------

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; 10,000,000 shares
  authorized and unissued                                                                                 -                      -
Common stock, $.01 par value; 10,000,000 shares
  authorized, 948,281 shares issued  and outstanding                                                  9,483                  9,483
Capital surplus                                                                                   8,724,366              8,778,690
Deficit accumulated in the development stage                                                       (230,205)              (233,280)
Accumulated other comprehensive income (loss)                                                       (23,453)               (27,410)
                                                                                        -------------------    -------------------

    Total shareholders' equity                                                                    8,480,191              8,527,483
                                                                                        -------------------    -------------------
    Total liabilities and shareholders' equity                                          $         8,480,191    $         8,527,583
                                                                                        ===================    ===================



                  See notes to condensed financial statements.

                          COASTAL BANKING COMPANY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                    For the Period
                                                                                 Three Months     September 29, 1998
                                                                                   Ended            (Inception) to
                                                                               March 31, 2000       March 31, 2000
                                                                               --------------       --------------
INCOME:
   Interest on investment securities, taxable                          $            89,446                138,689
   Interest on federal funds sold                                                   20,657                 33,284
                                                                       -------------------    -------------------
      Total income                                                                 110,103                171,973
                                                                       -------------------    -------------------

EXPENSE:
  Interest                                                                             102                 10,792
  Salaries and employee benefits                                                    72,387                188,937
  Occupancy expense                                                                  1,300                  6,950
  Other operating expenses                                                          33,239                195,499
                                                                       -------------------    -------------------
      Total expenses                                                               107,028                402,178
                                                                       -------------------    -------------------

NET INCOME (LOSS)                                                      $             3,075    $          (230,205)
                                                                       ===================    ===================



                  See notes to condensed financial statements.

                          COASTAL BANKING COMPANY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
           STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                                                          Deficit
                                                                                        Accumulated     Accumulated
                                                     Common Stock                          in the         Other
                                                     ------------          Capital       Development  Comprehensive
                                                Shares        Amount       Surplus          Stage         Income        Total
                                                ------        ------       -------          -----         ------        -----

BALANCE,
  DECEMBER 31, 1999                             948,281     $   9,483    $ 8,778,690     $ (233,280)   $ (27,410)    $ 8,527,483

Cost associated with
  the issuance of stock                                                      (54,324)                                    (54,324)

Net income
  for the period                                                                              3,075                        3,075

Other comprehensive income,
  net of tax of $2,041                                                                                     3,957           3,957
                                                                                                                     ------------

Comprehensive income                                                                                                       7,032
                                            ------------   ------------  -------------   ------------  -----------   ------------
BALANCE,
 MARCH 31, 2000                                 948,281     $   9,483    $ 8,724,366     $ (230,205)   $ (23,453)    $ 8,480,191
                                            ============   ============  =============   ============  ===========   ============






                  See notes to condensed financial statements.

                          COASTAL BANKING COMPANY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                              Three Months
                                                                 Ended
                                                             March 31, 2000
                                                             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $         3,075
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Accretion and premium amortization                            (77,799)
     Decrease in interest receivable                                25,236
     Increase in other assets                                       (8,075)
     Decrease in other liabilities                                    (100)
                                                           ---------------
         Net cash used by operating activities                     (57,663)
                                                           ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available-for-sale                   (7,704,494)
   Maturities of securities available-for-sale                   7,608,000
   Purchases of premises and equipment                            (601,274)
                                                           ---------------
         Net cash used by investing activities                    (697,768)
                                                           ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Costs of common stock issuance                                  (54,324)
                                                           ---------------
       Net cash used by financing activities                       (54,324)
                                                           ---------------

NET DECREASE IN CASH AND  CASH EQUIVALENTS                        (809,755)

CASH AND CASH EQUIVALENTS, BEGINNING                               989,172
                                                           ---------------

CASH AND CASH EQUIVALENTS, ENDING                          $       179,417
                                                           ===============

 Cash paid during the period for:
   Interest                                                $           102



                  See notes to condensed financial statements.

                          COASTAL BANKING COMPANY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

Coastal Banking Company, Inc. was organized in September 1998 to organize and own all of the common stock of Lowcountry National Bank. The Company issued stock through an initial public stock offering that closed on December 2, 1999. Since that time, the Company has devoted its time and resources to completing the organization of the Bank. The Bank opened for business on May 10, 2000.

As of March 31, 2000, Coastal Banking Company, Inc. had a net operating loss carryforward of $230,205. There was no provision (benefit) for income taxes for the three months ended March 31, 2000 or for the period September 29, 1998 (inception) to March 31, 2000 since a 100% valuation reserve is being maintained for the net operating loss carryforward.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10K. The financial statements as of March 31, 2000 and for the interim period ended March 31, 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Coastal Banking Company, Inc.'s 1999 Form 10K. As noted throughout this Form 10-QSB, the Company is considered a development stage company at March 31, 2000.

NOTE 2 - COMPREHENSIVE INCOME
-----------------------------

Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included inequity along with the related tax effect for the three-month period ended March 31, 2000.

                                                                   Pre-tax               (Expense)           Net of tax
FOR THE THREE MONTHS ENDED MARCH 31, 2000:                          Amount                Benefit             Amount
                                                               -------------------   -------------------   ---------------
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
    during the period                                          $     5,998             $    (2,041)          $    3,957
  Plus: reclassification adjustment for gains (losses)
    realized in net income                                               -                       -                    -
                                                               -----------             -----------           ----------
Net unrealized gains (losses) on securities                          5,998                  (2,041)               3,957
                                                               -----------             -----------           ----------

Other comprehensive income                                     $     5,998             $    (2,041)          $    3,957
                                                               ===========             ===========           ==========

                          COASTAL BANKING COMPANY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially form those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

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

The Company's principal activities to date have related to its organization, the conducting of its initial public offering, the pursuit of approvals from the OCC for its application to charter the Bank, and the pursuit of approvals from the FDIC for its application for insurance of the deposits of the Bank. On September 29, 1999, the Company received preliminary approval from the OCC to charter the Bank. On November 2, 1999, the FDIC granted preliminary approval of deposit insurance application for the Bank. We expect the Bank to open for business during the second quarter of 2000. We completed our initial public stock offering on December 2, 1999. The offering resulted in the issuance of 948,281 shares of the Company's common stock. Proceeds from the offering were $9,482,810, less expenses associated with the offering totaling $748,961 through March 31, 2000.

At March 31, 2000, the Company had total assets of $8,480,191, consisting of securities available-for-sale of $6,707,303, cash of $179,417, property and equipment of $1,573,316, and other assets of $20,155.

The Company had no liabilities at March 31, 2000. The Company had shareholders' equity of $8,480,191 at March 31, 2000.

                          COASTAL BANKING COMPANY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Continued
         ---------------------------------------------------------

The Company had a net loss of $230,205 for the period September 29, 1998 (inception) to March 31, 2000. These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the OCC to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, responding to questions and providing additional information to the OCC and the FDIC in connection with the application process, the selling of the Company's common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the Bank. Because the Company is in the organizational stage, it has had no operations from which to generate revenues. However, funds from the stock sale were invested in federal funds sold and investment securities.

Since the inception of the Company, all activities have consisted of organizing the Company and Bank, obtaining all required regulatory approvals, and selling stock subscriptions. All operations have been funded through the initial stock purchases by the organizers and subsequently from the stock offering.

The Company opened the Bank for business on May 10, 2000 from its location at 36 Sea Island Parkway, Beaufort, South Carolina.

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

                          COASTAL BANKING COMPANY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Continued
         ---------------------------------------------------------

                              RESULTS OF OPERATIONS

The Company had net income for the three months ended March 31, 2000 of $3,075. Interest income on investment securities totaled $89,446 for the three months and interest earned on federal funds totaled $20,657 for the same period. This income was partially offset by salaries and employee benefits totaling $72,387 for the three months ended March 31, 2000. In addition, the Company incurred $33,239 in other operating expenses for the three months ended March 31, 2000.

The net loss for the period September 29, 1998 (inception) to March 31, 2000 was $230,205. Total interest income for the period totaled $171,973. The primary component of this income was from interest on securities available-for-sale which totaled $138,689. Interest on federal funds totaled $33,284 for the period. This income was offset by expenses totaling $402,178. This was comprised primarily of salaries and employee benefits of $188,937 and other expenses of $195,499. Other expenses included the expenses associated with forming the Company and Bank such as consulting, application and filing fees.

                                     ASSETS

The Company closed its initial public stock offering on December 2, 1999. Funds from the offering were primarily invested in investment securities. At March 31, 2000, investment securities totaled $6,707,303. Premises and equipment totaled $1,573,316 at March 31, 2000. This includes the cost of the land and building in which the Company's corporate headquarters will be located.


                                     CAPITAL

The Company, through an underwriter, offered and sold to the general public 870,000 shares of $.01 par value common stock at an offering price of $10.00 per share. The underwriter also exercised its over-allotment option and purchased an additional 78,281 shares of common stock at $10.00 per share, less its discount of $.70 per share. The total aggregate amount raised from the public stock offering was $9,482,810. Expenses associated with the stock offering totaled $748,961 through March 31, 2000 and have been netted against paid in capital. The net loss for the period September 29, 1998 (Inception) to March 31, 2000 of $230,205 is a reduction of capital. In addition, capital is negatively affected by the unrealized loss on investment securities of $23,453 at March 31, 2000.

                          COASTAL BANKING COMPANY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

         (a)      Exhibits

Exhibit
Number        Description
------        -----------
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

  10.5        Form of Stock Warrant Agreement (incorporated by reference to
              Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-86371).

  27.1        *Financial Data Schedule (for electronic filing purposes)

              *Filed herewith

Reports on Form 8-K
-------------------

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                  Items 1, 2, 3, 4 and 5 are not applicable.

                          COASTAL BANKING COMPANY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                       By:  /s/ RANDOLPH C. KOHN
                                            --------------------
                                            Randolph C. Kohn
                                            President & Chief Executive Officer




Date: May 11, 2000                     By: /s/ CHARLIE T. LOVERING, JR.
                                           ----------------------------
                                           Charlie T. Lovering, Jr.
                                           Chief Financial Officer