Form 10QSB
period 2000-06-30
COASTAL BANKING CO INC
filed 2000-08-11
CIK 1093897

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                        FORM 10-QSB

      X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----------
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2000

                                       OR


                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----------
                THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the Transition Period from _________to_________

                          Commission File No. 333-86371

                          COASTAL BANKING COMPANY, INC.
             (Exact name of registrant as specified in its charter)


               South Carolina                             57-1076099
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

                                  Page 1 of 37
                             EXHIBIT INDEX ON PAGE 2

                          COASTAL BANKING COMPANY, INC.


                                      Index


PART I. FINANCIAL INFORMATION                                                                                      Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- June 30, 2000 and December 31, 1999.....................................3

         Condensed Consolidated Statements of Income -- For the period September 29, 1998 (inception)
           to June 30, 2000, six months ended June 30, 2000 and three months ended June 30, 2000..........................4

         Condensed Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income --
           Six months ended June 30, 2000.................................................................................5

         Condensed Consolidated Statement of Cash Flows -- Six months ended June 30, 2000.................................6

         Notes to Condensed Consolidated Financial Statements.............................................................7-8

Review by Independent Certified Public Accountants........................................................................9

Report on Review by Independent Certified Public Accountants.............................................................10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............................11-15

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders..............................................................16

Item 6. Exhibits and Reports on Form 8-K.................................................................................16

         (a) Exhibits....................................................................................................16

         (b) Reports on Form 8-K.........................................................................................16

                          COASTAL BANKING COMPANY, INC.

                      Condensed Consolidated Balance Sheets

                                                               June 30,        December 31,
                                                                2000              1999
                                                              ------------    ------------
                                                              (Unaudited)
Assets
  Cash and cash equivalents:
  Cash and due from banks                                     $    243,800    $    989,172
  Federal funds sold                                             3,770,000             -
                                                              ------------    ------------
    Total                                                        4,013,800         989,172
                                                              ------------    ------------

  Securities available-for-sale                                    481,396       6,527,012

Loans receivable:                                                4,008,096             -
  Less allowance for loan losses                                   (38,700)            -
                                                              ------------    ------------
    Loans, net                                                   3,969,396             -

Accrued interest receivable                                         20,278          25,236
Premises and equipment, net                                      2,389,546         972,042
Other assets                                                       469,096          14,121
                                                              ------------    ------------

    Total assets                                              $ 11,343,512    $  8,527,583
                                                              ============    ============

Liabilities and Shareholders' Equity

Liabilities
 Deposits:
    Noninterest-bearing transaction accounts                  $    725,238           $ -
    Interest-bearing transaction accounts                        2,105,255             -
                                                              ------------    ------------
      Total deposits                                             2,830,493             -

Accrued interest payable                                             5,656             -
Other liabilities                                                    5,235             100
                                                              ------------    ------------
    Total liabilities                                            2,841,384             100
                                                              ------------    ------------

Shareholders' Equity
Preferred stock, $.01par value; 10,000,000 shares                      -               -
 authorized and unissued
Common stock, $.01 par value; 10,000,000 shares authorized,          9,483           9,483
 948,281 shares issued and  outstanding
Capital surplus                                                  8,724,366       8,778,690
Retained earnings (deficit)                                       (232,023)       (233,280)
Accumulated other comprehensive income (loss)                          302         (27,410)
                                                              ------------    ------------
    Total                                                        8,502,128       8,527,483
                                                              ------------    ------------

 Total liabilities and shareholders' equity                   $ 11,343,512    $  8,527,583
                                                              ============    ============

           See notes to condensed consolidated financial statements.

                          COASTAL BANKING COMPANY, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)



                                                     For the Period               Six Months         Three Months
                                                      September 29,                 Ended                Ended
                                             1998 (Inception) to June 30, 2000   June 30, 2000        June 30, 200
                                             ---------------------------------   -------------       -------------
Interest income
   Loans, including fees                              $  65,806                   $  65,806           $  65,806
   Securities, taxable                                  177,367                     128,124              38,678
   Federal funds sold                                    90,536                      77,909              57,252
                                                      ---------                   ---------           ---------
      Total income                                      333,709                     271,839             161,736
                                                      ---------                   ---------           ---------

Interest expense
   Deposit accounts                                      10,022                      10,022              10,022
   Other interest expense                                14,186                       3,497               3,395
                                                      ---------                   ---------           ---------
     Total                                               24,208                      13,519              13,417
                                                      ---------                   ---------           ---------

Net interest income                                     309,501                     258,320             148,319
Provision for loan losses                                38,700                      38,700              38,700
                                                      ---------                   ---------           ---------
Net interest income after provision for loan losses     270,801                     219,620             109,619
                                                      ---------                   ---------           ---------

Other income
    Service charges on deposit accounts                   1,251                       1,251               1,251
    Other charges, commissions and fees                   1,868                       1,868               1,868
                                                      ---------                   ---------           ---------
      Total                                               3,119                       3,119               3,119
                                                      ---------                   ---------           ---------

Other expense
  Salaries and  benefits                                319,216                     202,665             130,278
  Occupancy expense                                      25,377                      19,727              18,427
  Furniture and fixture expense                           3,056                       3,056               3,056
  Other operating expenses                              281,668                     119,408              86,169
                                                      ---------                   ---------           ---------
      Total                                             629,317                     344,856             237,930
                                                      ---------                   ---------           ---------

Net income (loss) before income taxes                  (355,397)                   (122,117)           (125,192)

Income tax expense (benefit)                           (123,374)                   (123,374)           (123,374)
                                                      ---------                   ---------           ---------

Net income (loss)                                     $(232,023)                  $   1,257           $  (1,818)
                                                      =========                   =========           =========


           See notes to condensed consolidated financial statements.

                          COASTAL BANKING COMPANY, INC.

 Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income
                     For the Six Months Ended June 30, 2000
                                   (Unaudited)



                                                                                              Accumulated
                                           Common Stock                     Retained             Other
                                -------------------------------------       Earnings         Comprehensive
                                Shares        Amount         Surplus        (Deficit)            Income               Total
                                -------       -------        --------       ----------       --------------         ----------
 Balance,
  December 31, 1999              948,281      $ 9,483       $ 8,778,690        $(233,280)         $ (27,410)        $8,527,483

 Costs associated with
  the issuance of stock                                          (54,324)                                               (54,324)

 Net income for
  the period                                                                        1,257                                 1,257

 Other comprehensive
  income, net of tax                                                                                  27,712            27,712
                                                                                                                    ----------
 Comprehensive income                                                                                                   28,969
                                 --------     --------      ------------        ----------            ------        ----------

 Balance,
  June 30, 2000                  948,281      $ 9,483       $ 8,724,366         $(232,023)            $ 302         $8,502,128
                                 ========     ========      ============        ==========            ======        ==========

           See notes to condensed consolidated financial statements.

                          COASTAL BANKING COMPANY, INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                         Six Months Ended
                                                                          June 30, 2000
                                                                          -------------
Cash flows from operating activities:
  Net income                                                               $      1,257
  Adjustments to reconcile net income to net cash (used) provided by operating activities:
    Provision for loan loss                                                      38,700
    Amortization less accretion on investments                                 (114,890)
    Depreciation and amortization                                                 8,273
    (Increase) decrease in interest receivable                                    4,958
    (Increase) decrease on other assets                                        (385,429)
    Increase (decrease) in interest payable                                       5,656
    Increase (decrease) in other liabilities                                      5,135
                                                                           ------------
      Net cash (used) provided by operating activities                         (436,340)
                                                                           ------------

Cash flows from investing activities:
  Purchases of securities available-for-sale                                (13,891,328)
  Maturities of securities available-for-sale                                20,010,000
  Net increase in loans to customers                                         (4,008,096)
  Purchases of premises and equipment                                        (1,425,777)
                                                                           ------------
    Net cash provided by investing activities                                   684,799
                                                                           ------------

Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing transaction accounts      2,030,961
    and savings accounts
  Net increase in certificates of deposit and other time deposits               799,532
  Stock issuance costs                                                          (54,324)
                                                                           ------------
   Net cash provided by financing activities                                  2,776,169
                                                                           ------------

Net increase in cash and cash equivalents                                     3,024,628

Cash and cash equivalents, beginning of period                                  989,172
                                                                           ------------

Cash and cash equivalents, end of period                                   $  4,013,800
                                                                           ============

 Cash paid during the period for:
  Income taxes                                                             $          -
  Interest                                                                 $      7,863

           See notes to condensed consolidated financial statements.

                          COASTAL BANKING COMPANY, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

Coastal Banking Company, Inc. was organized in September 1998 to organize and own all of the common stock of Lowcountry National Bank. The Company issued stock through an initial public stock offering that closed on December 2, 1999. The Bank opened for business on May 10, 2000.

On May 9, 2000, the close of the developmental stage period, the Company had the following assets and liabilities:


 Cash and cash equivalents                                                         $ 6,693,462
 Premises and equipment                                                              1,980,179
 Borrowings                                                                           (375,000)
 Common stock subscription proceeds, net of $748,961 expenses of offering           (8,733,849)
                                                                                    -----------

 Net pre-operating expenses                                                         $ (435,208)
                                                                                    ===========

Accordingly, the accompanying condensed statements of income, cash flows, and shareholders' equity reflect a portion of the development stage period (from January 1, 2000 through May 9, 2000). The period of the development stage from September 29, 1998 through December 31, 1999 was audited by our independent auditors and that financial information is included on the 1999 Form 10K.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10K. The financial statements as of June 30, 2000 and for the interim period ended June 30, 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Coastal Banking Company, Inc.'s 1999 Form 10K.

Note 2 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six month periods ended June 30, 2000:


                                                                      Pre-tax Amount      (Expense) Benefit      Net-of-tax Amount
                                                                      --------------      -----------------      -----------------
 For the six months ended June 30, 2000:
 Unrealized gains (losses) on available-for-sale securities:
   Net unrealized holding gains (losses) on securities                   $ 41,072             $ (13,964)             $ 27,108
    available-for-sale arising in 2000
   Plus: reclassification adjustment for gains (losses)                        -                     -                     -
    realized in net income
                                                                        ---------             ----------            --------

   Net unrealized gains (losses) on securities                            41,072                (13,964)              27,108
                                                                        ---------             ----------            --------

 Other comprehensive income                                             $ 41,072              $ (13,964)            $ 27,108
                                                                        =========             ==========            ========

                          COASTAL BANKING COMPANY, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 2 - Comprehensive Income -- continued



                                                                    Pre-tax Amount     (Expense) Benefit   Net-of-tax Amount
                                                                    --------------     -----------------   -----------------
 For the three months ended June 30, 2000:
 Unrealized gains (losses) on available-for-sale securities:
   Net unrealized holding gains (losses) on securities                  $ 35,992           $ (12,237)           $ 23,755
    available-for-sale arising in 2000
   Plus: reclassification adjustment for gains (losses)                       -                   -                   -
    realized in net income
                                                                       ---------           ----------         ---------

   Net unrealized gains (losses) on securities                           35,992              (12,237)            23,755
                                                                       ---------           ----------         ---------

 Other comprehensive income                                            $ 35,992            $ (12,237)          $ 23,755
                                                                       =========           ==========          ========


Accumulated other comprehensive income consists solely of the unrealized gain
(loss) on securities available-for-sale, net of the deferred tax effects.

                         COASTAL BANKING COMPANY, INC.



               Review by Independent Certified Public Accountants
               --------------------------------------------------




Tourville, Simpson and Caskey, L.L.P., the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2000, and for the three and six month periods ended June 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                         COASTAL BANKING COMPANY, INC.



          Report on Review by Independent Certified Public Accountants
          ------------------------------------------------------------




The Board of Directors
Coastal Banking Company, Inc.
Beaufort, South Carolina

We have reviewed the accompanying condensed consolidated balance sheet of Coastal Banking Company, Inc. and subsidiary (the Company) as of June 30, 2000, the related condensed consolidated statements of income for the three and six month periods ended June 30, 2000, the related condensed consolidated statement of changes in shareholders' equity and comprehensive income for the six month period ended June 30, 2000, and the related condensed consolidated statements of cash flows for the six month period ended June 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and, in our report dated March 9, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                  TOURVILLE, SIMPSON AND CASKEY,
Columbia, South Carolina                          L.L.P.
August 8, 2000

                         COASTAL BANKING COMPANY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------

The following is a discussion of the Company's financial condition as of June 30, 2000 compared to December 31, 1999, and the results of operations for the three and six months ended June 30, 2000. It should be understood that the discussion is based on the Bank's opening for business on May 10, 2000. These comments should be read in conjunction with the Company's condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission.

Results of Operations
---------------------

Net Interest Income
-------------------

Net interest income for the six months ended June 30, 2000 was $258,320. Interest income for the period totaled $271,839. The majority of this interest was derived from investment securities and federal funds sold. Funds from the stock offering were invested in securities and federal funds until the Bank opened for business on May 10, 2000. Interest income was offset slightly by interest expense of $13,519 for the six months ended June 30, 2000.

Net interest income for the three months ended June 30, 2000 was $148,319. Interest income for the period totaled $161,736. Of this amount, $95,930 was derived from interest on securities and federal funds sold. Interest on loans, including fees, totaled $65,806 for the three months ended June 30, 2000. Interest income was partially offset by interest expense of $13,417 for the three months ended June 30, 2000.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the six and three months ended June 30, 2000, the provision charged to expense was $38,700. The allowance for loan losses is 0.97% of total loans at June 30, 2000. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company is currently funding the allowances for loan losses at approximately 1% of total loans. The Company anticipates maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company's net income and, possibly, its capital.

Noninterest Income
------------------

Noninterest income for the six months ended June 30, 2000 totaled $3,119. This amount was comprised of $1,251 in income from service charges on deposit accounts and $1,868 in other income.

Noninterest income for the three months ended June 30, 2000 was the same as that for the six months ended June 30, 2000.

                         COASTAL BANKING COMPANY, INC.

-------------------------------------------------------------------

Noninterest Expense
-------------------

Noninterest expense for the six months ended June 30, 2000 was $344,856. This amount was comprised primarily of salaries and benefits totaling $202,665. The Company employed its three senior officers for the entire period and began hiring additional employees to staff the Bank in April. Other operating expenses were also a significant amount of other operating expenses, totaling $119,408 for the six months ended June 30, 2000. This amount includes expenses associated with the organization and formation of the Bank, including professional fees.

Noninterest expense for the three months ended June 30, 2000 totaled $237,930. This was primarily attributable to salaries and benefits, which totaled $130,278 for the period. The Company had employed a full staff by May 1, 2000 for the Bank's opening on May 10, 2000. In addition, other operating expenses totaled $86,169 for the three months ended June 30, 2000. This includes expenses associated with the opening of the Bank, including advertising costs, which totaled $26, 772.

Income Taxes
------------

An income tax benefit of $123,374 was recorded during the six months ended June 30, 2000. This benefit was recorded on June 30, 2000 after the Bank opened for business on May 10, 2000. The benefit was based on the net loss before taxes for the period September 29, 1998 (inception) to June 30, 2000, which totaled $355,397. This represents an effective tax rate of 34.71%. This benefit will be reversed as the Bank becomes profitable.

The income tax benefit recorded for the six months ended June 30, 2000 was the same benefit recorded during the three months ended June 30, 2000.

Net Income (Loss)
-----------------

The combination of the above factors resulted in net income for the period of $1,257. As discussed in income taxes, an income tax benefit of $123,374 was recorded at June 30, 2000. This benefit was based on the cumulative loss since the Company's inception on September 29, 1998. The net loss before taxes for the cumulative period (through June 30, 2000) was $355,397. The net loss before taxes for the six months ended June 30, 2000 was $122,117. The net loss is primarily a result of expenses incurred during the organizational period, including salaries and other operating expenses.

For the three months ended June 30, 2000, the Company incurred a net loss of $1,818. As discussed above, an income tax benefit of $123,374 was recorded at June 30, 2000. The net loss before income taxes for the three months ended June 30, 2000 was $125,192. This loss consisted of organizational expenses up through the Bank's opening on May 10, 2000, as well as costs associated with opening the Bank, such as advertising.

Assets and Liabilities
----------------------

As of June 30, 2000, total assets were $11,343,512. Loans comprised the largest amount of total assets, which totaled $4,008,096 on June 30, 2000. Federal funds sold totaled $3,770,000 at June 30, 2000. This amount represents a portion of the proceeds from the stock offering which are being invested in federal funds until funds are invested in loans. The remaining proceeds were invested in securities. Total deposits at June 30, 2000 were $2,830,493.

Securities Available-for-Sale
-----------------------------

Securities available-for-sale totaled $481,396 at June 30, 2000. This consisted of a U.S. Government Agency bond.

                         COASTAL BANKING COMPANY, INC.

-------------------------------------------------------------------

Premises and Equipment
----------------------

Premises and equipment, net of depreciation, totaled $2,389,546 at June 30, 2000. The increase of $1,417,504 from the December 31, 1999 amount of $972,042 relates to the renovation of the corporate headquarters and the purchase of furniture and equipment for the headquarters.

Loans
-----

Gross loans totaled $4,008,096 at June 30, 2000. Loans were comprised primarily of real estate mortgage loans, which totaled $2,036,677. Balance within the major loans receivable categories as of June 30, 2000 is as follows:

                                                         June 30,
                                                           2000
                                                        ---------
 Real estate - construction                          $           -
 Real estate - mortgage                                  2,036,677
 Commercial and industrial                               1,600,486
 Consumer and other                                        370,933
                                                     -------------

                                                     $   4,008,096
                                                     =============
Risk Elements in the Loan Portfolio
-----------------------------------

The Bank commenced operations on May 10, 2000. There were no loans considered to be a risk element in the loan portfolio at June 30, 2000.

Activity in the Allowance for Loan Losses is as follows:

                                                               June 30,
                                                                2000
                                                           ------------
 Balance, January 1,                                        $         -
 Provision for loan losses for the period                        38,700
 Net loans (charged off) recovered for   the period                   -
                                                           -------------

 Balance, end of period                                     $    38,700
                                                           =============

 Gross loans outstanding, end of period                     $ 4,008,096

 Allowance for loan losses to loans outstanding                    0.97%

                         COASTAL BANKING COMPANY, INC.

-------------------------------------------------------------------

Deposits
--------

Total deposits at June 30, 2000 were $2,830,493. Savings deposits, which totaled $965,511, comprised the largest amount of deposits.

Balances within the major deposit categories as of June 30, 2000 are as follows:

                                                           June 30,
                                                             2000
                                                           --------
Noninterest-bearing demand deposits                      $  725,238
Interest-bearing demand deposits                            340,212
Savings deposits                                            965,511
Certificates of deposit $100,000 and over                   205,482
Other time deposits                                         594,050
                                                            -------

                                                         $ 2,830,493
                                                           =========

Liquidity
---------

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 141.60% at June 30, 2000.

The Company also has obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At June 30, 2000, unused lines of credit totaled $1,500,000.

Capital Resources
-----------------

Total shareholders' equity decreased from $8,527,483 at December 31, 1999 to $8,502,128 at June 30, 2000. This decrease was primarily attributable to costs relating to the issuance of stock totaling $54,324, which was charged against capital surplus. This charge was partially offset by net income for the period of $1,257 and the change in unrealized loss on securities available-for-sale of $27,712.

Bank holding companies, such as the Company, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

                         COASTAL BANKING COMPANY, INC.

-------------------------------------------------------------------

Capital Resources -- continued
-----------------

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Company's risk-based capital at June 30, 2000:

Shareholders' equity                                      $   8,501,826
Less: intangibles                                                     -
                                                         --------------
Tier 1 capital                                                8,501,826

Plus: allowance for loan losses (1)                              38,700
                                                         --------------
Total capital                                             $   8,540,526
                                                         ==============

Risk-weighted assets                                      $   6,915,249
                                                         ==============

Risk based capital ratios
   Tier 1 capital (to risk-weighted assets)                      122.94%
   Total capital (to risk-weighted assets)                       123.50%
   Tier 1 capital (to total average assets)                      170.65%

(1) limited to 1.25% of risk-weighted assets



Regulatory Matters
------------------

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

                         COASTAL BANKING COMPANY, INC.


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

On May 23, 2000, the Company held its Annual Meeting of Shareholders for the purpose of:

         a.) electing five individuals to serve as class I directors of the Company until the Annual Meeting of Shareholders in 2003; and

         b.)  to approve the Company's 2000 Stock Incentive Plan.

Under the first proposal, the five nominees for director received the number affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company. The following is a list of the five nominees for directors:

Marjorie Trask Gray, DMD, Dennis O. Green, CPA, J. Phillip Hodges, Jr., Randolph
C. Kohn, and Ladson F. Howell.

Of the 948,281 outstanding shares of the Company, 925,761 shares were voted for each director, 1,000 shares withheld authority regarding the election. There were no votes against or broker nonvotes.

Under the second proposal, the 2000 Stock Incentive Plan received enough affirmative votes for approval.

Of the 948,281 outstanding shares of the Company, 440,205 shares were voted for, 14,715 shares were voted against, and 3,900 shares were voted as abstentions. There were no withheld votes or broker nonvotes.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)  Exhibits

              10.1  2000 Stock Incentive Plan

              27.1  Financial Data Schedule

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2000.

Items 1, 3, and 5 are not applicable.

                         COASTAL BANKING COMPANY, INC.


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



                                       By:  /s/ RANDOLPH C. KOHN
                                            --------------------
                                            Randolph C. Kohn
                                            President & Chief Executive Officer



Date: August 11, 2000                  By:  /s/ CHARLIE T. LOVERING, JR.
                                            ----------------------------
                                            Charlie T. Lovering, Jr.
                                            Chief Financial Officer

                                  EXHIBIT 10.1


                          COASTAL BANKING COMPANY, INC.

                            2000 STOCK INCENTIVE PLAN

                          COASTAL BANKING COMPANY, INC.
                            2000 STOCK INCENTIVE PLAN

                                TABLE OF CONTENTS

                                                                            Page

ARTICLE 1   DEFINITIONS........................................................1
ARTICLE 2   THE PLAN...........................................................3
  2.1    Name..................................................................3
  2.2    Purpose...............................................................3
  2.3    Effective Date........................................................3
ARTICLE 3   PARTICIPANTS.......................................................3
ARTICLE 4   ADMINISTRATION.....................................................4
  4.1    Duties and Powers of the Committee....................................4
  4.2    Interpretation; Rules.................................................4
  4.3    No Liability..........................................................4
  4.4    Majority Rule.........................................................4
  4.5    Company Assistance....................................................4
ARTICLE 5   SHARES OF STOCK SUBJECT TO PLAN....................................4
  5.1    Limitations...........................................................4
  5.2    Antidilution..........................................................5
ARTICLE 6   OPTIONS............................................................6
  6.1    Types of Options Granted..............................................6
  6.2    Option Grant and Agreement............................................6
  6.3    Optionee Limitations..................................................6
  6.4    $100,000 Limitation...................................................6
  6.5    Exercise Price........................................................7
  6.6    Exercise Period.......................................................7
  6.7    Option Exercise.......................................................7
  6.8    Reload Options........................................................7
  6.9    Nontransferability of Option..........................................8
  6.10   Termination of Employment or Service..................................8
  6.11   Employment Rights.....................................................8
  6.12   Certain Successor Options.............................................8
  6.13   Effect of a Corporate Transaction.....................................8
  6.14   Forfeiture by Order of Regulatory Agency..............................8
ARTICLE 7   STOCK CERTIFICATES.................................................9

ARTICLE 8   TERMINATION AND AMENDMENT..........................................9
  8.1    Termination and Amendment.............................................9
  8.2    Effect on Optionee's Rights...........................................9
ARTICLE 9   RELATIONSHIP TO OTHER COMPENSATION PLANS...........................9
ARTICLE 10  MISCELLANEOUS.....................................................10
  10.1   Replacement or Amended Grants........................................10
  10.2   Forfeiture for Competition...........................................10
  10.3   Leave of Absence.....................................................10
  10.4   Plan Binding on Successors...........................................10
  10.5   Headings, etc., No Part of Plan......................................10
  10.6   Section 16 Compliance................................................10

                          COASTAL BANKING COMPANY, INC.
                            2000 STOCK INCENTIVE PLAN

                                   ARTICLE I

                                   DEFINITIONS

         As used herein, the following terms have the following meanings unless the context clearly indicates to the contrary:

         "Board" shall mean the Board of Directors of the Company.

         "Cause" (i) with respect to the Company or any subsidiary which employs the recipient of an Option (the "recipient") or for which such recipient primarily performs services, the commission by the recipient of an act of fraud, embezzlement, theft or proven dishonesty, or any other illegal act or practice (whether or not resulting in criminal prosecution or conviction), or any act or practice which the Committee shall, in good faith, deem to have resulted in the recipient's becoming unbondable under the Company's or the subsidiary's fidelity bond; (ii) the willful engaging by the recipient in misconduct which is deemed by the Committee, in good faith, to be materially injurious to the Company or any subsidiary, monetarily or otherwise, including, but not limited, improperly disclosing trade secrets or other confidential or sensitive business information and data about the Company or any subsidiaries and competing with the Company or its subsidiaries, or soliciting employees, consultants or customers of the Company in violation of law or any employment or other agreement to which the recipient is a party; or (iii) the willful and continued failure or habitual neglect by the recipient to perform his or her duties with the Company or the subsidiary substantially in accordance with the operating and personnel policies and procedures of the Company or the subsidiary generally applicable to all their employees. For purposes of this Plan, no act or failure to act by the recipient shall be deemed be "willful" unless done or omitted to be done by recipient not in good faith and without reasonable belief that the recipient's action or omission was in the best interest of the Company and/or the subsidiary. Notwithstanding the foregoing, if the recipient has entered into an employment agreement that is binding as of the date of employment termination, and if such employment agreement defines "Cause," then the definition of "Cause" in such agreement shall apply to the recipient in this Plan. "Cause" under either (i), (ii), or (iii) shall be determined by the Committee.

         "Code" shall mean the United States Internal Revenue Code of 1986, including effective date and transition rules (whether or not codified). Any reference herein to a specific section of the Code shall be deemed to include a reference to any corresponding provision of future law.

         "Committee" shall mean a committee of at least two Directors appointed from time to time by the Board, having the duties and authority set forth herein in addition to any other authority granted by the Board. In selecting the Committee, the Board shall consider (i) the benefits under Section 162(m) of the Code of having a Committee composed of "outside directors" (as that term is defined in the Code) for certain grants of Options to highly compensated executives, and (ii) the benefits under Rule 16b-3 of having a Committee composed of either the entire Board or a Committee of at least two Directors who are Non-Employee Directors for Options granted to or held by any Section 16 Insider. At any time that the Board shall not have appointed a committee as described above, any reference herein to the Committee shall mean the Board.

         "Company" shall mean Coastal Banking Company, Inc., a South Carolina corporation.

         "Corporate Transaction" shall mean the occurrence of any of the following events:

          (i) a merger or consolidation in which securities possessing more than 50% of the total combined voting power of the Company's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction;

          (ii) the sale, transfer or other disposition of all or substantially all of the Company's assets in complete liquidation or dissolution of the Company; or

          (iii) the grant of any bank regulatory approval (or notice of no disapproval) for permission to acquire control of the Company or any of its banking subsidiaries.

         "Director" shall mean a member of the Board and any person who is an advisory or honorary director of the Company if such person is considered a director for the purposes of Section 16 of the Exchange Act, as determined by reference to such Section 16 and to the rules, regulations, judicial decisions, and interpretative or "no-action" positions with respect thereto of the Securities and Exchange Commission, as the same may be in effect or set forth from time to time.

         "Employee" shall mean a person who constitutes an employee of the Company as such term is defined in the instructions to the Form S-8 Registration Statement under the Securities Act of 1933, and also includes non-employees to whom an offer of employment has been extended.

         "Exchange Act" shall mean the Securities Exchange Act of 1934. Any reference herein to a specific section of the Exchange Act shall be deemed to include a reference to any corresponding provision of future law.

         "Exercise Price" shall mean the price at which an Optionee may purchase a share of Stock under a Stock Option Agreement.

         "Fair Market Value" on any date shall mean (i) the closing sales price of the Stock, regular way, on such date on the national securities exchange having the greatest volume of trading in the Stock during the thirty-day period preceding the day the value is to be determined or, if such exchange was not open for trading on such date, the next preceding date on which it was open;
(ii) if the Stock is not traded on any national securities exchange, the average of the closing high bid and low asked prices of the Stock on the over-the-counter market on the day such value is to be determined, or in the absence of closing bids on such day, the closing bids on the next preceding day on which there were bids; or (iii) if the Stock also is not traded on the over-the-counter market, the fair market value as determined in good faith by the Board or the Committee based on such relevant facts as may be available to the Board, which may include opinions of independent experts, the price at which recent sales have been made, the book value of the Stock, and the Company's current and future earnings.

         "Incentive Stock Option" shall mean an option to purchase any stock of the Company, which complies with and is subject to the terms, limitations, and conditions of Section 422 of the Code and any regulations promulgated with respect thereto.

         "Non-Employee Director" shall have the meaning set forth in Rule 16b-3 under the Exchange Act, as the same may be in effect from time to time, or in any successor rule thereto, and shall be determined for all purposes under the Plan according to interpretative or "no-action" positions with respect thereto issued by the Securities and Exchange Commission.

         "Officer" shall mean a person who constitutes an officer of the Company for the purposes of Section 16 of the Exchange Act, as determined by reference to such Section 16 and to the rules, regulations, judicial decisions, and interpretative or "no-action" positions with respect thereto of the Securities and Exchange Commission, as the same may be in effect or set forth from time to time.

         "Option" shall mean an option, whether or not an Incentive Stock Option, to purchase Stock granted pursuant to the provisions of Article VI hereof.

         "Optionee" shall mean a person to whom an Option has been granted hereunder.

         "Parent" shall mean any corporation (other than the Company or a Subsidiary) in an unbroken chain of corporations ending with the Company if, at the time of the grant (or modification) of the Option, each of the corporations other than the Company or a Subsidiary owns stock possessing 50% or more of the total combined voting power of the classes of stock in one of the other corporations in such chain.

         "Permanent and Total Disability" shall have the same meaning as given to that term by Code Section 22(e)(3) and any regulations or rulings promulgated thereunder.

         "Plan" shall mean the Coastal Banking Company, Inc. 2000 Stock Incentive Plan, the terms of which are set forth herein.

         "Purchasable" shall refer to Stock which may be purchased by an Optionee under the terms of this Plan on or after a certain date specified in the applicable Stock Option Agreement.

         "Qualified Domestic Relations Order" shall have the meaning set forth in the Code or in the Employee Retirement Income Security Act of 1974, or the rules and regulations promulgated under the Code or such Act.

         "Reload Option" shall have the meaning set forth in Section 6.8 hereof.

         "Section 16 Insider" shall mean any person who is subject to the provisions of Section 16 of the Exchange Act, as provided in Rule 16a-2 promulgated pursuant to the Exchange Act.

         "Stock" shall mean the Common Stock, par value $0.01 per share, of the Company or, in the event that the outstanding shares of Stock are hereafter changed into or exchanged for shares of a different stock or securities of the Company or some other entity, such other stock or securities.

         "Stock Option Agreement" shall mean an agreement between the Company and an Optionee under which the Optionee may purchase Stock hereunder, a sample form of which is attached hereto as Exhibit A (which form may be varied by the Committee in granting an Option).

         "Subsidiary" shall mean any corporation (other than the Company) in an unbroken chain of corporations beginning with the Company if, at the time of the grant (or modification) of the Option, each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

                                   ARTICLE II

                                    THE PLAN

         2.1 Name. This Plan shall be known as "Coastal Banking Company, Inc. 2000 Stock Incentive Plan."

         2.2 Purpose. The purpose of the Plan is to advance the interests of the Company, its Subsidiaries, and its shareholders by affording Employees and Directors of the Company and its Subsidiaries an opportunity to acquire or increase their proprietary interests in the Company. The objective of the issuance of the Options is to promote the growth and profitability of the Company and its Subsidiaries because the Optionees will be provided with an additional incentive to achieve the Company's objectives through participation in its success and growth and by encouraging their continued association with or service to the Company.

         2.3 Effective Date. The Plan shall become effective on _____________ provided, however, that if the shareholders of the Company have not approved the Plan on or prior to the first anniversary of such effective date, then all options granted under the Plan shall be non-Incentive Stock Options. If, at the time of any amendment to the Plan, shareholder approval is required by the Code for Incentive Stock Options and such shareholder approval has not been obtained (or is not obtained within 12 months thereof), any Incentive Stock Options issued under the Plan shall automatically become options which do not qualify as Incentive Stock Options.

                                  ARTICLE III

                                  PARTICIPANTS

         The class of persons eligible to participate in the Plan shall consist of all Directors and Employees of the Company or any Subsidiary.

                                   ARTICLE IV

                                 ADMINISTRATION

         4.1 Duties and Powers of the Committee. The Plan shall be administered by the Committee. The Committee shall select one of its members as its Chairman and shall hold its meetings at such times and places as it may determine. The Committee shall keep minutes of its meetings and shall make such rules and regulations for the conduct of its business as it may deem necessary. The Committee shall have the power to act by unanimous written consent in lieu of a meeting, and to meet telephonically. In administering the Plan, the Committee's actions and determinations shall be binding on all interested parties. The Committee shall have the power to grant Options in accordance with the provisions of the Plan and may grant Options singly, in combination, or in tandem. Subject to the provisions of the Plan, the Committee shall have the discretion and authority to determine those individuals to whom Options will be granted and whether such Options shall be accompanied by the right to receive Reload Options, the number of shares of Stock subject to each Option, such other matters as are specified herein, and any other terms and conditions of a Stock Option Agreement. The Committee shall also have the discretion and authority to delegate to any Officer its power to grant Options under the Plan to Employees, but not to Employees who are Officers or Directors. To the extent not inconsistent with the provisions of the Plan, the Committee may give a Optionee an election to surrender an Option in exchange for the grant of a new Option, and shall have the authority to amend or modify an outstanding Stock Option Agreement, or to waive any provision thereof, provided that the Optionee consents to such action.

         4.2 Interpretation; Rules. Subject to the express provisions of the Plan, the Committee also shall have complete authority to interpret the Plan, to prescribe, amend, and rescind rules and regulations relating to it, to determine the details and provisions of each Stock Option Agreement, and to make all other determinations necessary or advisable for the administration of the Plan, including, without limitation, the amending or altering of the Plan and any Options granted hereunder as may be required to comply with or to conform to any federal, state, or local laws or regulations. If an option granted under the Plan is intended to be an Incentive Stock Option but does not qualify as an Incentive Stock Option for any reason, then the option granted shall remain valid but shall be a non-Incentive Stock Option.

         4.3 No Liability. Neither any member of the Board nor any member of the Committee shall be liable to any person for any act or determination made in good faith with respect to the Plan or any Option granted hereunder.

         4.4 Majority Rule. A majority of the members of the Committee shall constitute a quorum, and any action taken by a majority at a meeting at which a quorum is present, or any action taken without a meeting evidenced by a writing executed by all the members of the Committee, shall constitute the action of the Committee.

         4.5 Company Assistance. The Company shall supply full and timely information to the Committee on all matters relating to eligible persons, their employment, death, retirement, disability, or other termination of employment, and such other pertinent facts as the Committee may require. The Company shall furnish the Committee with such clerical and other assistance as is necessary in the performance of its duties.

                                   ARTICLE V

                         SHARES OF STOCK SUBJECT TO PLAN

         5.1 Limitations. Subject to any antidilution adjustment pursuant to the provisions of Section 5.2 hereof, the maximum number of shares of Stock that may be issued hereunder shall be 142,242 and thereafter shall automatically be increased each time the Company issues additional shares of Stock so that the total number of shares issuable hereunder shall at all times equal 15% of the then outstanding shares of Stock, unless in any case the Board of Directors adopts a resolution providing that the number of shares issuable under this Plan shall not be so increased. Any or all shares of Stock subject to the Plan may be issued in any combination of Incentive Stock Options or non-Incentive Stock Options, and the amount of Stock subject to the Plan may be increased from time to time in accordance with Article IX, provided that the total number of shares of Stock issuable pursuant to Incentive Stock Options may not be increased to more than 142,242 (other than pursuant to anti-dilution adjustments) without shareholder approval. Shares subject to an Option may be either authorized and unissued shares or shares issued and later acquired by the Company. The shares covered by any unexercised portion of an Option that has terminated for any reason (except as set forth in the following paragraph) may again be optioned under the Plan, and such shares shall not be considered as having been optioned or issued in computing the number of shares of Stock remaining available for option hereunder.

         If Options are issued in respect of options to acquire stock of any entity acquired, by merger or otherwise, by the Company (or any Subsidiary of the Company), to the extent that such issuance shall not be inconsistent with the terms, limitations and conditions of Code section 422 or Rule 16b-3 under the Exchange Act, the aggregate number of shares of Stock for which Options may be granted hereunder shall automatically be increased by the number of shares subject to the Options so issued; provided, however, that the aggregate number of shares of Stock for which Options may be granted hereunder shall automatically be decreased by the number of shares covered by any unexercised portion of an Option so issued that has terminated for any reason, and the shares subject to any such unexercised portion may not be optioned to any other person.

         5.2 Antidilution.

         (a) If (x) the outstanding shares of Stock are changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of merger, consolidation, reorganization, recapitalization, reclassification, combination or exchange of shares, or stock split or stock dividend, (y) any spin-off, spin-out or other distribution of assets materially affects the price of the Company's stock, or (z) there is any assumption and conversion to the Plan by the Company of an acquired company's outstanding option grants, then:

                  (i) the aggregate number and kind of shares of Stock for which Options may be granted hereunder shall be adjusted proportionately by the Committee; and

                  (ii) the rights of Optionees (concerning the number of shares subject to Options and the Exercise Price) under outstanding Options shall be adjusted proportionately by the Committee.

         (b) If the Company shall be a party to any reorganization in which it does not survive, involving merger, consolidation, or acquisition of the stock or substantially all the assets of the Company, the Committee, in its sole discretion, may (but is not required to):

                  (i) notwithstanding other provisions hereof, declare that all Options granted under the Plan shall become exercisable immediately notwithstanding the provisions of the respective Stock Option Agreements regarding exercisability, that all such Options shall terminate 30 days after the Committee gives written notice of the immediate right to exercise all such Options and of the decision to terminate all Options not exercised within such 30-day period; and/or

                  (ii) notify all Optionees that all Options granted under the Plan shall be assumed by the successor corporation or substituted on an equitable basis with options issued by such successor corporation.

         (c) If the Company is to be liquidated or dissolved in connection with a reorganization described in Section 5.2(b), the provisions of such Section shall apply. In all other instances, the adoption of a plan of dissolution or liquidation of the Company shall, notwithstanding other provisions hereof, cause every Option outstanding under the Plan to terminate to the extent not exercised prior to the adoption of the plan of dissolution or liquidation by the shareholders, provided that, notwithstanding other provisions hereof, the Committee may declare all Options granted under the Plan to be exercisable at any time on or before the fifth business day following such adoption notwithstanding the provisions of the respective Stock Option Agreements regarding exercisability.

         (d) The adjustments described in paragraphs (a) through (c) of this
Section 5.2, and the manner of their application, shall be determined solely by the Committee, and any such adjustment may provide for the elimination of fractional share interests; provided, however, that any adjustment made by the Board or the Committee shall be made in a manner that will not cause an Incentive Stock Option to be other than an Incentive Stock Option under applicable statutory and regulatory provisions. The adjustments required under this Article V shall apply to any successors of the Company and shall be made regardless of the number or type of successive events requiring such adjustments.

                                   ARTICLE VI

                                     OPTIONS

         6.1 Types of Options Granted. The Committee may, under this Plan, grant either Incentive Stock Options or Options which do not qualify as Incentive Stock Options. Within the limitations provided in this Plan, both types of

Options may be granted to the same person at the same time, or at different times, under different terms and conditions, as long as the terms and conditions of each Option are consistent with the provisions of the Plan. Without limitation of the foregoing, Options may be granted subject to conditions based on the financial performance of the Company or any other factor the Committee deems relevant.

         6.2 Option Grant and Agreement. Each Option granted hereunder shall be evidenced by minutes of a meeting or the written consent of the Committee and by a written Stock Option Agreement executed by the Company and the Optionee. The terms of the Option, including the Option's duration, time or times of exercise, exercise price, whether the Option is intended to be an Incentive Stock Option, and whether the Option is to be accompanied by the right to receive a Reload Option, shall be stated in the Stock Option Agreement. In structuring the terms of each Option, the Committee shall follow the guidelines set forth in the FDIC statement of policy relating to applications for deposit insurance, including that the terms should encourage each Optionee to remain involved in the Company and/or its Subsidiaries, such as by having a vesting period of equal percentages each year over the initial three years following the grant of the Option and a requirement that the Option be exercised or expire within a reasonable time after termination as an active officer, employee, or director. No Incentive Stock Option may be granted more than ten years after the earlier to occur of the effective date of the Plan or the date the Plan is approved by the Company's shareholders. Separate Stock Option Agreements may be used for Options intended to be Incentive Stock Options and those not so intended, but any failure to use such separate agreements shall not invalidate, or otherwise adversely affect the Optionee's interest in, the Options evidenced thereby.

         6.3 Optionee Limitations. The Committee shall not grant an Incentive Stock Option to any person who, at the time the Incentive Stock Option is granted:

         (a) is not an employee of the Company or any of its Subsidiaries (as the term 44 employee" is defined by the Code); or

         (b) owns or is considered to own stock possessing at least 10% of the total combined voting power of all classes of stock of the Company or any of its Parent or Subsidiary corporations; provided, however, that this limitation shall not apply if at the time an Incentive Stock Option is granted the Exercise Price is at least I 10 % of the Fair Market Value of the Stock subject to such Option and such Option by its terms would not be exercisable after five years from the date on which the Option is granted. For the purpose of this subsection (b), a person shall be considered to own: (i) the stock owned, directly or indirectly, by or for his or her brothers and sisters (whether by whole or half blood), spouse, ancestors and lineal descendants; (ii) the stock owned, directly or indirectly, by or for a corporation, partnership, estate, or trust in proportion to such person's stock interest, partnership interest or beneficial interest therein; and (iii) the stock which such person may purchase under any outstanding options of the Company or of any Parent or Subsidiary.

         6.4 $100,000 Limitation. Except as provided below, the Committee shall not grant an Incentive Stock Option to, or modify the exercise provisions of outstanding Incentive Stock Options held by, any person who, at the time the Incentive Stock Option is granted (or modified), would thereby receive or hold any Incentive Stock Options of the Company and any Parent or Subsidiary, such that the aggregate Fair Market Value (determined as of the respective dates of grant or modification of each option) of the stock with respect to which such Incentive Stock Options are exercisable for the first time during any calendar year is in excess of $100,000 (or such other limit as may be prescribed by the Code from time to time); provided that the foregoing restriction on modification of outstanding Incentive Stock Options shall not preclude the Committee from modifying an outstanding Incentive Stock Option if, as a result of such modification and with the consent of the Optionee, such Option no longer constitutes an Incentive Stock Option; and provided that, if the $100,000 limitation (or such other limitation prescribed by the Code) described in this
Section 6.4 is exceeded, the Incentive Stock Option, the granting or modification of which resulted in the exceeding of such limit, shall be treated as an Incentive Stock Option up to the limitation and the excess shall be treated as an Option not qualifying as an Incentive Stock Option.

         6.5 Exercise Price. The Exercise Price of the Stock subject to each Option shall be determined by the Committee. Subject to the provisions of
Section 6.3(b) hereof, the Exercise Price of an Option shall not be less than the Fair Market Value of the Stock as of the date the Option is granted (or in the case of an Incentive Stock Option that is subsequently modified, on the date of such modification).

         6.6 Exercise Period. The period for the exercise of each Option granted hereunder shall be determined by the Committee, but the Stock Option Agreement with respect to each Option shall provide that such Option shall not be exercisable after ten years from the date of grant (or modification) of the Option.

         6.7 Option Exercise.

         (a) Unless otherwise provided in the Stock Option Agreement or Section
6.6 hereof, an Option may be exercised at any time or from time to time during the term of the Option as to any or all full shares which have become Purchasable under the provisions of the Option, but not at any time as to less than 100 shares unless the remaining shares that have become so Purchasable are less than 100 shares. The Committee shall have the authority to prescribe in any Stock Option Agreement that the Option may be exercised only in accordance with a vesting schedule during the term of the Option.

         (b) An Option shall be exercised by (i) delivery to the Company at its principal office a written notice of exercise with respect to a specified number of shares of Stock and (ii) payment to the Company at that office of the full amount of the Exercise Price for such number of shares in accordance with
Section 6.7(c). If requested by an Optionee, an Option may be exercised with the involvement of a stockbroker in accordance with the federal margin rules set forth in Regulation T (in which case the certificates representing the underlying shares will be delivered by the Company directly to the stockbroker).

         (c) The Exercise Price is to be paid in full in cash upon the exercise of the Option and the Company shall not be required to deliver certificates for the shares purchased until such payment has been made; provided, however, that in lieu of cash, in the Company's discretion all or any portion of the Exercise Price may be paid by tendering to the Company shares of Stock duly endorsed for transfer and owned by the Optionee, or by authorization to the Company to withhold shares of Stock otherwise issuable upon exercise of the Option, in each case to be credited against the Exercise Price at the Fair Market Value of such shares on the date of exercise (however, no fractional shares may be so transferred, and the Company shall not be obligated to make any cash payments in consideration of any excess of the aggregate Fair Market Value of shares transferred over the aggregate Exercise Price); provided further, that the Board may provide in a Stock Option Agreement (or may otherwise determine in its sole discretion at the time of exercise) that, in lieu of cash or shares, all or a portion of the Exercise Price may be paid by the Optionee's execution of a recourse note equal to the Exercise Price or relevant portion thereof, subject to compliance with applicable state and federal laws, rules and regulations. Notwithstanding the above, the Company shall not be obligated to accept tender of shares of Stock as payment of the Exercise Price if doing so would result in a charge to the Company's earnings for financial reporting purposes.

         (d) In addition to and at the time of payment of the Exercise Price, the Optionee shall pay to the Company in cash the full amount of any federal, state, and local income, employment, or other withholding taxes applicable to the taxable income of such Optionee resulting from such exercise; provided, however, that in the discretion of the Committee any Stock Option Agreement may provide that all or any portion of such tax obligations, together with additional taxes not exceeding the actual additional taxes to be owed by the Optionee as a result of such exercise, may, upon the irrevocable election of the Optionee, be paid by tendering to the Company whole shares of Stock duly endorsed for transfer and owned by the Optionee, or by authorization to the Company to withhold shares of Stock otherwise issuable upon exercise of the Option, in either case in that number of shares having a Fair Market Value on the date of exercise equal to the amount of such taxes thereby being paid, and subject to such restrictions as to the approval and timing of any such election as the Committee may from time to time determine to be necessary or appropriate to satisfy the conditions of the exemption set forth in Rule 16b-3 under the Exchange Act, if such rule is applicable.

         (e) The holder of an Option shall not have any of the rights of a shareholder with respect to the shares of Stock subject to the Option until such shares have been issued and transferred to the Optionee upon the exercise of the Option.

         6.8 Reload Options.

         (a) The Committee may specify in a Stock Option Agreement (or may otherwise determine in its sole discretion) that a Reload Option shall be granted, without further action of the Committee, (i) to an Optionee who exercises an Option (including a Reload Option) by surrendering shares of Stock in payment of amounts specified in Sections 6.7(c) or 6.7(d) hereof, (ii) for the same number of shares as are surrendered to pay such amounts, (iii) as of the date of such payment and at an Exercise Price equal to the Fair Market Value of the Stock on such date, and (iv) otherwise on the same terms and conditions as the Option whose exercise has occasioned such payment, except as provided below and subject to such other contingencies, conditions, or other terms as the Committee shall specify at the time such exercised Option is granted; provided, that the Committee may require that the shares surrendered in payment as provided above must have been held by the Optionee for at least six months prior to such surrender.

         (b) Unless provided otherwise in the Stock Option Agreement, a Reload Option may not be exercised by an Optionee (i) prior to the end of a one-year period from the date that the Reload Option is granted, and (ii) unless the Optionee retains beneficial ownership of the shares of Stock issued to such Optionee upon exercise of the Option referred to above in Section 6.8(a)(i) for a period of one year from the date of such exercise.

         6.9 Nontransferability of Option. Other than as provided below, no Option shall be transferable by an Optionee other than by will or the laws of descent and distribution or, in the case of non-Incentive Stock Options, pursuant to a Qualified Domestic Relations Order, and, during the lifetime of an Optionee, Options shall be exercisable only by such Optionee (or by such Optionee's guardian or legal representative, should one be appointed). However, a Non-Incentive Stock Option may, in connection with the Optionee's estate plan, be assigned in whole or in part during Optionee's lifetime to one or more members of the Optionee's immediate family or to a trust established for the exclusive benefit of one or more such family members. The assigned portion shall be exercisable only by the person or persons who acquire a proprietary interest in the Option pursuant to such assignment. The terms applicable to the assigned portion shall be the same as those in effect for this Option immediately prior to such assignment and shall be set forth in such documents issued to the assignee as the Committee may deem appropriate.

         6.10 Termination of Employment or Service. The Committee shall have the power to specify the effect upon an Optionee's right to exercise an Option upon termination of such Optionee's employment or service under various circumstances, which effect may include immediate or deferred termination of such Optionee's rights under an Option, or acceleration of the date at which an Option may be exercised in full. Unless a Stock Option Agreement specifically provides otherwise, in the event the recipient of an Option is terminated from his or her employment or other service to the Company or its subsidiaries for Cause, Options, whether vested or unvested, granted to such person shall terminate immediately and shall not thereafter be exercisable.

         6.11 Employment Rights. Nothing in the Plan or in any Stock Option Agreement shall confer on any person any right to continue in the employ of the Company or any of its Subsidiaries, or shall interfere in any way with the right of the Company or any of its Subsidiaries to terminate such person's employment at any time.

         6.12 Certain Successor Options. To the extent not inconsistent with the terms, limitations and conditions of Code section 422 and any regulations promulgated with respect thereto, an Option issued in respect of an option held by an employee to acquire stock of any entity acquired, by merger or otherwise, by the Company (or any Subsidiary of the Company) may contain terms that differ from those stated in this Article VI, but solely to the extent necessary to preserve for any such employee the rights and benefits contained in such predecessor option, or to satisfy the requirements of Code section 424(a).

         6.13 Effect of a Corporate Transaction. All Options, to the extent outstanding at the time of a Corporate Transaction but not otherwise fully exercisable, shall automatically accelerate so that the Options shall, immediately prior to the effective date of the Corporate Transaction, become exercisable for all shares at the time subject to such Options and may be exercised for any or all of those shares as fully vested shares of Stock.

         6.14 Forfeiture by Order of Regulatory Agency. If the Company's or any of its financial institution Subsidiaries' capital falls below the minimum requirements contained in 12 CFR 3 or below a higher requirement as determined by the Company's or such Subsidiary's primary bank regulatory agencies, such agencies may direct the Company to require Optionees to exercise or forfeit some or all of their Options. All options granted under this Plan are subject to the terms of any such directive.

                                  ARTICLE VII

                               STOCK CERTIFICATES

         The Company shall not be required to issue or deliver any certificate for shares of Stock purchased upon the exercise of any Option granted hereunder or any portion thereof prior to fulfillment of all of the following conditions:

         (a) The admission of such shares to listing on all stock exchanges on which the Stock is then listed;

         (b) The completion of any registration or other qualification of such shares which the Committee shall deem necessary or advisable under any federal or state law or under the rulings or regulations of the Securities and

Exchange Commission or any other governmental regulatory body;

         (c) The obtaining of any approval or other clearance from any federal or state governmental agency or body which the Committee shall determine to be necessary or advisable; and

         (d) The lapse of such reasonable period of time following the exercise of the Option as the Board from time to time may establish for reasons of administrative convenience.

         Stock certificates issued and delivered to Optionees shall bear such restrictive legends as the Company shall deem necessary or advisable pursuant to applicable federal and state securities laws. The inability of the Company to obtain approval from any regulatory body having authority deemed by the Company to be necessary to the lawful issuance and sale of any Stock pursuant to Options shall relieve the Company of any liability with respect to the non-issuance or sale of the Stock as to which such approval shall not have been obtained. However, the Company shall use its best efforts to obtain all such approvals.

                                  ARTICLE VIII

                            TERMINATION AND AMENDMENT

         8.1 Termination and Amendment. The Board may at any time terminate the Plan; provided, however, that the Board (unless its actions are approved or ratified by the shareholders of the Company within twelve months of the date that the Board amends the Plan) may not amend the Plan to:

         (a) Increase the total number of shares of Stock issuable pursuant to Incentive Stock Options under the Plan, except as contemplated in Section 5.2 hereof; or

         (b) Change the class of employees eligible to receive Incentive Stock Options that may participate in the Plan.

         8.2 Effect on Optionee's Rights. No termination, amendment, or modification of the Plan shall affect adversely a Optionee's rights under a Stock Option Agreement without the consent of the Optionee or his legal representative.

                                   ARTICLE IX

                    RELATIONSHIP TO OTHER COMPENSATION PLANS

         The adoption of the Plan shall not affect any other stock option, incentive, or other compensation plans in effect for the Company or any of its Subsidiaries; nor shall the adoption of the Plan preclude the Company or any of its Subsidiaries from establishing any other form of incentive or other compensation plan for employees or Directors of the Company or any of its Subsidiaries.

                                   ARTICLE X

                                  MISCELLANEOUS

         10.1 Replacement or Amended Grants. At the sole discretion of the Committee, and subject to the terms of the Plan, the Committee may modify outstanding Options or accept the surrender of outstanding Options and grant new Options in substitution for them. However no modification of an Option shall adversely affect a Optionee's rights under a Stock Option Agreement without the consent of the Optionee or his legal representative.

         10.2 Forfeiture for Competition. If a Optionee provides services to a competitor of the Company or any of its Subsidiaries, whether as an employee, officer, director, independent contractor, consultant, agent, or otherwise, such services being of a nature that can reasonably be expected to involve the skills and experience used or developed by the Optionee while an Employee, then that Optionee's rights under any Options outstanding hereunder shall be forfeited and terminated subject in each case to a determination to the contrary by the Committee.

         10.3 Leave of Absence. Unless provided otherwise in a particular Stock Option Agreement, the following provisions shall apply upon an Optionee's commencement of an authorized leave of absence:

         (a) The exercise schedule in effect for such Option shall be frozen as of the first day of the authorized leave, and the Option shall not become exercisable for any additional installments of shares of Stock during the period Optionee remains on such leave.

         (b) Should the Optionee resume active Employee status within 60 days after the start date of the authorized leave, Optionee shall, for purposes of the applicable exercise schedule, receive service credit for the entire period of such leave. If the Optionee does not resume active Employee status within such 60-day period, then no service credit shall be given for the entire period of such leave.

         (c) If the Option is an Incentive Stock Option, then the following additional provision shall apply:

                  If the leave of absence continues for more than three months, then the Option shall automatically convert to a Non-Incentive Stock Option under the Federal tax laws upon the expiration of such three-month period, unless the Optionee's reemployment rights are guaranteed by statute or written agreement. Following any such conversion of the Option, all subsequent exercises of the Option, whether effected before or after Optionee's return to active Employee status, shall result in an immediate taxable event, and the Company shall be required to collect from Optionee the Federal, state and local income and employment withholding taxes applicable to such exercise.

         (d) In no event shall the Option become exercisable for any additional shares or otherwise remain outstanding if Optionee does not resume Employee status prior to the Expiration Date of the option term.

         10.4 Plan Binding on Successors. The Plan shall be binding upon the successors and assigns of the Company.

         10.5 Headings, etc., No Part of Plan. Headings of Articles and Sections hereof are inserted for convenience and reference; they do not constitute part of the Plan.

         10.6 Section 16 Compliance. With respect to Section 16 Insiders, transactions under this Plan are intended to comply with all applicable conditions of Rule 16b-3 or its successors under the Exchange Act. To the extent any provision of the Plan or action by the Committee fails to so comply, it shall be deemed void to the extent permitted by law and deemed advisable by the Committee. In addition, if necessary to comply with Rule 16b-3 with respect to any grant of an Option hereunder, and in addition to any other vesting or holding period specified hereunder or in an applicable Stock Option Agreement, any Section 16 Insider acquiring an Option shall be required to hold either the Option or the underlying shares of Stock obtained upon exercise of the Option for a minimum of six months.

                                    EXHIBIT A
                                       to
                          COASTAL BANKING COMPANY, INC.
                           2000 STOCK INCENTIVE PLAN -
                   Form of Employee of Stock Option Agreement

                          COASTAL BANKING COMPANY, INC.
                             STOCK OPTION AGREEMENT

         THIS STOCK OPTION AGREEMENT (this "Agreement") is entered into as of this ___ day of February, 2000, between COASTAL BANKING COMPANY, INC., a South Carolina corporation (the "Company"), and ___________________ (the "Optionee").

         WHEREAS, on February ___, 2000, the Board of Directors of the Company adopted a Stock Incentive Plan known as the "COASTAL BANKING COMPANY, INC. 2000 STOCK INCENTIVE PLAN" (the "Stock Incentive Plan"), and recommended that the Plan be approved by the Company's shareholders; and

         WHEREAS, the Committee has granted the Optionee a stock option to purchase the number of shares of the Company's common stock as set forth below, and in consideration of the granting of that stock option the Optionee intends to remain in the employ of the Company; and

         WHEREAS, the Company considers it desirable and in its best interest that the Optionee be provided an inducement to acquire an ownership interest in the Company and an additional incentive to advance the interest of the Company through the grant of an option to purchase shares of common stock of the Company pursuant to the Stock Incentive Plan; and

         WHEREAS, the Company and the Optionee desire to enter into a written agreement with respect to such option in accordance with the Stock Incentive Plan.

         NOW, THEREFORE, as an employment incentive and to encourage stock ownership, and also in consideration of the mutual covenants contained herein, the Company and the Optionee agree as follows.

         1. Incorporation of Stock Incentive Plan. This option is granted pursuant to the provisions of the Stock Incentive Plan and the terms and definitions of the Stock Incentive Plan are incorporated herein by reference and made a part hereof. A copy of the Stock Incentive Plan has been delivered to, and receipt is hereby acknowledged by, the Optionee.

         2. Grant of Option. Subject to the provisions stated in this Agreement, the Company hereby evidences its grant to the Optionee, not in lieu of salary or other compensation, of the right and option (the "Option") to purchase the number of shares of the Company's Common Stock, par value $0.01 per share (the "Stock"), set forth below, exercisable in the amounts and at the time specified below. This Option is intended to be an Incentive Stock Option, as defined in the Internal Revenue Code.

         Number of Shares:          *****

         Exercise Price:            $ *** per share

         Option Vesting Schedule:   Options are exercisable with respect the
                                    shares of Stock as follows, subject in each case to continued employment by the Company or a subsidiary of the Company through such date, and subject to the provisions of
                                    Section 7 of this Agreement:

         No. of Shares                    Vesting Date

         *****                                                 ,2001
                                          ---------------------

         *****                                                 ,2002
                                          ---------------------

         *****                                                 ,2003
                                          ---------------------

         *****                                                 ,2004
                                          ---------------------

         *****                                                 ,2005
                                          ---------------------

Option Exercise Period:    All options expire and are void unless exercised on
or before
                                   __________________, 2010.

         3. Exercise Terms. The Optionee must exercise the Option for at least the lesser of 100 shares or the number of shares of Purchasable Stock as to which the Option remains unexercised. If this Option is not exercised with respect to all or any part of the shares subject to this Option prior to its expiration, the shares with respect to which this Option was not exercised shall no longer be subject to this Option.

         4. Restrictions on Transferability. No Option shall be transferable by an Optionee other than by will or the laws of descent and distribution or pursuant to a Qualified Domestic Relations Order. During the lifetime of an Optionee, Options shall be exercisable only by such Optionee (or by such Optionee's guardian or legal representative, should one be appointed). The shares purchased pursuant to the exercise of an Incentive Stock Option shall not be transferred by the Optionee except pursuant to the Optionee's will, or the laws of descent and distribution, until such date which is the later of two years after the grant of such Incentive Stock Option or one year after the transfer of the shares to the Optionee pursuant to the exercise of such Incentive Stock Option.

         5. Notice of Exercise of Option. This Option may be exercised by the Optionee, or by the Optionee's administrators, executors or personal representatives, by a written notice (in substantially the form of the Notice of Exercise attached hereto as Schedule A) signed by the Optionee, or by such administrators, executors or personal representatives, and delivered or mailed to the Company as specified in this Agreement to the attention of the President or such other officer as the Company may designate. Any such notice shall (a) specify the number of shares of Stock which the Optionee or the Optionee's administrators, executors or personal representatives, as the case may be, then elects to purchase hereunder, (b) contain such information as may be reasonably required by the Company pursuant to this Agreement, and (c) be accompanied by
(i) a certified or cashier's check payable to the Company in payment of the total Exercise Price applicable to such shares as provided herein, (ii) shares of stock owned by the Optionee and duly endorsed or accompanied by stock transfer powers having a Fair Market Value equal to the total Exercise Price applicable to such Shares purchased hereunder, or (iii) a certified or cashier's check accompanied by the number of shares of stock where Fair Market Value when added to the amount of the check equal the total Exercise Price applicable to such shares purchased hereunder. Upon receipt of any such notice and accompanying payment, and subject to the terms hereof, the Company agrees to issue to the Optionee or the Optionee's administrators, executors or personal representatives, as the case may be, stock certificates for the number of shares specified in such notice registered in the name of the person exercising this Option.

         6. Adjustment in Option. The number of Shares subject to this Option, the Exercise Price, and other matters are subject to adjustment during the term of this Option in accordance with Section 5.2 of the Stock Incentive Plan.

         7. Termination of Employment.

         (a) In the event of the termination of the Optionee's employment with the Company or any of its Subsidiaries, other than a termination that is either
(i) for Cause, (ii) voluntary on the part of the Optionee and without written consent of the Company, or (iii) for reasons of death or disability or retirement, the Optionee may exercise this Option at any time within 30 days after such termination to the extent of the number of shares which were Purchasable hereunder at the date of such termination.

         (b) In the event of a termination of the Optionee's employment that is either (i) for Cause or (ii) voluntary on the part of the Optionee and without the written consent of the Company, this Option, to the extent not previously exercised, shall terminate immediately and shall not thereafter be or become exercisable.

         (c) In the event of the retirement of the Optionee at the normal retirement date as prescribed from time to time by the Company or any Subsidiary, the Optionee shall continue to have the right to exercise any Options for shares which were Purchasable at the date of the Optionee's retirement provided that, on the date which is three months after the date of retirement, the Options will become void and unexercisable unless on the date of retirement the Optionee enters into a noncompete agreement with the Company and continues to comply with such noncompete agreement. This Option does not confer upon the Optionee any right with respect to continuance of employment by the Company or by any of its Subsidiaries. This Option shall not be affected by any change of employment so long as the Optionee continues to be an employee of the Company or one of its Subsidiaries.

         (d) In the event of termination of employment because of the Optionee's Permanent and Total Disability, the Optionee (or his or her personal representative) may exercise this Option, within a period ending on the earlier of (a) the last day of the one year period following the Optionee's Permanent and Total Disability or (b) the expiration date of this Option, to the extent of the number of shares which were Purchasable hereunder at the date of such termination.

         (e) In the event of the Optionee's death while employed by the Company or any of its Subsidiaries or within three months after a termination of such employment (if such termination was neither (i) for Cause nor (ii) voluntary on the part of the Optionee and without the written consent of the Company), the appropriate persons described in Section 5 hereof or persons to whom all or a portion of this Option is transferred in accordance with Section 4 hereof may exercise this Option at any time within a period ending on the earlier of (a) the last day of the one year period following the Optionee's death or (b) the expiration date of this Option. If the Optionee was an employee of the Company at the time of death, this Option may be so exercised to the extent of the number of shares that were Purchasable hereunder at the date of death. If the Optionee's employment terminated prior to his or her death, this Option may be exercised only to the extent of the number of shares covered by this Option which were Purchasable hereunder at the date of such termination.

         8. Compliance with Regulatory Matters. The Optionee acknowledges that the issuance of capital stock of the Company is subject to limitations imposed by federal and state law and the Optionee hereby agrees that the Company shall not be obligated to issue any shares of Stock upon exercise of this Option that would cause the Company to violate law or any rule, regulation, order or consent decree of any regulatory authority (including without limitation the Securities and Exchange Commission) having jurisdiction over the affairs of the Company. The Optionee agrees that he or she will provide the Company with such information as is reasonably requested by the Company or its counsel to determine whether the issuance of Stock complies with the provisions described by this Section 8.

         9. Forfeiture. The purpose of the Stock Incentive Plan is to attract, retain, and reward employees, to increase stock ownership and identification with the Company's interests, and to provide incentive for remaining with and enhancing the value of the Company over the long-term. Therefore, the Company and the Optionee agree as follows:

         (a) If, at any time within the later of (i) one year after termination of the Optionee's employment or (ii) one year after the Optionee's exercise of any portion of this Option, the Optionee engages in any activity which constitutes a violation of any confidentiality, noncompetition, nonsolicitation, or similar provision of any employment or other agreement between the Company and the Optionee (or, if no agreement is in place between the Company and the Optionee, any Company policies pertaining to such matters), or if the Optionee engages in any activity which is inimical, contrary, or harmful to the interests of the Company (including conduct related to the Optionee's employment for which either criminal or civil penalties against the Optionee may be sought or violation of the Company's policies, including the Company's insider trading policy), then (1) this Option shall terminate effective the date on which the Optionee enters into such activity, unless terminating sooner by operation of another term or condition of this Option or the Stock Incentive Plan, and (2) any Option Gain realized by the Optionee from exercising all or a portion of this Option shall be paid by the Optionee to the Company. "Option Gain" shall mean the gain represented by the mean market price on the date of exercise over the Exercise Price, multiplied by the number of shares purchased through exercise of the Option, without regard to any subsequent market price decrease or increase. The forfeiture provisions described in this Section shall apply even if the Company does not elect otherwise to enforce the employment agreement or take other action against the Optionee, but shall not apply if termination of the Optionee's employment with the Company occurs in connection with or following a Corporate Transaction involving the Company (as defined in the Stock Incentive Plan).

         (b) By accepting this Agreement, the Optionee consents to a deduction from any amounts the Company owes the Optionee from time to time (including amounts owed as wages or other compensation, fringe benefits, or vacation pay), to the extent of the amounts the Optionee owes the Company under this Section. Whether or not the Company elects to make any set-off in whole or in part, if the Company does not recover by means of set-off the full amount owed by the Optionee to the Company, calculated as set forth above, the Optionee shall pay immediately the unpaid balance to the Company. The Optionee hereby appoints the Company as its attorney-in-fact to execute any documents or do any acts necessary to exercise its rights under this Section.

         (c) The Optionee may be released from its obligations under this Section only if the Board of Directors (or its duly appointed agent) determines in its sole discretion that such action is in the best interests of the Company.

         10. Miscellaneous.

         (a) This Agreement shall be binding upon the parties hereto and their representatives, successors and assigns.

         (b) Unless the context clearly indicates to the contrary, all capitalized terms used herein shall have the meanings as set forth in this Agreement, or in the event a capitalized term is not clearly described in this Agreement, the meanings as set forth in the Coastal Banking Company, Inc. 2000 Stock Incentive Plan dated February ___, 2000.

         (c) This Agreement is executed and delivered in, and shall be governed by the laws of, the State of South Carolina.

         (d) Any requests or notices to be given hereunder shall be deemed given, and any elections or exercises to be made or accomplished shall be deemed made or accomplished, upon actual delivery thereof to the designated recipient, or three days after deposit thereof in the United States mail, registered, return receipt requested and postage prepaid, addressed, if to the Optionee, at the address set forth below and, if to the Company, to the executive offices of the Company at 1001 Bay Street, Suite 202, Beaufort, South Carolina 29902.

         (e) This Agreement may not be modified except in writing executed by each of the parties hereto.

         IN WITNESS WHEREOF, the Board of Directors of the Company has caused this Stock Option Agreement to be executed on behalf of the Company and the Company's seal to be affixed hereto and attested by the Secretary or an Assistant Secretary of the Company, and the Optionee has executed this Stock Option Agreement under seal, all as of the day and year first above written.

                                            COASTAL BANKING COMPANY, INC.


                                            By:
                                               ----------------------------
                                               Name:  Randolph C. Kohn
                                               Title: President and Chief
                                                      Executive Officer


                                            OPTIONEE

                                            By:
                                               ----------------------------

                                            Name:    ********

                                            Address:
                                                    -----------------------
                                                    -----------------------

                                   SCHEDULE A

                               NOTICE OF EXERCISE

                 To exercise Stock Options, the Optionee should complete this Schedule, execute it, and return it to the Company


         The undersigned hereby notifies Coastal Banking Company, Inc.(the "Company") of this election to exercise the undersigned's stock option to purchase ___________ shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), pursuant to the Stock Option Agreement (the "Agreement") between the undersigned and the Company dated ____________________. Accompanying this Notice is a check in the amount of $________________ payable to the Company such amount being equal to the purchase price per share set forth in the Agreement multiplied by the number of shares being purchased hereby.

         IN WITNESS WHEREOF, the undersigned has set his hand and seal, this ____ day of ___________________, ____.


                                            OPTIONEE [OR OPTIONEE'S
                                            ADMINISTRATOR,
                                            EXECUTOR OR PERSONAL
                                            REPRESENTATIVE]



                                            Name:
                                                 ----------------------------
                                            Print Name:
                                                       ----------------------