Form 10QSB
period 2000-09-30
COASTAL BANKING CO INC
filed 2000-11-08
CIK 1093897

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                         FORM 10-QSB

      X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
----------           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2000

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

                                    YES X   NO
                                       --     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                 948,281 shares of common stock, $.01 par value

                                  PAGE 1 OF 15
                             EXHIBIT INDEX ON PAGE 2

                          COASTAL BANKING COMPANY, INC.

                                     Index


PART I. FINANCIAL INFORMATION                                                                              Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2000 and December 31, 1999.........................3

         Condensed Consolidated Statements of Income - For the nine months ended September 30, 2000 and three months ended September 30, 2000..............................................................4

         Condensed Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2000...................................................................5

         Condensed Consolidated Statement of Cash Flows - Nine months ended September 30, 2000....................6

         Notes to Condensed Consolidated Financial Statements.....................................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..................8-13

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K.........................................................................14

         (a) Exhibits............................................................................................14

         (b) Reports on Form 8-K.................................................................................14

                         COASTAL BANKING COMPANY, INC.

                     Condensed Consolidated Balance Sheets


                                                                   September 30,    December 31,
                                                                       2000             1999
                                                                    -------------    ------------
                                                                     (Unaudited)
Assets
  Cash and cash equivalents:
  Cash and due from banks                                            $    265,607    $    989,172
  Federal funds sold                                                    5,040,000             --
                                                                     ------------    ------------
    Total                                                               5,305,607         989,172
                                                                     ------------    ------------
Securities available-for-sale                                             481,680       6,527,012

Loans receivable                                                        9,660,217             --
Less allowance for loan losses                                           (106,700)            --
                                                                     ------------    ------------
    Loans, net                                                          9,553,517             --

Accrued interest receivable                                                60,280          25,236
Premises and equipment, net                                             2,457,476         972,042
Other assets                                                              523,518          14,121
                                                                     ------------    ------------
    Total assets                                                     $ 18,382,078   $   8,527,583
                                                                     ============    ============

Liabilities and Shareholders' Equity

Liabilities
 Deposits:
   Noninterest-bearing transaction accounts                          $    663,479    $        --
   Interest-bearing transaction accounts                                9,216,195             --
                                                                     ------------    ------------
     Total deposits                                                     9,879,674             --

Accrued interest payable                                                   58,150             --
Other liabilities                                                          21,644             100
                                                                     ------------    ------------
     Total liabilities                                                  9,959,468             100
                                                                     ------------    ------------

Shareholders' Equity
 Preferred stock, $.01par value; 10,000,000 shares
  authorized and unissued                                                      --              --
 Common stock, $.01 par value; 10,000,000 shares
  authorized, 948,281 shares issued and outstanding                         9,483           9,483
 Capital surplus                                                        8,724,366       8,778,690
 Retained earnings (deficit)                                             (310,549)       (233,280)
 Accumulated other comprehensive income (loss)                               (690)        (27,410)
                                                                     ------------    ------------
     Total shareholders' equity                                         8,422,610       8,527,483
                                                                     ------------    ------------
     Total liabilities and shareholders' equity                     $  18,382,078    $  8,527,583
                                                                     ============    ============



           See notes to condensed consolidated financial statements.

                          COASTAL BANKING COMPANY, INC.

                   Condensed Consolidated Statements of Income
                                 (Unaudited)

                                                                     Nine Months     Three Months
                                                                        Ended            Ended
                                                                    September 30,    September 30,
                                                                         2000             2000
                                                                    -------------   ---------------
Interest income
   Loans, including fees                                              $   257,769      $   191,963
   Securities, taxable                                                    137,268            9,144
   Federal funds sold                                                     146,618           68,709
                                                                    -------------   ---------------
     Total income                                                         541,655          269,816
                                                                    -------------   ---------------
Interest expense
   Deposit accounts                                                        88,498           78,476
   Other interest expense                                                   3,497               --
                                                                    -------------   ---------------
    Total                                                                  91,995           78,476
                                                                    -------------   ---------------
Net interest income                                                       449,660          191,340
Provision for loan losses                                                 106,700           68,000
                                                                    -------------   ---------------
Net interest income after provision for loan losses                       342,960          123,340
                                                                    -------------   ---------------
Other income
  Service charges on deposit accounts                                       9,905            8,654
  Mortgage loan origination fees                                           22,768           22,768
  Other charges, commissions, and fees                                      5,758            3,890
                                                                    -------------   ---------------
    Total                                                                  38,431           35,312
                                                                    -------------   ---------------
Other expense
  Salaries and benefits                                                   350,120          147,455
  Occupancy expense                                                        42,737           23,010
  Furniture and fixture expense                                            12,850            9,794
  Other operating expenses                                                216,780           97,372
                                                                    -------------   ---------------
    Total                                                                 622,487          277,631
                                                                    -------------   ---------------

Net income (loss) before income taxes                                    (241,096)        (118,979)

Income tax expense (benefit)                                             (163,827)         (40,453)
                                                                    -------------   ---------------

Net income (loss)                                                     $   (77,269)     $   (78,526)
                                                                       ============    ============

Earnings (loss) per share:
 Average common shares outstanding                                        948,281          948,281
 Net income (loss)                                                    $     (0.08)      $    (0.08)



         See notes to condensed consolidated financial statements.

                          COASTAL BANKING COMPANY, INC.

Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income
                  For the Nine months Ended September 30, 2000
                                   (Unaudited)


                                                                                           Accumulated
                                         Common Stock                     Retained            Other
                              -------------------------------------       Earnings        Comprehensive
                                Shares       Amount        Surplus       (Deficit)            Income            Total
                               --------     -------       --------      ----------        -------------     ------------
 Balance,
  December 31, 1999              948,281   $  9,483     $ 8,778,690    $ (233,280)       $    (27,410)      $ 8,527,483

 Costs associated with
  the issuance of stock                                     (54,324)                                            (54,324)

 Net income (loss) for
  the period                                                              (77,269)                              (77,269)

 Other comprehensive
  income, net of tax                                                                          26,720             26,720
                                                                                                                 ------
 Comprehensive
  income                                                                                                       (50,549)
                                -------     ---------   -------------    -----------      ------------        --------

 Balance,
  September 30, 2000            948,281    $  9,483     $ 8,724,366     $ (310,549)       $    (690)       $ 8,422,610
                                =======     =========    ============    ===========      ============     ===========

         See notes to condensed consolidated financial statements.

                          COASTAL BANKING COMPANY, INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                                   Nine Months
                                                                                                     Ended
                                                                                                  September 30,
                                                                                                     2000
                                                                                                   ------------
Cash flows from operating activities:
 Net income (loss)                                                                                $   (77,269)
 Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
   Provision for loan loss                                                                             106,700
   Amortization less accretion on investments                                                         (116,522)
   Depreciation and amortization                                                                        33,760
  (Increase) decrease in interest receivable                                                           (35,044)
  (Increase) decrease on other assets                                                                 (439,495)
   Increase (decrease) in interest payable                                                              58,150
   Increase (decrease) in other liabilities                                                             21,544
                                                                                                    -----------
       Net cash (used) provided by operating activities                                               (448,176)
                                                                                                    -----------
Cash flows from investing activities:
  Purchases of securities available-for-sale                                                       (13,891,328)
  Maturities of securities available-for-sale                                                       20,010,000
  Net increase in loans to customers                                                                (9,660,217)
  Purchases of premises and equipment                                                               (1,519,194)
                                                                                                    -----------
      Net cash used by investing activities                                                         (5,060,739)
                                                                                                    -----------

Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing transaction accounts
    and savings accounts                                                                             3,546,016
  Net increase in certificates of deposit and other time deposits                                    6,333,658
  Stock issuance costs                                                                                 (54,324)
                                                                                                    -----------
     Net cash provided by financing activities                                                            9,825,350
                                                                                                    -----------
Net increase in cash and cash equivalents                                                            4,316,435

Cash and cash equivalents, beginning of period                                                         989,172
                                                                                                   -----------

Cash and cash equivalents, end of period                                                           $ 5,305,607
                                                                                                   ===========
Cash paid during the period for:
Income taxes                                                                                       $       --
Interest                                                                                           $    33,845


         See notes to condensed consolidated financial statements.

                          COASTAL BANKING COMPANY, INC.

             Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation
------------------------------

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10K. The financial statements as of September 30, 2000 and for the interim period ended September 30, 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Coastal Banking Company, Inc.'s 1999 Form 10K.

Note 2 - Comprehensive Income
-----------------------------

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine month periods ended September 30, 2000:

                                                                                      Pre-tax       (Expense)        Net-of-tax
                                                                                       Amount         Benefit          Amount
                                                                                     ----------   -----------       ----------
 For the nine months ended September 30, 2000:
   Unrealized gains (losses) on available-for-sale securities:
   Net unrealized holding gains (losses) on securities                               $   40,485   $  (13,765)       $   26,720
    available-for-sale arising in 2000
   Plus: reclassification adjustment for gains (losses)
    realized in net income                                                                  --            --               --
                                                                                     ----------   -----------       ----------
   Net unrealized gains (losses) on securities                                           40,485      (13,765)           26,720
                                                                                     ----------   -----------       ----------

   Other comprehensive income                                                        $   40,485   $  (13,765)       $   26,720
                                                                                    ===========   ===========       ==========


                                                                                      Pre-tax       (Expense)        Net-of-tax
                                                                                       Amount         Benefit          Amount
                                                                                     ----------   -----------       ----------

 For the three months ended September 30, 2000:
   Unrealized gains (losses) on available-for-sale securities:
   Net unrealized holding gains (losses) on securities                               $   (1,503)     $    511       $    (992)
    available-for-sale arising in 2000
   Plus: reclassification adjustment for gains (losses)
    realized in net income                                                                   --            --              --
                                                                                     ----------   -----------       ----------
   Net unrealized gains (losses) on securities                                          (1,503)           511            (992)
                                                                                     ----------   -----------       ----------

   Other comprehensive income                                                       $   (1,503)      $    511       $    (992)
                                                                                    ===========   ===========       ==========


Accumulated other comprehensive income consists solely of the unrealized gain
(loss) on securities available-for-sale, net of the deferred tax effects.

                         COASTAL BANKING COMPANY, INC.


Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------

The following is a discussion of the Company's financial condition as of September 30, 2000 compared to December 31, 1999, and the results of operations for the three and nine months ended September 30, 2000. It should be understood that the discussion is based on the Bank's opening for business on May 10, 2000. These comments should be read in conjunction with the Company's condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission.

Results of Operations
---------------------

Net Interest Income
-------------------

Net interest income for the nine months ended September 30, 2000 was $449,660. Interest income for the nine months ended September 30, 2000 totaled $541,655. Of this total, $257,769 was derived from interest and fees on loans. Interest derived from investment securities and federal funds sold during the period totaled $137,268 and $146,618, respectively. Funds from the stock offering were invested in securities and federal funds until the Bank opened for business on May 10, 2000. Interest income was offset slightly by interest expense of $91,995 for the nine months ended September 30, 2000.

Net interest income for the three months ended September 30, 2000 was $191,340. Interest income for the period totaled $269,816. The majority of this was from interest on loans, including fees, which totaled $191,963 for the three months ended September 30, 2000. Interest on federal funds sold totaled $68,709 for the three months ended September 30, 2000. Excess funds from the stock offering were invested in federal funds until necessary for loan demand. Interest income was partially offset by interest expense of $78,476 for the three months ended September 30, 2000.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2000, the provision charged to expense was $106,700. For the three months ended September 30, 2000, the provision charged to expense was $68,000. The allowance for loan losses is 1.10% of total loans at September 30, 2000. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company is currently funding the allowances for loan losses at approximately 1% of total loans. The Company anticipates maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company's net income and, possibly, its capital.

                        COASTAL BANKING COMPANY, INC.

-------------------------------------------------------------------

Noninterest Income
------------------

Noninterest income for the nine months ended September 30, 2000 totaled $38,431. This amount was comprised primarily of fees from the origination of mortgage loans which totaled $22,768. Income from service charges on deposit accounts totaled $9,905 for the period.

Noninterest income for the three months ended September 30, 2000 totaled $35,312. Mortgage loan origination fees totaled $22,768 for the three months ended September 30, 2000. Service charges on deposit accounts totaled $8,654.

Noninterest Expense
-------------------

Noninterest expense for the nine months ended September 30, 2000 was $622,487. This amount was comprised primarily of salaries and benefits totaling $350,120. The Company employed its three senior officers for the entire year and began hiring additional employees to staff the Bank in April. Other operating expenses were also a significant amount of other operating expenses, totaling $216,780 for the nine months ended September 30, 2000. This amount includes expenses associated with the organization and formation of the Bank, including professional fees.

Noninterest expense for the three months ended September 30, 2000 totaled $277,631. This was primarily attributable to salaries and benefits, which totaled $147,455 for the period. In addition, other operating expenses totaled $97,372 for the three months ended September 30, 2000. This includes expenses associated with the opening of the Bank, including advertising costs, which totaled $40,694.

Income Taxes
------------

An income tax benefit of $163,827 was recorded during the nine months ended September 30, 2000. The majority of this benefit was recorded at June 30, 2000 after the Bank opened for business on May 10, 2000. A portion of the benefit was based on the net loss before taxes for the period September 29, 1998 (inception) to May 10, 2000, the date of the Bank's opening. The benefit was based on an effective tax rate of 34.5%. This benefit will be reversed as the Bank becomes profitable.

The income tax benefit recorded for the three months ended September 30, 2000 totaled $40,453. This represents an effective tax rate of 34.0%.

Net Income (Loss)
-----------------

The combination of the above factors resulted in a net loss for the nine months ended September 30, 2000 of $77,269. As discussed in income taxes, an income tax benefit was recorded at June 30, 2000. The income tax benefit for the nine months ended September 30, 2000 included a benefit based on the net loss since the Company's inception on September 29, 1998 through May 10, 2000, the date of the Bank's opening. The net loss before taxes for the nine months ended September 30, 2000 was $241,096. The net loss is primarily a result of expenses incurred during the organizational period, including salaries and other operating expenses.

For the three months ended September 30, 2000, the Company incurred a net loss of $78,526. The net loss before income taxes for the three months ended September 30, 2000 was $118,979. The net loss was partially offset by the income tax benefit of $40,453 for the three months ended September 30, 2000.

                        COASTAL BANKING COMPANY, INC.

-------------------------------------------------------------------

Assets and Liabilities
----------------------

As of September 30, 2000, total assets were $18,382,078. Loans comprised the largest amount of total assets, which totaled $9,660,217 on September 30, 2000. Federal funds sold totaled $5,040,000 at September 30, 2000. This amount represents the use of proceeds from the stock offering which are being invested in federal funds until funds are invested in loans. A portion of the proceeds was also used to purchase premises and equipment which net of depreciation, totaled $2,457,476 at September 30, 2000. Total deposits at September 30, 2000 were $9,879,674.

Securities Available-for-Sale
-----------------------------

Securities available-for-sale totaled $481,680 at September 30, 2000. This consisted of a U.S. Government Agency bond.

Premises and Equipment
----------------------

Premises and equipment, net of depreciation, totaled $2,457,476 at September 30, 2000. The increase of $1,485,434 from the December 31, 1999 amount of $972,042 relates to the renovation of the corporate headquarters and the purchase of furniture and equipment for the headquarters.

Loans
-----

Gross loans totaled $9,660,217 at September 30, 2000. Loans were comprised primarily of real estate mortgage loans, which totaled $4,920,336. Balance within the major loans receivable categories as of September 30, 2000 is as follows:


                                                                September 30,
                                                                    2000
                                                                --------------
Real estate - construction                                      $     291,295
Real estate - mortgage                                              4,920,336
Commercial and industrial                                           3,809,064
Consumer and other                                                    639,522
                                                                --------------
                                                                $   9,660,217
                                                                ==============

                        COASTAL BANKING COMPANY, INC.

-------------------------------------------------------------------

Risk Elements in the Loan Portfolio
-----------------------------------

The Bank commenced operations on May 10, 2000. There were no loans considered to be a risk element in the loan portfolio at September 30, 2000.

Activity in the Allowance for Loan Losses is as follows:

                                                               September 30,
                                                                   2000
                                                               -------------
 Balance, January 1,                                            $       --
 Provision for loan losses for the period                          106,700
 Net loans (charged-off) recovered for the period                       --
                                                               -------------
 Balance, end of period                                         $  106,700
                                                               =============
 Gross loans outstanding, end of period                         $9,660,217

 Allowance for loan losses to loans outstanding                       1.10%



Deposits
--------

Total deposits at September 30, 2000 were $9,879,674. Certificates of deposit, which totaled $6,333,658, comprised the largest amount of deposits. Certificates of deposit $100,000 and over totaled $2,431,687 at September 30, 2000 and other time deposits totaled $3,901,971 at September 30, 2000.

Balances within the major deposit categories as of September 30, 2000 are as follows:




                                                       September 30,
                                                           2000
                                                       -------------

Noninterest-bearing demand deposits                     $    663,479
Interest-bearing demand deposits                           1,035,142
Savings deposits                                           1,847,395
Certificates of deposit $100,000 and over                  2,431,687
Other time deposits                                        3,901,971
                                                       -------------

                                                       $   9,879,674
                                                       =============


Liquidity
---------

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 97.78% at September 30, 2000.

The Company also has obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At September 30, 2000, unused lines of credit totaled $1,500,000.

                        COASTAL BANKING COMPANY, INC.

-------------------------------------------------------------------

Capital Resources
-----------------

Total shareholders' equity decreased from $8,527,483 at December 31, 1999 to $8,422,610 at September 30, 2000. This decrease was primarily attributable to the net loss for the period of $77,269 and to costs relating to the issuance of stock totaling $54,324, which was charged against capital surplus. This charge was partially offset by the decrease in unrealized loss on securities available-for-sale of $26,720.

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

The following table summarizes the Company's risk-based capital at September 30, 2000:

                                                            September 30,
                                                                2000
                                                            -------------

Shareholders' equity                                        $   8,422,610
Less: intangibles                                                     --
                                                            -------------
Tier 1 capital                                                  8,422,610
Plus: allowance for loan losses (1)                               106,700
                                                            -------------
Total capital                                               $   8,529,310
                                                            =============
Risk-weighted assets                                        $  12,103,168
                                                            =============

Risk based capital ratios
   Tier 1 capital (to risk-weighted assets)                         69.59%
   Total capital (to risk-weighted assets)                          70.47%
   Tier 1 capital (to total average assets)                         57.70%


(1) limited to 1.25% of risk-weighted assets

Management believes that capital should be adequate for the next twelve months.

                        COASTAL BANKING COMPANY, INC.

-------------------------------------------------------------------

Regulatory Matters
------------------

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

The Act contains a number of provisions specifically applicable to federal thrifts. For example, the Act repeals the Savings Association Insurance Fund special reserve; modernizes the Federal Home Loan Bank System; provides regulatory relief for community banks with satisfactory or outstanding Community Reinvestment Act ratings in the form of less frequent compliance examinations; and creates privacy provisions that address consumer needs without disrupting necessary information sharing between community banks and their financial services partners.

The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects. We cannot predict the nature or the extent of the effect on our business and earnings of fiscal or monetary policies, economic controls, or new federal or state legislation.

From time to time, various bills are introduced in the United States Congress and various regulations are proposed by appropriate agencies with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

                        COASTAL BANKING COMPANY, INC.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)      Exhibits

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K - No reports on Form 8-K were filed during the quarter  ended  September  30,
                  2000.

Items 1, 2, 3, 4, and 5 are not applicable.


                          COASTAL BANKING COMPANY, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     By:      /s/ RANDOLPH C. KOHN
                                                              --------------------------------------------
                                                              Randolph C. Kohn
                                                              President & Chief Executive Officer



Date: November 8, 2000                               By:      /s/ CHARLIE T. LOVERING, JR.
                                                              --------------------------------------------
                                                              Charlie T. Lovering, Jr.
                                                              Chief Financial Officer

