Form 10KSB
period 2000-12-31
COASTAL BANKING CO INC
filed 2001-03-30
CIK 1093897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act
    Of 1934 For The Fiscal Year December 31, 2000 Or

[ ] Transition Report Pursuant To Section 13 Or 15 (D) Of The Securities
    Exchange Act Of 1934
    For the Transition Period from ___________ to ________________

                        Commission file number 333-86371

                          Coastal Banking Company, Inc.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

           South Carolina                                 58-2455444
           --------------                    ----------------------------------
          (State of Incorporation)          (I.R.S. Employer Identification No.)

     36 Sea Island Parkway
          Beaufort, S.C.                                           29901
    -----------------------------------------                 ---------------
    (Address of principal executive offices)                    (Zip Code)

                                  843-522-1228
                              -------------------------
                               (Telephone Number)

                                 Not Applicable
                     --------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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
Yes  X          No
    ---           ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's loss for its most recent fiscal year was $249,183. As of March 15, 2001, 948,281 shares of Common Stock were issued and outstanding.

         The estimated aggregate market value of the Common Stock held by non-affiliates of the Company on March 15, 2001 is $5,930,248. This calculation is based upon an estimate of the fair market value of the Common Stock of $8.00 per share, which was the price of the last trade of which management is aware prior to this date.

         Transitional Small Business Disclosure Format. (Check one): Yes   No X
                                                                       --    --

                   DOCUMENTS INCORPORATED BY REFERENCE

     Company's 2000 Annual Report and the Company's Proxy Statement for the
                  2001 Annual Meeting of Shareholders

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

GENERAL

     Coastal Banking Company, Inc. was incorporated to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act, and to purchase 100% of the issued and outstanding stock of Lowcountry National Bank, an association organized under the laws of the United States, to conduct a general banking business in Beaufort County, South Carolina.

     On November 1, 1999, we commenced our initial public offering and sold 870,000 shares of our common stock at $10 per share and on December 2, 1999, we issued 78,821 additional shares for a total of 948,281 shares of common stock. The offering raised $8,909,624 net of estimated underwriting discounts and commissions. We used approximately $6,700,000 of the proceeds to capitalize the bank. Our directors and officers purchased 202,000 shares of common stock in the offering. Upon purchase of the shares, we issued stock warrants to the organizers to purchase up to additional 202,000 shares of common stock. The warrants, which are represented by separate warrant agreements, vest over a three year period beginning December 2, 2000 and will be exercisable in whole or in part during the ten year period following that date.

      On May 10, 2000, we opened the bank. The principal activity of the bank is to provide banking services to domestic markets, principally in Beaufort County, South Carolina.

MARKETING FOCUS

         The bank focuses on the local community, emphasizing personal service to individuals and businesses in Beaufort County. Our primary service area includes a large portion of Beaufort County, excluding Hilton Head. Our target market primarily conssits of individuals and small- to medium-sized businesses who desire a consistent and professional relationship with a local banker. We encourage relationships with individuals and companies in his area to more effectively market the service of the bank. We offer a personal banking relationship to our customers that is not available through larger banks.

LOCATION AND SERVICE AREA

         Our primary service area consists of the portion of Beaufort County within a 20 mile radius (specifically excluding Hilton Head Island) of our main office. This area covers a large portion of Beaufort County, including Beaufort, Bluffton, Burton, Callawassie Island, Coosaw, Dataw Island, Harbor Island, Hunting Island, Fripp Island, Ladys Island, Port Royal, Spring Island, St. Helena Island, and the rapidly growing Sun City, which is expected to contain 8,900 homes upon completion. More particularly, the service area for deposits for the bank is within a five mile radius of our main office, with the 20 mile radius primarily utilized for loan generation opportunities.

LENDING ACTIVITIES

         GENERAL. We emphasize a range of lending services, including real estate, commercial, and consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in the bank 's market area. We compete for these loans with competitors who are well established in the Beaufort County area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers.

         LOAN APPROVAL AND REVIEW. The bank `s loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the directors' loan committee. Loans in excess of the directors' loan committee's limits must be approved by the full board of directors. The bank will not make any loans to any director, officer, or employee of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank. The bank currently intends to adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The bank currently intends to sell its mortgage loans on the secondary market, but may choose to hold them in the portfolio in the future.

         LENDING LIMITS. The bank 's lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank 's capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. These limits will increase or decrease as the bank's capital increases or decreases. Based upon the capitalization of the bank with $6,700,000, the bank has a self-imposed loan limit of $804,000, which represents 80% of our anticipated legal lending limit of $1,005,000. These initial limits may drop as we expect to incur losses, and therefore have less capital, in first several years of operations. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

         REAL ESTATE AND MORTGAGE LOANS. We estimate that loans secured by first or second mortgages on real estate will make up 63% of the bank's loan portfolio. These loans will generally fall into one of three categories: commercial real estate loans, construction and development loans, or residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity loans are not included because they are classified as consumer loans, which are discussed below. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank generally charges an origination fee for each loan.

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

         We have the ability to originate real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

o COMMERCIAL REAL ESTATE LOANS. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We generally require that debtor cash flow exceed 115% of monthly debt service obligations. We typically review all of the personal financial statements of the principal owners and require their personal guarantees. These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

o CONSTRUCTION AND DEVELOPMENT REAL ESTATE LOANS. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to eighteen months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

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

         We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We also may reduce risk by selling participations in larger loans to other institutions when possible.

o RESIDENTIAL REAL ESTATE LOANS. Residential real estate loans generally have longer terms up to 30 years. We offer fixed and adjustable rate mortgages. We have limited credit risk on these loans as most are sold to third parties soon after closing.

         COMMERCIAL LOANS. The bank makes loans for commercial purposes in various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

         Equipment loans typically will be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. We focus our efforts on commercial loans less than $500,000. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal typically be repaid as the assets securing the loan are converted into cash, and in other cases principal typically be due at maturity. Asset based lending, leasing, and factoring will be offered through third party vendors who can handle the paper work and servicing and generally assume most of the credit risk. Trade letters of credit, standby letters of credit, and foreign exchange will be handled through a correspondent bank as agent for the bank.

         We offer small business loans utilizing government enhancements such as the Small Business Administration's 7(a) program and SBA's 504 programs. These loans typically are partially guaranteed by the government, which may help to reduce the bank 's risk. Government guarantees of SBA loans will not exceed 80% of the loan value and will generally be less.

         The well established banks in the Beaufort County area will make proportionately more loans to medium to large-sized businesses than we will. Many of the bank's anticipated commercial loans likely will be made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

         CONSUMER LOANS. The bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 60 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

         We also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit generally are the same as those for first mortgage loans. Home equity lines of credit will typically have terms of 15 years or less, will typically carry balances less than $125,000, and may extend up to 100% of the available equity of each property.

DEPOSIT SERVICES

         We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates will be tailored to our primary market area at rates competitive to those offered in the Beaufort County area. In addition, we intend to offer certain retirement account services, such as IRAs. We intend to solicit these accounts from individuals, businesses, associations, organizations, and governmental authorities.

OTHER BANKING SERVICES

The bank offers other bank services including drive up ATMs, safe deposit boxes, traveler's checks, direct deposit, U.S. Savings Bonds, and banking by mail. The bank is associated with the Plus and Cirrus ATM networks, which may be used by its customers throughout Beaufort County and other regions. We believe that by being associated with a shared network of ATMs, we will be better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association will be critical to our success. We intend to begin offering these services shortly after opening the bank. We do not expect the bank to exercise trust powers during its first year of operation

MARKET SHARE

         As of June 30, 2000, total deposits in the bank's primary service area were approximately $18.3 million, which represented a 19.8% deposit growth rate from 1999. Our plan over the next five years is to grow our deposit base to $56 million. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish this objective.

EMPLOYEES

         As of March 1 2001, the bank has 12 employees, and we have 0 employees.

                           SUPERVISION AND REGULATION

Both the company and the bank are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institution Report Recovery and Enforcement Act in 1989 and following with the FDIC Improvement Act in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

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

         The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects.

         The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

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

LOWCOUNTRY NATIONAL BANK

         The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

         The Office of the Comptroller of the Currency and the FDIC regulates or monitors virtually all areas of the bank 's operations, including:

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

         The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency will also require the bank to prepare quarterly reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

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

         DEPOSIT INSURANCE. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund and Savings Association Insurance Fund are maintained for commercial banks and savings associations with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995 depository institutions paid to Bank Insurance Fund or Savings Association Insurance Fund from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the Bank Insurance Fund reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually eliminating premiums for well-capitalized banks, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated even this minimum assessment. It also separated the Financial Corporation assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the bank, by Financial Corporation assessment is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the bank's cost of funds, and we may not be able to pass these costs on to our customers.

         TRANSACTIONS WITH AFFILIATES AND INSIDERS. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

         The bank is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank will be subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         DIVIDENDS. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

         BRANCHING. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has been passed which permits interstate branching. The law permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.

         COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank.

         OTHER REGULATIONS. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

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

         CAPITAL REGULATIONS. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either the company or the bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

         The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Initially, we will qualify as "well capitalized."

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

         Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

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

ITEM 2.    DESCRIPTION OF PROPERTY

         The bank is located at 36 Sea Island Parkway in Beaufort, South Carolina. We purchased 2.33 acres of land with an existing 58,000 square foot building located thereon for $900,000. Extensive renovations were required in order to convert the existing building into a banking facility at a cost of approximately 1.2 million dollars.


ITEM 3.    LEGAL PROCEEDINGS.

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         In response to this Item, the information contained on page 39 of the company's annual report to shareholders for the year end December 31, 2000 is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In response to this Item, the information contained on pages 7 through 17 of the company's annual report to shareholders for the year end December 31, 2000 is incorporated herein by reference.

ITEM 7.    FINANCIAL STATEMENTS

         In response to this Item, the information contained on pages 19 through 37 of the company's annual report to shareholders for the year end December 31, 2000 is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


         In response to this Item, the information contained on pages 3 through 5 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001 is incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION

         In response to this Item, the information contained on page 6 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001 is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item, the information contained on page 7 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001 is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information contained on page 9 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001 is incorporated herein by reference.

ITEM 13.EXHIBITS, LIST AND REPORTS ON FORM 8-K

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

13.1     Company's 2000 Annual Report

21       Subsidiaries of Registrant

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COASTAL BANKING COMPANY, INC.

Date:   March  29, 2001              By: /s/ Randolph C. Kohn
       ------------------                ---------------------------------------
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

Signature                                            Title                              Date
---------                                            -----                              ----

/s/ Marjorie Trask Gray
----------------------------------
Marjorie Trask Gray, DMD                             Director                            March 29, 2001


/s/ Dennis O. Green
----------------------------------
Dennis O. Green, CPA                                 Director, Vice-                    March 29, 2001
                                                     Chairman of the Board

/s/ Mark B. Heles
----------------------------------
Mark B. Heles                                        Director                           March 29, 2001


/s/ J. Phillip Hodges
----------------------------------
J. Phillip Hodges, Jr.                               Director                           March 29, 2001


/s/ James W. Holden
----------------------------------
James W. Holden, Jr., DVM                            Director                            March 29, 2001


/s/ Ladson F. Howell
----------------------------------
Ladson F. Howell                                     Director                            March 29, 2001
                                                     Chairman of the Board

/s/ James C. Key
----------------------------------
James C. Key                                         Director                           March 29, 2001







/s/ Randolph C. Kohn
----------------------------------
Randolph C. Kohn                                     Director, President and            March 29, 2001
                                                     Chief Executive Officer

/s/ Ron Lewis
----------------------------------
Ron Lewis                                            Director                           March 29, 2001


/s/ Charlie T. Lovering
----------------------------------
Charlie T. Lovering                                  Senior Vice President              March 29, 2001
                                                     and Chief Financial Officer

/s/ Lila N. Meeks
----------------------------------
Lila N. Meeks                                        Director                           March 29, 2001


/s/ Robert B. Pinkerton
----------------------------------
Robert B. Pinkerton                                  Director                           March 29, 2001


/s/ John M. Trask
----------------------------------
John M. Trask, III                                   Director                           March 29, 2001


/s/ Matt A. Trumps
----------------------------------
Matt A. Trumps                                       Director                           March 29, 2001

                                  EXHIBIT INDEX

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

13       Company's 2000 Annual Report

21       Subsidiaries of Registrant