Form 10QSB
period 2001-03-31
COASTAL BANKING CO INC
filed 2001-05-14
CIK 1093897

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

                                   FORM 10-QSB

    X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   --                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   --         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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


                                 (843) 522-1228
                                ----------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

948,281 shares of common stock, $.01 par value, were issued and outstanding on May 10, 2001

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]


                          COASTAL BANKING COMPANY, INC.


                                      Index
PART I. FINANCIAL INFORMATION                                                                              Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000.............................3

         Condensed Consolidated Statements of Income - For the three months ended March 31, 2001 and 2000............................................................................4

         Condensed Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2001......................................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2000.............6

         Notes to Condensed Consolidated Financial Statements...................................................7-8

Review by Independent Certified Public Accountants................................................................9

Report on Review by Independent Certified Public Accountants.....................................................10

Item 2. Management's Discussion and Analysis or Plan of Operation.............................................11-15

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.........................................................................16

         (a) Exhibits............................................................................................16

         (b) Reports on Form 8-K.................................................................................16


                          COASTAL BANKING COMPANY, INC.


                      Condensed Consolidated Balance Sheets


                                                                                         March 31,      December 31,
                                                                                           2001            2000
                                                                                         --------       -----------
                                                                                        (Unaudited)
 Assets
 Cash and cash equivalents:
  Cash and due from banks                                                              $    719,333    $     436,807
  Federal funds sold                                                                      1,043,000        4,690,000
                                                                                      --------------  --------------
    Total                                                                                 1,762,333        5,126,807
                                                                                      --------------  --------------

 Time deposits with other banks                                                             400,000               -

 Investment Securities:
  Securities available-for-sale                                                           4,935,888        2,933,663
  Nonmarketable equity securities                                                           444,350          318,548
                                                                                      -------------   --------------
    Total investment securities                                                           5,380,238        3,252,211

 Loans receivable:                                                                       19,660,132       13,976,163
 Less allowance for loan losses                                                            (250,900)        (165,700)
                                                                                      -------------   --------------
   Loans, net                                                                            19,409,232       13,810,463
 Accrued interest receivable                                                                155,355          124,785
 Premises and equipment, net                                                              2,428,623        2,438,623
 Other assets                                                                               253,909          206,785
                                                                                      -------------   --------------
    Total assets                                                                      $  29,789,690    $  24,959,674
                                                                                      =============   ==============

 Liabilities and Shareholders' Equity
 Liabilities
 Deposits:
  Noninterest-bearing transaction accounts                                             $  1,789,338     $  1,150,525
  Interest-bearing transaction accounts                                                   2,869,724        1,252,947
  Savings                                                                                 4,261,455        4,385,837
  Time deposits $100,000 and over                                                         5,751,206        4,956,688
  Other time deposits                                                                     6,468,212        4,715,770
                                                                                      -------------   --------------
    Total deposits                                                                       21,139,935       16,461,767
                                                                                      -------------   --------------
 Accrued interest payable                                                                   305,523          146,455
 Other liabilities                                                                           95,035          100,834
                                                                                      -------------   --------------
    Total liabilities                                                                    21,540,493       16,709,056
                                                                                      -------------   --------------

 Shareholders' Equity
  Preferred stock, $.01par value; 10,000,000 shares                                               -               -
   authorized and unissued
  Common stock, $.01 par value; 10,000,000 shares                                             9,483            9,483
   authorized, 948,281 shares issued and outstanding
  Capital surplus                                                                         8,724,366        8,724,366
  Retained earnings (deficit)                                                              (515,898)        (482,463)
  Accumulated other comprehensive income (loss)                                              31,246             (768)
                                                                                      -------------   --------------
    Total shareholders' equity                                                            8,249,197        8,250,618
                                                                                      -------------   --------------

    Total liabilities and shareholders' equity                                        $  29,789,690     $ 24,959,674
                                                                                      =============   ==============


            See notes to condensed consolidated financial statements.

                          COASTAL BANKING COMPANY, INC.


                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                       Three Months Ended  Three Months Ended
                                                                         March 31, 2001      March 31, 2000
                                                                      ------------------  ------------------

Interest income:
 Loans, including fees                                                       $ 410,504        $          -
 Investment securities:
  Taxable                                                                       66,381              89,446
  Nonmarketable equity securities                                                4,478                   -
 Federal funds sold                                                             43,774              20,657
 Time deposits with other banks                                                  3,739                   -
                                                                         -------------       -------------
    Total income                                                               528,876             110,103
                                                                         -------------       -------------

Interest expense:
 Time deposits $100,000 and over                                              100,498                   -
 Other deposits                                                               166,879                   -
 Other interest expense                                                             -                 102
                                                                        -------------       -------------
    Total                                                                     267,377                 102
                                                                        -------------       -------------

Net interest income                                                           261,499             110,001
 Provision for loan losses                                                     85,200                   -
                                                                        -------------       -------------
Net interest income after provision for loan losses                           176,299             110,001
                                                                        -------------       -------------

Other operating income:
 Service charges on deposit accounts                                           14,558                   -
 Residential mortgage origination fees                                         37,229                   -
 Other charges, commissions, and fees                                          10,010                   -
                                                                        -------------       -------------
    Total                                                                      61,797                   -


Other operating expenses:
 Salaries and employee benefits                                               160,696              72,387
 Occupancy expense                                                             26,570               1,300
 Furniture and fixture expense                                                  9,744                   -
 Other operating expenses                                                      91,738              33,239
                                                                        -------------       -------------
    Total                                                                     288,748             106,926
                                                                        -------------       -------------

Net income (loss) before income taxes                                         (50,652)              3,075

Income tax expense (benefit)                                                  (17,217)                  -
                                                                        -------------       -------------

Net income (loss)                                                       $     (33,435)        $     3,075
                                                                        =============       =============

 Basic net income (loss) per share                                      $       (0.04)                  -
 Diluted net income (loss) per share                                    $       (0.04)                  -


            See notes to condensed consolidated financial statements.

                          COASTAL BANKING COMPANY, INC.

   Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
                Income For the Three months Ended March 31, 2001
                                  (Unaudited)


                                                                                    Accumulated
                                                                       Retained        Other
                                  Common Stock                          Earnings     Comprehensive
                              Shares       Amount        Surplus       (Deficit)       Income          Total
                             -------       -------       --------     ----------     ------------     ------


 Balance,
  December 31, 2000           948,281     $  9,483     $ 8,724,366     $ (482,463)      $   (768)    $ 8,250,618

 Net income (loss) for
  the period                                                              (33,435)                       (33,435)

 Other comprehensive
  income, net of tax
  expense of $16,492                                                                      32,014          32,014

 Comprehensive
  income                                                                                                  (1,421)

 Balance,                     948,281     $  9,483     $ 8,724,366    $  (515,898)      $ 31,246    $  8,249,197
                             ========     ========    ============     ==========      =========     ===========
  March 31, 2001

            See notes to condensed consolidated financial statements.

                          COASTAL BANKING COMPANY, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Months     Three Months
                                                                                          Ended            Ended
                                                                                     March 31, 2001   March 31, 2000
                                                                                     --------------   --------------

Cash flows from operating activities:
 Net income (loss)                                                                         $ (33,435)         $ 3,075
 Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:

  Provision for loan loss                                                                     85,200                -
  Accretion and premium amortization                                                            (726)         (77,799)
  Depreciation and amortization                                                               27,870                -
  Deferred income tax provision (benefit)                                                    (17,217)               -
  (Increase) decrease in interest receivable                                                 (30,570)          25,236
  (Increase) decrease on other assets                                                        (29,907)          (8,075)
  Increase (decrease) in interest payable                                                    159,068                -
  Increase (decrease) in other liabilities                                                    (5,799)            (100)
                                                                                       -------------     ------------
    Net cash provided (used) by operating activities                                         154,484          (57,663)
                                                                                       -------------     ------------

Cash flows from investing activities:
  Purchases of securities available-for-sale                                              (1,969,485)      (7,704,494)
  Maturities of securities available-for-sale                                                      -        7,608,000
  Purchases of nonmarketable equity securities                                              (125,802)               -
  Net increase in loans to customers                                                      (5,683,969)               -
  Purchases of time deposits with other banks                                               (400,000)               -
  Purchases of premises and equipment                                                        (17,870)        (601,274)
                                                                                       -------------     ------------
    Net cash used by investing activities                                                 (8,197,126)        (697,768)
                                                                                       -------------     ------------

Cash flows from financing activities:
 Net increase in demand deposits, interest-bearing transaction accounts                    2,131,208                -
  and savings accounts
 Net increase in certificates of deposit and other time deposits                           2,546,960                -
 Stock issuance costs                                                                             -           (54,324)
                                                                                       -------------     ------------
    Net cash provided (used) by financing activities                                       4,678,168          (54,324)
                                                                                       -------------     ------------

Net increase in cash and cash equivalents                                                 (3,364,474)        (809,755)

Cash and cash equivalents, beginning of period                                             5,126,807          989,172
                                                                                       -------------     ------------

Cash and cash equivalents, end of period                                              $    1,762,333     $    179,417
                                                                                       =============     ============

Cash paid during the period for:
Income taxes                                                                          $            -     $         -
Interest                                                                              $      108,309     $       102


            See notes to condensed consolidated financial statements.

                          COASTAL BANKING COMPANY, INC.
              Notes to Condensed Consolidated Financial Statements



NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2001 and for the interim periods ended March 31, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Coastal Banking Company, Inc.'s 2000 Annual Report.


NOTE 2 - EARNINGS PER SHARE

Net income per share - basic is computed by dividing net income by the weighted average number of common shares outstanding. Net income per share - diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. There were no dilutive common share equivalents outstanding during 2001; therefore basic earnings per share and diluted earnings per share were the same.

                                                         Three Months
                                                            Ended
                                                        March 31,2001
                                                       ---------------
 Net income (loss) per share - basic computation:

 Net income (loss) available to common shareholders      $  (33,435)
                                                           ========

 Average common shares outstanding - basic                  948,281
                                                           ========

 Net income (loss) per share - basic                     $    (0.04)

                          COASTAL BANKING COMPANY, INC.

              Notes to Condensed Consolidated Financial Statements

NOTE 3- COMPREHENSIVE INCOME

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2001 and 2000:

                                                                           (Expense)         Net-of-tax
                                                      Pre-tax Amount        Benefit            Amount
                                                     -----------------  ----------------  -----------------

For the three months ended March 31, 2001:
Unrealized gains (losses) on
   available-for-sale securities:
Net unrealized holding gains losses) on securities
   available-for-sale                                     $   48,506          $  (16,492)       $  32,014
Plus: reclassification adjustment for gains (losses)
   realized in net income                                          -                   -                -
                                                          ----------          ----------        ---------
Net unrealized gains (losses) on securities                   48,506             (16,492)          32,014
                                                          ----------          ----------        ---------
Other comprehensive income                                $   48,506          $  (16,492)       $  32,014
                                                          ==========          ==========        =========


                                                                           (Expense)         Net-of-tax
                                                      Pre-tax Amount        Benefit            Amount
                                                     -----------------  ----------------  -----------------
For the three months ended March 31, 2000:
Unrealized gains (losses) on
    available-for-sale securities:
Net unrealized holding gains (losses) on securities
   available-for-sale                                     $    5,998          $   (2,041)       $   3,957
Plus: reclassification adjustment for gains (losses)
   realized in net income                                         -                    -               -
                                                          ----------          ----------        ---------
Net unrealized gains (losses) on securities                    5,998              (2,041)           3,957
                                                          ----------          ----------        ---------
Other comprehensive income                                $    5,998          $   (2,041)       $   3,957
                                                          ==========          ==========        =========


Accumulated other comprehensive income consists solely of the unrealized gain
(loss) on securities available-for-sale, net of the deferred tax effects.

                          COASTAL BANKING COMPANY, INC.

               Review by Independent Certified Public Accountants



Tourville, Simpson & Caskey, L.L.P., the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2001, and for the three month periods ended March 31, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                          COASTAL BANKING COMPANY, INC.


          Report on Review by Independent Certified Public Accountants




The Board of Directors
Coastal Banking Company, Inc.
Beaufort, South Carolina

We have reviewed the accompanying condensed consolidated balance sheet of Coastal Banking Company, Inc. and subsidiary (the Company) as of March 31, 2001, the related condensed consolidated statements of income for the three month periods ended March 31, 2001 and 2000, the related condensed consolidated statement of changes in shareholders' equity and comprehensive income for the three month period ended March 31, 2001, and the related condensed consolidated statements of cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and, in our report dated February 22, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                         TOURVILLE, SIMPSON AND CASKEY, L.L.P.
Columbia, South Carolina
May 9, 2001

                          COASTAL BANKING COMPANY, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

The following is a discussion of our financial condition as of March 31, 2001 compared to December 31, 2000, and the results of operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. It should be understood that the discussion is based on the Bank's opening for business on May 10, 2000. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with our Securities and Exchange Commission.


Results of Operations


Net Interest Income

For the three months ended March 31, 2001, net interest income totaled $261,499. Total interest income for the three months ended March 31, 2001 was $528,876. Interest income totaling $410,504 was generated from loans, including fees. Interest derived from investment securities and federal funds sold during the period totaled $70,859, and $43,774, respectively. This income was partially offset by interest expense on deposit accounts of $267,377. The net interest margin realized on earning assets was 4.24% for the three months ended March 31, 2001 and the interest rate spread was 2.58% for the three months ended March 31, 2001. During the three months ended March 31, 2000, net interest income totaled $110,001. Interest income from investment securities totaled $89,446 and interest on federal funds totaled $20,657 for the period. Funds generated from our stock offering were invested in securities and federal funds until the Bank opened on May 10, 2000.


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2001, the provision charged to expense was $85,200. The allowance for loan losses is 1.28% of total loans at March 31, 2001. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We are currently funding the allowances for loan losses at approximately 1.20% to 1.30% of total loans. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                          COASTAL BANKING COMPANY, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------



Noninterest Income

Noninterest income for the three months ended March 31, 2001 totaled $61,797. This amount was comprised primarily of fees from the origination of mortgage loans which totaled $37,229. Income from service charges on deposit accounts totaled $14,558 for the three months ended March 31, 2001. There were no sources of noninterest income during the three months ended March 31, 2000.


Noninterest Expense

Noninterest expense for the three months ended March 31, 2001 was $288,748. This amount was comprised primarily of salaries and benefits totaling $160,696. Other operating expenses were also a significant amount of other operating expenses, totaling $91,738 for the three months ended March 31, 2001. Occupancy and furniture and fixture expense was $26,570 and $9,744, respectively for the same period. For the three months ended March 31, 2000, noninterest expense totaled $106,926. This was compared primarily of the salaries of the officers organizing the Bank. Other operating expenses totaled $33,239 during the period and were also expenses associated with organizing the Bank.


Income Taxes

The income tax benefit for three months ended March 31, 2001 was $17,217 and was a result of the Bank's net operating loss. The benefit was based on an effective tax rate of 34% at March 31, 2001. The net loss before taxes was $50,652. We were a development stage company during the three months ended March 31, 2000 and therefore, no income taxes were recorded.


Net Income (Loss)

The combination of the above factors resulted in a net loss for the three months ended March 31, 2001 of $33,435. The net loss before taxes was $50,652. The Bank was still less than a year old during the three months ended March 31, 2001. Net income for the three months ended March 31, 2000 was $3,075. Net interest income during the period was $110,001 and was offset by noninterest expenses of $106,926. Activities during this period related to the organization of the Bank.


Assets and Liabilities

During the first three months of 2001, total assets increased $4,830,016, or 19.4% when compared to December 31, 2000. The primary source of growth in assets was gross loans, which increased $5,683,969 during the first three months of 2001. Investment securities increased $2,128,027 to $5,380,238 at March 31, 2001. These increases were offset partially by a decrease in federal funds sold of $3,647,000. Total deposits also increased $4,678,168, or 28.4% from the December 31, 2000 amount of $16,461,767. Within the deposit area, interest-bearing transaction accounts increased $1,616,777, or 129.0%, and other time deposits increased $1,752,442, or 37.2%, during the first three months of 2001.


Investment Securities

Investment securities increased $2,128,027, from $3,252,211 at December 31, 2000 to $5,380,238 at March 31, 2001. All of the Bank's marketable investment securities were designated as available-for-sale at March 31, 2001.

                          COASTAL BANKING COMPANY, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation
       -----------------------------------------------------------------


Loans

We continued our trend of growth during the first three months of 2001, especially in the loan area. Net loans increased $5,598,769, or 40.5% during the period. As shown below, the main component of growth in the loan portfolio was commercial and industrial loans which increased $3,156,416, or 49.6% from December 31, 2000. Also, real estate construction loans increased $932,309, or 211.2%, and consumer and other increased $933,650, or 176.1%. Balances within the major loans receivable categories as of March 31, 2001 and December 31, 2000 are as follows:

                                            March 31, 2001   December 31, 2000
                                            --------------   -----------------


 Real estate - construction               $   1,373,705       $    441,396
 Real estate - mortgage                       6,969,613          6,237,547
 Commercial and industrial                    9,521,867          6,365,451
 Mortgage loans held for sale                   331,219            401,691
 Consumer and other                           1,463,728            530,078
                                           ------------        -----------

                                          $  19,660,132       $ 13,976,163
                                           ============        ===========


Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                           March 31, 2001       December 31, 2000
                                                         -------------------  -------------------

 Loans:   Nonaccrual loans                               $            --      $             --

 Accruing loans more than 90 days past due               $            --      $             --

 Loans identified by the internal review mechanism:

    Criticized                                           $       523,686      $        172,000

    Classified                                           $            --      $             --

Allowance for Loan Losses


                                                                 March 31, 2001
 Balance, January 1,                                           -----------------
 Provision for loan losses for the period
 Net loans (charged-off) recovered for the period              $     165,700
                                                                      85,200
 Balance, end of period                                                    -
                                                               -------------
                                                               $     250,900
 Gross loans outstanding, end of period                        =============

 Allowance for loan losses to loans outstanding                $  19,660,132

                                                                        1.28%

                          COASTAL BANKING COMPANY, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------



Deposits

At March 31, 2001, total deposits increased by $4,678,168, or 28.4%, from December 31, 2000. The largest increase was in other time deposits which increased $1,752,442, or 37.2%, from December 31, 2000 to March 31, 2001.
Expressed in percentages, non-interest bearing deposits increased 55.5% and interest bearing deposits increased 26.4%.

Balances within the major deposit categories as of March 31, 2001 and December 31, 2000 are as follows:

                                            March 31, 2001     December 31, 2000
                                          ----------------    -----------------

Noninterest-bearing demand deposits       $   1,789,338    $       1,150,525
Interest-bearing demand deposits              2,869,724            1,252,947
Savings deposits                              4,261,455            4,385,837
Certificates of deposit $100,000 and over     5,751,206            4,956,688
Other time deposits                           6,468,212            4,715,770
                                         --------------     ----------------
                                         $   21,139,935     $     16,461,767
                                         ==============     ================


Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loans-to-total borrowed funds ratio, which was at 93.0% at March 31, 2001 and 84.9% at December 31, 2000.

Securities available-for-sale, which totaled $4,935,888 at March 31, 2001, serve as a ready source of liquidity. We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At March 31, 2001, unused lines of credit totaled $2,000,000.


Capital Resources

Total shareholders' equity decreased from $8,250,618 at December 31, 2000 to $8,249,197 at March 31, 2001. The decrease was partially due to the net loss for the period of $33,435. However, the majority of the decrease was offset by a positive change of $32,014 in the fair value of securities available-for-sale.

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

                          COASTAL BANKING COMPANY, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------


Capital Resources (continued)
-----------------

The following table summarizes our risk-based capital at March 31, 2001:

Shareholders' equity                                         $   8,217,951
Less: intangibles                                                        -
                                                            --------------
Tier 1 capital                                                   8,217,951

Plus: allowance for loan losses (1)                                250,900
                                                            --------------
Total capital                                                $   8,468,851
                                                            ==============

Risk-weighted assets                                         $  21,353,839
                                                            ==============

Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets)                          38.48%
   Total capital (to risk-weighted assets)                           39.66%
   Tier 1 capital (to total average assets)                          29.66%

(1) limited to 1.25% of risk-weighted assets

We believe that capital should be adequate for the next twelve months.


Regulatory Matters

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

                          COASTAL BANKING COMPANY, INC.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)      Exhibits

                  The following documents are filed as part of this report: Not applicable.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      By:  /s/ RANDOLPH C. KOHN
                                           -------------------------------------
                                           Randolph C. Kohn
                                           President & Chief Executive Officer



Date:         May 11, 2001            By:  /s/ CHARLIE T. LOVERING, JR.
                                           -------------------------------------
                                           Charlie T. Lovering, Jr.
                                           Chief Financial Officer