Form 10QSB
period 2001-06-30
COASTAL BANKING CO INC
filed 2001-08-14
CIK 1093897

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                       FORM 10-QSB

      X                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    ----                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2001

                                       OR

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the Transition Period from _________to_________

                          Commission File No. 333-86371

                          COASTAL BANKING COMPANY, INC.
                   ------------------------------------------
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

948,281 shares of common stock, $.01 par value, were issued and outstanding on August 6, 2001

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          COASTAL BANKING COMPANY, INC.


                                      Index



PART I. FINANCIAL INFORMATION                                                                            Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- June 30, 2001 and December 31, 2000..........................3

         Condensed Consolidated Statements of Income -- Six months ended June 30, 2001 and 2000 and three months ended June 30, 2001 and 2000...................................................4

         Condensed Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income --
               Six months ended June 30, 2001..................................................................5

         Condensed Consolidated Statement of Cash Flows -- Six months ended June 30, 2001 and 2000.............6

         Notes to Condensed Consolidated Financial Statements................................................7-8

Review by Independent Certified Public Accountants.............................................................9

Report on Review by Independent Certified Public Accountants..................................................10

Item 2. Management's Discussion and Analysis or Plan of Operation..........................................11-15

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...................................................16

Item 6. Exhibits and Reports on Form 8-K......................................................................16

         (a) Exhibits.........................................................................................16

         (b) Reports on Form 8-K..............................................................................16



                      Condensed Consolidated Balance Sheets

                                                                     June 30,        December 31,
                                                                     --------        -----------
                                                                      2001              2000
                                                                      -----             ----
                                                                  (Unaudited)

Assets Cash and cash equivalents:
   Cash and due from banks                                        $     437,315      $     436,807
   Federal funds sold                                                   947,000          4,690,000
                                                                  -------------      -------------
Total                                                                 1,384,315          5,126,807
                                                                  -------------      -------------
Time deposits with other banks                                          600,000                  -
Investment Securities:
   Securities available-for-sale                                      4,705,357          2,933,663
   Nonmarketable equity securities                                      444,350            318,548
                                                                  -------------      -------------
Total investment securities                                           5,149,707          3,252,211
 Loans receivable:                                                   24,961,219         13,976,163
   Less allowance for loan losses                                      (324,100)          (165,700)
                                                                  -------------      -------------
     Loans, net                                                      24,637,119         13,810,463
 Accrued interest receivable                                            193,761            124,785
 Premises and equipment, net                                          2,834,204          2,438,623
 Other assets                                                           251,148            206,785
                                                                  -------------      -------------
Total assets                                                      $  35,050,254       $ 24,959,674
                                                                  =============      =============
 Liabilities and Shareholders' Equity
 Liabilities
  Deposits:
     Noninterest-bearing transaction accounts                    $    1,850,061       $  1,150,525
     Interest-bearing transaction accounts                            2,240,637          1,252,947
     Savings                                                          5,721,585          4,385,837
     Time deposits $100,000 and over                                  8,051,206          4,956,688
     Other time deposits                                              8,353,236          4,715,770
                                                                 --------------      -------------
     Total deposits                                                  26,216,725         16,461,767
 Accrued interest payable                                               503,436            146,455
 Other liabilities                                                      104,066            100,834
                                                                 --------------      -------------
     Total liabilities                                               26,824,227         16,709,056
                                                                 --------------      -------------
 Shareholders' Equity
 Preferred stock, $.01 par value; 10,000,000 shares                           -                  -
  authorized and unissued
 Common stock, $.01 par value; 10,000,000 shares authorized,              9,483              9,483
  948,281 shares issued and  outstanding
 Capital surplus                                                      8,724,366          8,724,366
 Retained earnings (deficit)                                           (532,681)          (482,463)
 Accumulated other comprehensive income (loss)                           24,859               (768)
                                                                 --------------      -------------
     Total shareholders' equity                                       8,226,027          8,250,618
                                                                 --------------      -------------
     Total liabilities and shareholders' equity                  $   35,050,254      $  24,959,674
                                                                 ==============      =============


           See notes to condensed consolidated financial statements.

                 Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                           Six Months Ended                       Three Months Ended
                                                         - -----------------                       ------------------
                                                      June 30, 2001       June 30, 2000      June 30, 2001       June 30, 2000
                                                      -------------       -------------      -------------       -------------

 Interest income
    Loans, including fees                             $   945,790          $   65,806         $  535,286           $  65,806
    Investment securities:
    Securities available-for-sale                         153,343             128,124             86,962              38,678
    Nonmarketable equity securities                         9,968               1,709              5,490               1,709
    Federal funds sold                                     52,644              77,909              8,870              57,252
    Time deposits with other banks                         10,135                   -              6,396                   -
                                                       ----------          ----------         ----------           ---------
       Total income                                     1,171,880             273,548            643,004             163,445
                                                       ----------          ----------         ----------           ---------

 Interest expense
    Time deposits $100,000 and over                       225,286               1,385            124,788               1,385
    Deposit accounts                                      354,836               8,637            187,957               8,637
    Other interest expense                                  1,562               3,497              1,562               3,395
                                                       ----------          ----------         ----------           ---------
      Total                                               581,684              13,519            314,307              12,032
                                                       ----------          ----------         ----------           ---------

 Net interest income                                      590,196             260,029            328,697             150,028
 Provision for loan losses                                158,400              38,700             73,200              38,700
                                                       ----------          ----------         ----------           ---------
 Net interest income after                                431,796             221,329            255,497             111,328
                                                       ----------          ----------         ----------           ---------
    provision for loan losses

 Other income
     Service charges on deposit accounts                   37,381               1,251             22,823               1,251
     Mortgage origination fees                             78,840                   -             41,611                   -
     Other income                                          10,076                 159                 66                 159
                                                       ----------          ----------         ----------           ---------
       Total                                              126,297               1,410             64,500               1,410
                                                       ----------          ----------         ----------           ---------

 Other expense
   Salaries and  benefits                                 327,358             202,665            166,662             130,278
   Occupancy expense                                       54,765              19,727             28,195              18,427
   Furniture and fixture expense                           20,360               3,056             10,616               3,056
   Other operating expenses                               231,691             119,408            139,953              86,169
                                                       ----------          ----------         ----------           ---------
       Total                                              634,174             344,856            345,426             237,930
                                                       ----------          ----------         ----------           ---------

 Net income (loss) before income taxes                    (76,081)           (122,117)           (25,429)           (125,192)

 Income tax expense (benefit)                             (25,863)           (123,374)            (8,646)           (123,374)
                                                       ----------          ----------         ----------           ---------

 Net income (loss)                                     $  (50,218)         $    1,257         $  (16,783)          $  (1,818)
                                                       ===========          =========         ==========           =========

 Earnings per share
 Basic earnings (losses) per share                     $    (0.05)         $    0.001         $    (0.02)           $ (0.002)
 Diluted earnings (losses) per share                   $    (0.05)         $    0.001         $    (0.02)           $ (0.002)


            See notes to condensed consolidated financial statements.

          Condensed Consolidated Statement of Shareholders' Equity and
                              Comprehensive Income
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)


                                                                                      Accumulated
                                                                      Retained           Other
                               Common Stock                           Earnings       Comprehensive
                           Shares       Amount        Surplus        (Deficit)           Income             Total
                           ------       ------        -------        ---------           ------             -----

 Balance,                    948,281      $ 9,483      $ 8,724,366     $ (482,463)       $    (768)    $ 8,250,618
  December 31, 2000

 Net income (loss) for                                                    (50,218)                         (50,218)
  the period

 Other comprehensive
    income, net of tax
    expense of $12,806                                                                      25,627          25,627
                                                                                                       -----------
 Comprehensive income                                                                                      (24,591)
                            --------     --------     ------------     -----------       ---------     -----------
Balance,
  June 30, 2001              948,281     $  9,483     $  8,724,366     $  (532,681)      $  24,859     $ 8,226,027
                            ========     ========     ============     ===========       =========     ===========


            See notes to condensed consolidated financial statements.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                Six Months Ended
                                                                                                 June 30, 2001
                                                                                         June 30, 2001     June 30, 2000
                                                                                         -------------    --------------


Cash flows from operating activities:
  Net income (loss)                                                                        $ (50,218)          $ 1,257
   Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
     Provision for loan loss                                                                  158,400            38,700
     Amortization less accretion on investments                                               (16,583)         (114,890)
     Depreciation and amortization                                                             57,748             8,273
     Deferred income tax provision (benefit)                                                  (25,863)                -
     (Increase) decrease in interest receivable                                               (68,976)            4,958
     (Increase) decrease on other assets                                                      (30,539)         (385,429)
     Increase (decrease) in interest payable                                                  356,981             5,656
     Increase (decrease) in other liabilities                                                   3,232             5,135
                                                                                          -----------         ---------
   Net cash provided by operating activities                                                  384,182          (436,340)
                                                                                          -----------         ---------

 Cash flows from investing activities:
   Purchases of securities available-for-sale                                              (3,334,260)      (13,891,328)
   Maturities of securities available-for-sale                                              1,616,815        20,010,000
   Purchases of nonmarketable equity securities                                              (125,802)                -
   Net increase in loans to customers                                                     (10,985,056)       (4,008,096)
   Purchases of time deposits with other banks                                               (600,000)                -
   Purchases of premises and equipment                                                       (453,329)       (1,425,777)
                                                                                          -----------         ---------
     Net cash provided (used) by investing activities                                     (13,881,632)          684,799
                                                                                          -----------         ---------

 Cash flows from financing activities:
   Net increase in demand deposits, interest-bearing transaction accounts                   3,022,974         2,030,961
     and savings accounts
   Net increase in certificates of deposit and other time deposits                          6,731,984           799,532
   Stock issuance costs                                                                             -           (54,324)
                                                                                          -----------         ---------
    Net cash provided by financing activities                                               9,754,958         2,776,169
                                                                                          -----------         ---------

 Net increase (decrease) in cash and cash equivalents                                      (3,742,492)        3,024,628
 Cash and cash equivalents, beginning of period                                             5,126,807           989,172
                                                                                          -----------         ---------
 Cash and cash equivalents, end of period                                                 $ 1,384,315       $ 4,013,800
                                                                                          ===========        ==========

  Cash paid during the period for:
   Income taxes                                                                           $         -       $         -
   Interest                                                                               $   224,703       $     7,863

            See notes to condensed consolidated financial statements.

                          COASTAL BANKING COMPANY, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10K-SB. The financial statements as of June 30, 2001 and for the interim periods ended June 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Coastal Banking Company, Inc.'s 2000 Form 10K-SB.

Note 2 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six month periods ended June 30, 2001 and 2000:

                                                                                     (Expense)         Net-of-tax
                                                               Pre-tax Amount        Benefit            Amount
                                                             ------------------- ----------------- ------------------

For the six months ended June 30, 2001:
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains losses) on securities
   available-for-sale                                        $           38,829   $        (13,202)  $        25,627
Plus: reclassification adjustment for gains (losses)
   realized in net income                                                     -                 -                  -
                                                             ------------------   ----------------   ---------------
Net unrealized gains (losses) on securities                  $           38,829   $        (13,202)  $        25,627
                                                             ------------------    ---------------   ---------------

Other comprehensive income                                   $           38,829   $        (13,202)  $        25,627
                                                             ==================    ===============   ===============


                                                                                     (Expense)         Net-of-tax
                                                               Pre-tax Amount        Benefit            Amount
                                                             ------------------- ----------------- ------------------
For the six months ended June 30, 2000:
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) on securities
   available-for-sale                                        $           41,072   $        (13,964)  $        27,108
Plus: reclassification adjustment for gains (losses)
   realized in net income                                                     -                  -                  -
                                                             ------------------    ---------------   ---------------
Net unrealized gains (losses) on securities                  $           41,072   $        (13,964)  $        27,108
                                                             ------------------    ---------------   ---------------

Other comprehensive income                                   $           41,072   $        (13,964)  $        27,108
                                                             ==================    ===============   ===============


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Comprehensive Income (continued)
-----------------------------

                                                                                     (Expense)         Net-of-tax
                                                               Pre-tax Amount         Benefit            Amount
                                                             ------------------- ------------------ -----------------

For the three months ended June 30, 2001:
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) on securities
   available-for-sale                                         $         (9,677)  $          3,290   $       (6,387)
Plus: reclassification adjustment for gains (losses)
   realized in net income                                                    -                  -                -
                                                             -----------------   ----------------   ---------------
Net unrealized gains (losses) on securities                             (9,677)             3,290           (6,387)
                                                             -----------------   ----------------   ---------------

Other comprehensive income                                    $         (9,677)  $          3,290   $       (6,387)
                                                             =================   ================   ===============


                                                                                     (Expense)         Net-of-tax
                                                               Pre-tax Amount         Benefit            Amount
                                                             ------------------- ----------------- ------------------
For the three months ended June 30, 2000:
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) on securities
   available-for-sale                                         $          35,992   $        (12,237)   $        23,755
Plus: reclassification adjustment for gains (losses)
   realized in net income                                                     -                  -                  -
                                                              -----------------   ----------------   ----------------
Net unrealized gains (losses) on securities                              35,992            (12,237)            23,755
                                                              -----------------   -----------------  ----------------

Other comprehensive income                                     $         35,992   $        (12,237)  $         23,755
                                                              =================   ================   ================

Accumulated other comprehensive income consists solely of the unrealized gain
(loss) on securities available-for-sale, net of the deferred tax effects.

               Review by Independent Certified Public Accountants




Tourville, Simpson and Caskey, L.L.P., the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2001, and for the three and six month periods ended June 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants
          ------------------------------------------------------------



The Board of Directors
Coastal Banking Company, Inc.
Beaufort, South Carolina

We have reviewed the accompanying condensed consolidated balance sheet of Coastal Banking Company, Inc. and subsidiary (the Company) as of June 30, 2001, the related condensed consolidated statements of income for the three and six month periods ended June 30, 2001, the related condensed consolidated statement of changes in shareholders' equity and comprehensive income for the six month period ended June 30, 2001, and the related condensed consolidated statements of cash flows for the six month period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

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



                                           TOURVILLE, SIMPSON AND CASKEY, L.L.P.
Columbia, South Carolina
July 31, 2001

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of June 30, 2001 compared to December 31, 2000, and the results of operations for the three and six months ended June 30, 2000 and 2001. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the six months ended June 30, 2001, net interest income totaled $590,196. Total interest income for the six months ended June 30, 2001 was $1,171,880. Interest income totaling $945,790 was generated from loans, including fees. Interest derived from investment securities and federal funds sold during the period totaled $163,311 and $52,644, respectively. This income was partially offset by interest expense on deposit accounts of $580,122. Net interest income for the six months ended June 30, 2000 was $260,029, after the Bank having been open for business approximately 1.5 months. Funds from the stock offering were invested in securities and federal funds until the Bank opened for business on May 10, 2000. Interest derived from investment securities and federal funds sold during the period totaled $129,833 and $77,909, respectively. Interest income totaling $65,806 was generated from loans, including fees. Interest income was offset slightly by interest expense of $13,519 for the six months ended June 30, 2000. The net interest margin realized on earning assets and the interest rate spread were 4.38% and 2.87%, respectively, for the six months ended June 30, 2001.

For the quarter ended June 30, 2001, net interest income totaled $328,697. Interest income totaling $535,286 was generated from loans, including fees. Interest on investment securities and federal funds totaled $92,452 and $8,870, respectively. This income was partially offset by interest expense on deposit accounts of $312,745. The net interest margin realized on earning assets was 4.49% for the quarter ended June 30, 2001 and the interest rate spread was 3.11% for the quarter ended June 30, 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the six and three months ended June 30, 2001, the provision charged to expense was $158,400 and $73,200, respectively. The allowance for loan losses is 1.30% of total loans at June 30, 2001. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

-----------------------------------------------------------------

Noninterest Income

Noninterest income for the six months ended June 30, 2001 totaled $126,297. The primary source of this income was from mortgage origination fees, which totaled $78,840 for the six months ended June 30, 2001. In addition, service charges on deposit accounts and other income totaled $37,381 and $10,076, respectively, for the six months ended June 30, 2001. Noninterest income for the six months ended June 30, 2000 was $1,410. This amount was primarily the result of service charges on deposit accounts which totaled $1,251.

For the quarter ended June 30, 2001, noninterest income was $64,500. The largest component of noninterest income was mortgage origination fees which totaled $41,611 for the quarter ended June 30, 2001. Service charges on deposit accounts totaled $22,823 for the quarter ended June 30, 2001. Noninterest income for the quarter ended June 30, 2000 totaled $1,410.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2001 was $634,174. This amount was comprised primarily of salaries and benefits totaling $327,358. In addition, other operating expense totaled $231,691 for the six months ended June 30, 2001. Occupancy expense totaled $54,765 for the six months ended June 30, 2001. Total noninterest expense for the six months ended June 30, 2000 was $344,856. This included $202,665 for salaries and benefits and $119,408 for other operating expenses. These amounts included expenses associated with the organization and formation of the Bank, including professional fees.

For the quarter ended June 30, 2001, noninterest expense was $345,426. The largest component of noninterest expense was salaries and benefits, which totaled $166,662 for the period. Other operating expense totaled $139,953 for the quarter ended June 30, 2001. Noninterest expense for the quarter ended June 30, 2000 totaled $237,930. This total included $130,278 for salaries and benefits and $86,169 for other operating expenses. A significant portion of these expenses related to the formation and organization of the Bank.

Income Taxes

The income tax benefit for the six months ended June 30, 2001 was $ 25,863 and was a result of our net operating loss. The benefit was based on an effective tax rate of 34% for the six months ended June 30, 2001. The net loss before taxes was $76,081 for the period. An income tax benefit of $123,374 was recorded during the six months ended June 30, 2000. The benefit was based on the net loss before taxes for the period September 29, 1998 (inception) to June 30, 2000 which totaled $355,397. This represents an effective tax rate of 34%. The income tax benefit was not recorded on the operating loss during the organizational period until the quarter in which the Bank opened for business..

The income tax benefit for the quarter ended June 30, 2001 was $8,646, or an effective tax rate of 34%. The income tax benefit recorded during the quarter ended June 30, 2000 was the same benefit recorded during the six months ended June 30, 2000.

Net Income (Loss)

The combination of the above factors resulted in a net loss for the six months ended June 30, 2001 of $50,218. The net loss was after recording the income tax benefit of $25,863 during the period. Net income for the six months ended June 30, 2000 was $1,257.

The net loss for the quarter ended June 30, 2001 was $16,783. This loss was after recording an income tax benefit of $8,646. The net loss for the quarter ended June 30, 2000 was $1,818. This was after recording the income tax benefit of $123,374 as discussed in the six month period.

-----------------------------------------------------------------

Assets and Liabilities

During the first six months of 2001, total assets increased $10,090,580, or 40.4%, when compared to December 31, 2000. The primary source of growth in assets was gross loans, which increased $10,985,056, or 78.6%, during the first six months of 2001. Investment securities increased $1,897,496 from December 31, 2000 to $5,149,707 at June 30, 2001. Total deposits also increased $9,754,958, or 59.3%, from the December 31, 2000 amount of $16,461,767. Within the deposit area, time deposits $100,000 and over increased $3,094,518, or 62.4%, during the first six months of 2001. Other time deposits also increased $3,637,466 or 77.13% during the first six months of 2001.

Securities Available-for-Sale

Investment securities increased $1,897,496 from $3,252,211 at December 31, 2000 to $5,149,707 at December 31, 2001. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2001.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $2,834,204 at June 30, 2001. The increase of $395,581 from the December 31, 2000 amount of $2,438,623 primarily relates to the purchase of land for future expansion of the Bank.

Loans

Gross loans totaled $24,961,219 at June 30, 2001, an increase of $10,985,056 or 78.6% since December 31, 2000. The largest increase in loans was in commercial and industrial loans which increased $5,690,413 or 89.4% to $12,055,864 at June 30, 2001. Balance within the major loans receivable categories as of June 30, 2001 and December 31, 2000 are as follows:

                                                                         June 30, 2001        December 31, 2000
                                                                       ---------------        -----------------
 Real estate - construction                                             $     3,956,549         $      441,396
 Real estate - mortgage                                                       6,823,674              6,237,547
 Commercial and industrial                                                   12,055,864              6,365,451
 Mortgage loans held for sale                                                 1,273,559                401,691
 Consumer and other                                                             851,573                530,078
                                                                        ---------------         --------------
                                                                        $    24,961,219         $   13,976,163
                                                                        ===============         ==============

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                           June 30, 2001        December 31, 2000
                                                                       ---------------------- ----------------------
 Loans:   Nonaccrual loans                                               $           -          $             -

 Accruing loans more than 90 days past due                               $           -          $             -

 Loans identified by the internal review mechanism:

    Criticized                                                           $     349,227          $       172,000

    Classified                                                           $     172,000          $             -

-----------------------------------------------------------------

Activity in the Allowance for Loan Losses is as follows:

                                                                   June 30,
                                                     --------------------------------------
                                                           2001                   2000
                                                     ---------------- ---------------------

 Balance, January 1,                                   $     165,700           $          -
 Provision for loan losses for the period                    158,400                 38,700
 Net loans (charged off) recovered for the period                  -                      -
                                                       -------------           ------------

 Balance, end of period                                $     324,100           $     38,700
                                                       =============           ============

 Gross loans outstanding, end of period                $  24,961,219           $  4,008,096

 Allowance for loan losses to loans outstanding                 1.30%                  0.97%


Deposits

At June 30, 2001 total deposits increased by $9,754,958, or 59.26%, from December 31, 2000. The largest increase was in other time deposits, which increased $3,637,466, or 77.1%, from December 31, 2000 to June 30, 2001.
Expressed in percentages, noninterest bearing deposits increased 60.8% and interest bearing deposits increased 59.1%.

Balances within the major deposit categories as of June 30, 2001 and December 31, 2000 as follows:

                                          June 30, 2001        December 31, 2000
                                        -----------------     ------------------

Noninterest-bearing demand deposits         $     1,850,061      $     1,150,525
Interest-bearing demand deposits
                                                  2,240,637            1,252,947
Savings deposits
                                                  5,721,585            4,385,837
Certificates of deposit $100,000 and over
                                                  8,051,206            4,956,688
Other time deposits
                                            ---------------       --------------
                                                  8,353,236            4,715,770
                                            ---------------       --------------

                                            $    26,216,725       $   16,461,767
                                            ===============       ==============

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 95.21% at June 30, 2001 and 84.9% at December 31, 2000.

We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At June 30, 2001, unused lines of credit totaled $6,712,000.

Capital Resources

Total shareholders' equity decreased from $8,250,618 at December 31, 2000 to $8,226,027 at June 30, 2001. This decrease was primarily attributable to the net loss for the period of $50,218. However, the decrease was partially offset by a positive change of $25,627 in the fair value of securities available-for-sale.

-----------------------------------------------------------------

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Company's risk-based capital at June 30, 2001:

Shareholders' equity                                   $   8,201,168
Less: intangibles                                                  -
Tier 1 capital                                             8,201,168

Plus: allowance for loan losses (1)                          324,100
                                                       -------------
Total capital                                          $   8,525,268

Risk-weighted assets                                   $  28,430,447
                                                      ==============

Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets)                   28.85%
   Total capital (to risk-weighted assets)                    29.99%
   Tier 1 capital (to total average assets)                   25.10%

(1) limited to 1.25% of risk-weighted assets


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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 15, 2001, we held our Annual Meeting of Shareholders for the purpose of electing four individuals to serve as class II directors of the Company until the Annual Meeting of Shareholders in 2004.

Under the proposal, the four nominees for director received the number affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company. The following is a list of the four nominees for directors:

Mark B. Heles, Lila N. Meeks, Robert B. Pinkerton, and John M. Trask III.

Of the 948,281 outstanding shares of the Company, 903,079 shares were voted for each director and 1,300 shares withheld regarding the election of each director. There were no votes against or broker nonvotes.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.


Items 1, 2, 3, and 5 are not applicable.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        By:  /s/ Randolph C. Kohn
                                             -----------------------------------
                                             Randolph C. Kohn
                                             President & Chief Executive Officer



Date: August 10, 2001                   By:  /s/ Charlie T. Lovering, Jr.
                                             -----------------------------------
                                             Charlie T. Lovering, Jr.
                                             Chief Financial Officer