Form 10QSB
period 2001-09-30
COASTAL BANKING CO INC
filed 2001-11-13
CIK 1093897

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             (MARK ONE) FORM 10-QSB

      X                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----------                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2001

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

         948,281 shares of common stock, $.01 par value, were issued and outstanding on November 1, 2001

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          COASTAL BANKING COMPANY, INC.


                                      Index


PART I. FINANCIAL INFORMATION                                                                    Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets -- September 30, 2001 and December 31, 2000........................3

      Condensed Consolidated Statements of Income -- Nine months ended September 30, 2001 and 2000 and three months ended September 30, 2001 and 2000....................................................4

      Condensed Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income --
         Nine months ended September 30, 2001..................................................................5

      Condensed Consolidated Statement of Cash Flows -- Nine months ended
          September 30, 2001 and 2000..........................................................................6

      Notes to Condensed Consolidated Financial Statements...................................................7-8

Review by Independent Certified Public Accountants.............................................................9

Report on Review by Independent Certified Public Accountants..................................................10

Item 2. Management's Discussion and Analysis or Plan of Operation..........................................11-15

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................................................16

      (a) Exhibits............................................................................................16

      (b) Reports on Form 8-K.................................................................................16


                          COASTAL BANKING COMPANY, INC.

                      Condensed Consolidated Balance Sheets

                                                                        September 30,         December 31,
                                                                        -------------         ------------
                                                                            2001                 2000
                                                                            ----                 ----
                                                                         (Unaudited)

Assets Cash and cash equivalents:
   Cash and due from banks                                               $      717,298      $     436,807
   Federal funds sold                                                                 -          4,690,000
                                                                         --------------      -------------
Total                                                                           717,298          5,126,807
                                                                         --------------      -------------

Time deposits with other banks                                                  500,000                  -
Investment Securities:
   Securities available-for-sale                                              6,544,211          2,933,663
   Nonmarketable equity securities                                              444,350            318,548
                                                                         --------------      -------------
Total investment securities                                                   6,988,561          3,252,211

 Loans receivable:                                                           27,763,009         13,976,163
   Less allowance for loan losses                                              (366,500)          (165,700)
                                                                         --------------      -------------
     Loans, net                                                              27,396,509         13,810,463
 Accrued interest receivable                                                    205,291            124,785
 Premises and equipment, net                                                  2,807,508          2,438,623
 Other assets                                                                   240,215            206,785
                                                                         --------------      -------------
Total assets                                                             $   38,855,382      $  24,959,674
                                                                         ==============      =============
 Liabilities and Shareholders' Equity
 Liabilities
  Deposits:
     Noninterest-bearing transaction accounts                            $    1,748,303       $  1,150,525
     Interest-bearing transaction accounts                                    1,842,207          1,252,947
     Savings                                                                 10,404,953          4,385,837
     Time deposits $100,000 and over                                          5,381,563          4,956,688
     Other time deposits                                                     10,691,057          4,715,770
                                                                         --------------      -------------
     Total deposits                                                          30,068,083         16,461,767

 Federal funds purchased                                                        117,000                  -
 Accrued interest payable                                                       245,291            146,455
 Other liabilities                                                              141,343            100,834
                                                                         --------------      -------------
     Total liabilities                                                       30,571,717         16,709,056
                                                                         --------------      -------------
 Shareholders' Equity
 Preferred stock, $.01 par value; 10,000,000 shares                                   -                  -
  authorized and unissued
 Common stock, $.01 par value; 10,000,000 shares authorized,                      9,483              9,483
  948,281 shares issued and  outstanding
 Capital surplus                                                              8,724,366          8,724,366
 Retained earnings (deficit)                                                   (514,222)          (482,463)
 Accumulated other comprehensive income (loss)                                   64,038               (768)
                                                                         --------------      -------------
     Total shareholders' equity                                               8,283,665          8,250,618
                                                                         --------------      -------------
     Total liabilities and shareholders' equity                          $   38,855,382      $  24,959,674
                                                                         ==============      =============

            See notes to condensed consolidated financial statements.

                         COASTAL BANKING COMPANY, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                             Nine Months Ended September            Three Months Ended September
                                            ----------------------------           ----------------------------
                                               2001               2000                2001               2000
                                               ----               ----                ----               ----

 Interest income
    Loans, including fees                    $ 1,533,430           $ 257,769          $ 587,640           $ 191,963
    Investment securities:
    Securities available-for-sale                229,424             137,268             76,081               9,144
    Nonmarketable equity securities               14,588               5,749              4,620               4,040
    Federal funds sold                            63,089             146,618             10,445              68,709
    Time deposits with other banks                17,201                   -              7,066                   -
                                              ----------           ---------          ---------           ---------
       Total income                            1,857,732             547,404            685,852             273,856
                                              ----------           ---------          ---------           ---------

 Interest expense
    Time deposits $100,000 and over              335,357              20,298            110,071              18,913
    Deposit accounts                             594,657              68,200            239,821              59,563
    Other interest expense                         1,569               3,497                  7                   -
                                              ----------           ---------          ---------           ---------
      Total                                      931,583              91,995            349,899              78,476
                                              ----------           ---------          ---------           ---------

 Net interest income                             926,149             455,409            335,953             195,380
 Provision for loan losses                       200,800             106,700             42,400              68,000
                                              ----------           ---------          ---------           ---------
 Net interest income after                       725,349             348,709            293,553             127,380
                                              ----------           ---------          ---------           ---------
    provision for loan losses

 Other income
     Service charges on deposit accounts          58,065               8,050             20,684               6,799
     Mortgage origination fees                   143,807              22,768             64,967              22,768
     Other income                                 13,591               1,864              3,515               1,705
                                              ----------           ---------          ---------           ---------
       Total                                     215,463              32,682             89,166              31,272
                                              ----------           ---------          ---------           ---------
 Other expense
   Salaries and  benefits                        505,236             350,120            177,878             147,455
   Occupancy expense                             111,998              42,737             57,233              23,010
   Furniture and fixture expense                  31,772              12,850             11,412               9,794
   Other operating expenses                      340,527             216,780            108,836              97,372
                                              ----------           ---------          ---------           ---------
       Total                                     989,533             622,487            355,359             277,631
                                              ----------           ---------          ---------           ---------

 Net income (loss) before income taxes           (48,721)           (241,096)            27,360            (118,979)

 Income tax expense (benefit)                    (16,962)           (163,827)             8,901             (40,453)
                                              ----------           ---------          ---------           ---------

 Net income (loss)                            $  (31,759)          $ (77,269)         $  18,459           $ (78,526)
                                              ==========           =========          =========           =========

 Earnings per share
 Basic earnings (losses) per share               $ (0.03)            $ (0.08)            $ 0.02             $ (0.08)
 Diluted earnings (losses) per share             $ (0.03)            $ (0.08)            $ 0.02             $ (0.08)


            See notes to condensed consolidated financial statements.

                         COASTAL BANKING COMPANY, INC.

          Condensed Consolidated Statement of Shareholders' Equity and
                              Comprehensive Income
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)


 Accumulated
                                                           Retained       Other
                             Common Stock                  Earnings   Comprehensive
                         Shares       Amount   Surplus    (Deficit)       Income          Total
                         ------       ------   -------    ---------       ------          -----

 Balance,               948,281      $ 9,483  $8,724,366  $(482,463)       $ (768)   $ 8,250,618
  December 31, 2000

 Net income (loss) for                                       (31,759)                    (31,759)
  the period

 Other comprehensive
    income, net of tax                                                     64,806         64,806
    expense of $32,221                                                               -----------

 Comprehensive income                                                                     33,047
                        -------      -------  ----------   ---------     --------    -----------
 Balance,               948,281      $ 9,483  $8,724,366   $(514,222)    $ 64,038    $ 8,283,665
                        =======      =======  ==========   =========     ========    ===========
  September 30, 2001


            See notes to condensed consolidated financial statements.

                          COASTAL BANKING COMPANY, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                           Nine Months Ended September
                                                                                           ---------------------------
                                                                                             2001              2000
                                                                                             ----              ----

 Cash flows from operating activities:
   Net income (loss)                                                                        $ (31,759)        $ (77,269)
   Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
     Provision for loan loss                                                                  200,800           106,700
     Amortization less accretion on investments                                               (13,015)         (116,522)
     Depreciation and amortization                                                             89,402            33,760
     Deferred income tax provision (benefit)                                                  (32,221)                -
     (Increase) decrease in interest receivable                                               (80,506)          (35,044)
     (Increase) decrease on other assets                                                      (33,430)         (439,495)
     Increase (decrease) in interest payable                                                   98,836            58,150
     Increase (decrease) in other liabilities                                                  40,509            21,544
                                                                                          -----------        ----------
   Net cash provided (used) by operating activities                                           238,616          (448,176)
                                                                                          -----------        ----------

 Cash flows from investing activities:
   Purchases of securities available-for-sale                                              (6,173,197)      (13,891,328)
   Maturities of securities available-for-sale                                              2,546,889        20,010,000
   Net increase in loans to customers                                                     (13,786,846)       (9,660,217)
   Purchases of time deposits with other banks                                               (500,000)                -
   Purchases of premises and equipment                                                       (458,287)       (1,519,194)
                                                                                          -----------        ----------
     Net cash used by investing activities                                                (18,371,441)       (5,060,739)
                                                                                          -----------        ----------

 Cash flows from financing activities:
   Net increase in demand deposits, interest-bearing transaction accounts                   7,206,154         3,546,016
     and savings accounts
   Net increase in certificates of deposit and other time deposits                          6,400,162         6,333,658
   Net increase in federal funds purchased                                                    117,000
   Stock issuance costs                                                                             -           (54,324)
                                                                                          -----------       -----------
    Net cash provided by financing activities                                              13,723,316         9,825,350
                                                                                          -----------       -----------

 Net increase (decrease) in cash and cash equivalents                                      (4,409,509)        4,316,435
 Cash and cash equivalents, beginning of period                                             5,126,807           989,172
                                                                                          -----------       -----------
 Cash and cash equivalents, end of period                                                 $   717,298       $ 5,305,607
                                                                                          ===========       ===========

  Cash paid during the period for:
   Income taxes                                                                           $         -       $         -
   Interest                                                                               $   832,747       $    33,845


           See notes to condensed consolidated financial statements.

                          COASTAL BANKING COMPANY, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2001 and for the interim periods ended September 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Coastal Banking Company, Inc.'s 2000 Form 10-KSB.

The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely affect our banking business. Economic slowdowns or recessions in our primary market area may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent or duration of these events or their effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as we deem necessary.

Note 2 - Comprehensive Income

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine month periods ended September 30, 2001 and 2000:

                                                                                     (Expense)         Net-of-tax
                                                               Pre-tax Amount         Benefit           Amount
                                                             -------------------  ---------------- ------------------


For the nine months ended September 30, 2001:
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) on securities
  available-for-sale                                        $     98,190            $  (33,384)        $ 64,806

Plus: reclassification adjustment for gains (losses)
   realized in net income                                              -                     -                -
                                                             -----------            ----------         --------
Net unrealized gains (losses) on securities
                                                                  98,190               (33,384)          64,806
                                                             -----------            ----------         --------

Other comprehensive income
                                                             $    98,190            $  (33,384)        $ 64,806
                                                             ===========            ==========         ========

                                                                                    (Expense)         Net-of-tax
                                                              Pre-tax Amount         Benefit            Amount
                                                           ------------------ -----------------     ------------------
For the nine months ended September 30, 2000:
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) on securities
   available-for-sale                                       $     40,485            $  (13,765)       $   26,720

Plus: reclassification adjustment for gains (losses)
   realized in net income                                              -                     -                 -
                                                            ------------            ----------        ----------

Net unrealized gains (losses) on securities                       40,485               (13,765)           26,720
                                                            ------------            ----------        ----------

Other comprehensive income                                  $     40,485            $  (13,765)       $   26,720
                                                            ============            ===========       ==========

                         COASTAL BANKING COMPANY, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Comprehensive Income (continued)
-----------------------------

                                                                                     (Expense)         Net-of-tax
                                                               Pre-tax Amount         Benefit            Amount
                                                             ------------------- ------------------ -----------------

For the three months ended September 30, 2001:
Unrealized gains (losses) on
available-for-sale securities:
Net unrealized holding gains (losses) on securities
   available-for-sale                                        $       59,362      $     (20,183)     $         39,179
Plus: reclassification adjustment for gains (losses)
   realized in net income                                                 -                  -                     -
                                                             --------------      -------------      ----------------
Net unrealized gains (losses) on securities                  $       59,362      $     (20,183)     $         39,179
                                                             --------------      -------------      ----------------

Other comprehensive income                                   $       59,362      $     (20,183)     $         39,179
                                                             ==============      =============      ================


                                                                                     (Expense)         Net-of-tax
                                                               Pre-tax Amount        Benefit            Amount
                                                             ------------------- ----------------- ------------------
For the three months ended September 30, 2000:
Unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) on securities
   available-for-sale                                        $      (1,503)      $        511       $          (992)
Plus: reclassification adjustment for gains (losses)
   realized in net income                                                -                  -                     -
                                                             -------------       ------------       ---------------
Net unrealized gains (losses) on securities                         (1,503)               511                  (992)
                                                             -------------       ------------       ---------------

Other comprehensive income                                   $      (1,503)      $        511       $          (992)
                                                             =============       ============       ===============


Accumulated other comprehensive income consists solely of the unrealized gain
(loss) on securities available-for-sale, net of the deferred tax effects.

                          COASTAL BANKING COMPANY, INC.


               Review by Independent Certified Public Accountants




Tourville, Simpson and Caskey, L.L.P., the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2001, and for the three and nine month periods ended September 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                          COASTAL BANKING COMPANY, INC.

          Report on Review by Independent Certified Public Accountants




The Board of Directors
Coastal Banking Company, Inc.
Beaufort, South Carolina

We have reviewed the accompanying condensed consolidated balance sheet of Coastal Banking Company, Inc. and subsidiary (the Company) as of September 30, 2001, the related condensed consolidated statements of income for the three and nine month periods ended September 30, 2001, the related condensed consolidated statement of changes in shareholders' equity and comprehensive income for the nine month period ended September 30, 2001, and the related condensed consolidated statements of cash flows for the nine month period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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



TOURVILLE, SIMPSON AND CASKEY, L.L.P.
Columbia, South Carolina
November 2, 2001

                          COASTAL BANKING COMPANY, INC.


Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of September 30, 2001 compared to December 31, 2000, and the results of operations for the three and nine months ended September 30, 2000 and 2001. It should be understood that this discussion is based on the Bank's opening for business on May 10, 2000. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely affect our banking business. Economic slowdowns or recessions in our primary market area may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent or duration of these events or their effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as we deem necessary.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2001, net interest income totaled $926,149 as compared to $455,409 for the same period in 2000. As mentioned previously, while the Company was operating the entire year in 2000, the Bank opened for business on May 10, 2000. Interest income from loans, including fees increased $1,275,661 or 494.89% to $1,533,430 for the nine months ended September 30, 2001. This income was partially offset by interest expense which totaled $931,583 for the nine months ended September 30, 2001. The net interest margin realized on earning assets and the interest rate spread were 4.21% and 2.88%, respectively, for the nine months ended September 30, 2001.

For the quarter ended September 30, 2001, net interest income was $335,953 as compared to $195,380 for the same period in 2000. The quarter ended September 30, 2000 was the Bank's first full quarter of operations. Interest income from loans, including fees was $587,640 for the quarter ended September 30, 2001 as compared to $191,963 for the same period in 2000. This increase was partially offset by interest expense which totaled $349,899 for the quarter ended September 30, 2001 as compared to $78,476 for the quarter ended September 30, 2000. The net interest margin realized on earning assets was 3.89% for the quarter ended September 30, 2001 and the interest rate spread was 2.82% for the quarter ended September 30, 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $200,800 as compared to $106,700 for the nine months ended September 30, 2000. The increase in the provision has been a result of management's efforts to increase the allowance to match the growth in the loan portfolio. For the quarter ended September 30, 2001, the provision charged to expense was $42,400 as compared to $68,000 for the same quarter a year ago. The allowance for loan losses was 1.32% of total loans at September 30, 2001. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

-----------------------------------------------------------------

Noninterest Income

Noninterest income for the nine months ended September 30, 2001 totaled $215,463 as compared to $32,862 for the nine months ended September 30, 2000. Mortgage origination fees totaled $143,807 for the nine months ended September 30, 2001 as compared to $22,768 for the same period in 2000. Service charges on deposit accounts were $58,065 for the nine months ended September 30, 2001 as compared to $8,050 for the same period in 2000.

For the quarter ended September 30, 2001, noninterest income was $89,166 as compared to $31,272 for the same quarter a year ago. The largest component of noninterest income was mortgage origination fees. These fees totaled $64,967 for the quarter ended September 30, 2001 as compared to $22,768 for the same quarter in 2000.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2001 was $989,533 as compared to $622,487 for the same period in 2000. Salaries and benefits, the largest component of noninterest expense, totaled $505,236 for the nine months ended September 30, 2001, compared to $350,120 for the same period a year ago. Other operating expenses were $340,527 for the nine months ended September 30, 2001 as compared to $216,780 for the nine months ended September 30, 2000.

For the quarter ended September 30, 2001, noninterest expense was $355,359 or 28.0% higher than in the same period in 2000. Salaries and benefits were the largest component of noninterest expense and totaled $177,878 and $147,455 for the quarter ended September 30, 2001 and 2000, respectively. Other operating expenses totaled $108,836 for the quarter ended September 30, 2001 as compared to $97,372 for the same period in 2000.

Income Taxes

The income tax benefit for the nine months ended September 30, 2001 was $16,962 and was a result of our net operating loss. The benefit was based on an effective tax rate of 34% for the nine months ended September 30, 2001. The net loss before taxes was $48,721 for the period. An income tax benefit of $163,827 was recorded during the nine months ended September 30, 2000. The benefit was based on the net loss before taxes for the period September 29, 1998 (inception) to September 30, 2000 which totaled $474,376. This represents an effective tax rate of 34%. The income tax benefit was not recorded on the operating loss during the organizational period until the quarter in which the Bank opened for business.

The income tax expense for the quarter ended September 30, 2001 was $8,901, or an effective tax rate of 34%. This was based on net income before taxes for the quarter of $27,360. The income tax benefit recorded during the quarter ended September 30, 2000 was $40,453 and was based on a net loss before taxes of $118,979. This represents an effective tax rate of 34%.

Net Income (Loss)

The combination of the above factors resulted in a net loss for the nine months ended September 30, 2001 of $31,759. The net loss was after recording the income tax benefit of $16,962 during the period. The net loss for the nine months ended September 30, 2000 was $77,269. This loss was after recording an income tax benefit of $163,827. As discussed above, this benefit reflected income taxes from inception to September 30, 2000.

Net income for the quarter ended September 30, 2001 was $18,459 and reflected the Company's first quarterly profit. Net income was after recording income tax expense of $8,901. The net loss for the quarter ended September 30, 2000 was $78,526. This was after recording the income tax benefit of $40,453 for the quarter.

                          COASTAL BANKING COMPANY, INC.

-----------------------------------------------------------------

Assets and Liabilities

During the first nine months of 2001, total assets increased $13,895,708, or 55.67%, when compared to December 31, 2000. The primary source of growth in assets was loans, which increased $13,786,846, or 98.65%, during the first nine months of 2001. Investment securities increased $3,736,350 from December 31, 2000 to $6,988,561 at September 30, 2001. Total deposits also increased $13,606,316, or 82.65%, from the December 31, 2000 amount of $16,461,767. Within the deposit area, savings deposits increased $6,019,116, or 137.24% during the first nine months of 2001 and other time deposits increased $5,975,287 or 126.71%.

Investment Securities

Investment securities increased $3,736,350 from $3,252,211 at December 31, 2000 to $6,988,561 at September 30, 2001. Securities available-for-sale comprised the largest amount of this increase and was the result of excess deposits being invested in securities. All of the Bank's marketable investment securities were designated as available-for-sale at September 30, 2001.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $2,807,508 at September 30, 2001. The increase of $368,885 from the December 31, 2000 amount of $2,438,623 primarily relates to the purchase of land for future expansion of the Bank.

Loans

Gross loans totaled $27,763,009 at September 30, 2001, an increase of $13,786,846 or 98.65% since December 31, 2000. The largest increase in loans was in commercial and industrial loans which increased $6,354,616 or 99.83% to $12,720,067 at September 30, 2001. Balances within the major loans receivable categories as of September 30, 2001 and December 31, 2000 are as follows:

                                    September 30, 2001    December 31, 2000
                                    --------------------  ----------------------

 Real estate - construction         $      4,784,436          $      441,396
 Real estate - mortgage                    8,842,231               6,237,547
 Commercial and industrial                12,720,067               6,365,451
 Mortgage loans held for sale                432,739                 401,691
 Consumer and other                          983,536                 530,078
                                    ----------------          --------------
                                             983,536                 530,078
                                    ----------------          --------------

                                    $     27,763,009          $   13,976,163
                                    ================          ==============

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                             September 30, 2001     December 31, 2000
                                                           ---------------------- ---------------------
 Loans:   Nonaccrual loans                                 $                -       $                 -

 Accruing loans more than 90 days past due                 $                -       $                 -

 Loans identified by the internal review mechanism:

    Criticized                                             $                -       $           172,000

    Classified                                             $                -       $                 -


-----------------------------------------------------------------

Activity in the Allowance for Loan Losses is as follows:

                                                                    September 30,
                                                     ---------------------------------------------
                                                              2001                   2000
                                                     ----------------------  ---------------------

 Balance, January 1,                                 $        165,700               $           -
 Provision for loan losses for the period                     200,800                      38,700
 Net loans (charged off) recovered for the period                   -                           -
                                                     ----------------               -------------

 Balance, end of period                              $        366,500               $      38,700
                                                     ================               =============

 Gross loans outstanding, end of period              $     27,763,009               $   4,008,096

 Allowance for loan losses to loans outstanding                  1.32%                       0.97%

Deposits

At September 30, 2001 total deposits increased by $13,606,316, or 82.65% from December 31, 2000. The largest increase was in savings deposits, which increased $6,019,116, or 137.24%, from December 31, 2000 to September 30, 2001. Expressed in percentages, noninterest bearing deposits increased 52.0% and interest bearing deposits increased 85.0%.

Balances within the major deposit categories as of September 30, 2001 and December 31, 2000 as follows:

                                           September 30, 2001  December 31, 2000
                                          -------------------  -----------------

Noninterest-bearing demand deposits         $  1,748,303     $     1,150,525
Interest-bearing demand deposits               1,842,207           1,252,947
Savings deposits                              10,404,953           4,385,837
Certificates of deposit $100,000 and over      5,381,563           4,956,688
Other time deposits                           10,691,057           4,715,770
                                            ------------     ---------------

                                            $ 30,068,083    $     16,461,767
                                            ============    ================

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 92.0% at September 30, 2001 and 84.9% at December 31, 2000.

We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At September 30, 2001, unused lines of credit totaled $7,050,000.

Capital Resources

Total shareholders' equity increased from $8,250,618 at December 31, 2000 to $8,283,665 at September 30, 2001. This increase was primarily attributable to a positive change of $64,806 in the fair value of securities available-for-sale. However, the increase was partially offset by the net loss for the period of $31,759.

-----------------------------------------------------------------

Capital Resources -- continued

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Company's risk-based capital at September 30, 2001:

Shareholders' equity                                          $  8,219,627
Less: intangibles                                                        -
                                                              ------------
Tier 1 capital                                                   8,219,627

Plus: allowance for loan losses (1)                                366,500
                                                              ------------
Total capital                                                 $  8,586,127
                                                              ============

Risk-weighted assets                                          $ 30,424,149
                                                              ============
Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets)                          27.02%
   Total capital (to risk-weighted assets)                           28.22%
   Tier 1 capital (to total average assets)                          21.75%

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2001.

Items 1, 2, 3, 4 and 5 are not applicable.

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



                                       By:  /s/ RANDOLPH C. KOHN
                                            -----------------------------------
                                            Randolph C. Kohn
                                            President & Chief Executive Officer



Date: November 5, 2001                 By:  /s/ CHARLIE T. LOVERING, JR.
                                            -----------------------------------
                                            Charlie T. Lovering, Jr.
                                            Chief Financial Officer