Form 10KSB
period 2001-12-31
COASTAL BANKING CO INC
filed 2002-04-01
CIK 1093897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act Of 1934
         For The Fiscal Year December 31, 2001
                                       Or
[ ] Transition Report Pursuant To Section 13 Or 15 (D) of The Securities Exchange Act Of 1934
         For the Transition Period from ___________ to ________________

                        Commission file number 333-86371


                          Coastal Banking Company, Inc.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


           South Carolina                              58-2455444
----------------------------------------    ------------------------------------
       (State of Incorporation)             (I.R.S. Employer Identification No.)


 36 Sea Island Parkway, Beaufort, S.C.                   29901
----------------------------------------    ------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (843) 522-1228
                         ------------------------------
                               (Telephone Number)

                                 Not Applicable
                         ------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenue for its most recent fiscal year was $2,951,054. As of March 15, 2002, 948,281 shares of Common Stock were issued and outstanding.

         The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 15, 2002 is $5,330,826. This calculation is based upon an estimate of the fair market value of the Common Stock of $7.67 per share, which was the price of the last trade of which management is aware prior to this date.

         Transitional Small Business Disclosure Format. (Check one):
Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's 2001 Annual Report                           Part III
Portions of the company's Proxy Statement for the
  2002 Annual Meeting of Shareholders                                  Part II


--------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

- significant increases in competitive pressure in the banking and financial services industries;

- changes in the interest rate environment which could reduce anticipated or actual margins;

- changes in political conditions or the legislative or regulatory environment;

- general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

-        changes occurring in business conditions and inflation;

-        changes in technology;

-        changes in monetary and tax policies;

-        changes in the securities markets; and

- other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

MARKETING FOCUS

         The bank focuses on the local community, emphasizing personal service to individuals and businesses in Beaufort County. Our primary service area includes a large portion of Beaufort County, excluding Hilton Head. Our target market primarily consists of individuals and small- to medium-sized businesses who desire a consistent and professional relationship with a local banker. We encourage relationships with individuals and companies in his area to more effectively market the service of the bank. We offer a personal banking relationship to our customers that is not available through larger banks.

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

         Loan Approval and Review. The bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the directors' loan committee. Loans in excess of the directors' loan committee's limits must be approved by the full board of directors. The bank will not make any loans to any director, officer, or employee of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank. The bank currently intends to adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The bank currently intends to sell its mortgage loans on the secondary market, but may choose to hold them in the portfolio in the future.

         Lending Limits. The bank 's lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. These limits will increase or decrease as the bank's capital increases or decreases. Based upon the bank's current capitalization of $6,905,105, the bank has a self-imposed loan limit of $828,613, which represents 80% of our anticipated legal lending limit of $1,035,766. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

         Real Estate and Mortgage Loans. Loans secured by first or second mortgages on real estate make up approximately 77% of the bank's loan portfolio. These loans generally fall into one of three categories: commercial real estate loans, construction and development loans, or residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity loans are not included because they are classified as consumer loans, which are discussed below. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank generally charges an origination fee for each loan.

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

         - Commercial Real Estate Loans. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We generally require that debtor cash flow exceed 115% of monthly debt service obligations. We typically review all of the personal financial statements of the principal owners and require their personal guarantees. These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

         - Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to eighteen months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

                           -        cost overruns;
                           -        mismanaged construction;
                           -        inferior or improper construction
                                    techniques;
                           -        economic changes or downturns during
                                    construction;
                           -        a downturn in the real estate market;
                           - rising interest rates which may prevent sale of the property; and
                           - failure to sell completed projects in a timely manner.

         We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We also may reduce risk by selling participations in larger loans to other institutions when possible.

         - Residential Real Estate Loans. Residential real estate loans generally have longer terms up to 30 years. We offer fixed and adjustable rate mortgages. We have limited credit risk on these loans as most are sold to third parties soon after closing.

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

DEPOSIT SERVICES

         We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our primary market area at rates competitive to those offered in the Beaufort County area. In addition, we offer certain retirement account services, such as IRAs. We solicit these accounts from individuals, businesses, associations, organizations, and governmental authorities.

OTHER BANKING SERVICES

         The bank offers other bank services including drive up ATMs, safe deposit boxes, traveler's checks, direct deposit, U.S. Savings Bonds, banking by mail, and internet banking. The bank is associated with the Plus and Cirrus ATM networks, which may be used by its customers throughout Beaufort County and other regions. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and attract customers who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success. We do not expect the bank to exercise trust powers during its first few years of operation.

MARKET SHARE

         As of June 30, 2001, total deposits in the bank's primary service area were approximately $751 million, which represented a 21% deposit growth rate from 2000. Our plan over the next five years is to grow our deposit base to $150 million. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish this objective.

EMPLOYEES

         As of March 15, 2002, our bank has 15 employees, and our company has 0 employees.

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

         The Bank Holding Company Act. Under the Bank Holding Company Act, the company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

         -        banking and managing or controlling banks;
         - furnishing services to or performing services for its subsidiaries; and
         - engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         -        acquiring substantially all the assets of any bank;

         - acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
         -        merging or consolidating with another bank holding company.

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

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

         -        making or servicing loans and certain types of leases;
         - engaging in certain insurance and discount brokerage activities;
         -        performing certain data processing services;
         - acting in certain circumstances as a fiduciary or investment or financial adviser;
         -        owning savings associations; and
         - making investments in certain corporations or projects designed primarily to promote community welfare.

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

         The Office of the Comptroller of the Currency and the FDIC regulates or monitors virtually all areas of the bank 's operations, including:

         -        security devices and procedures;
         -        adequacy of capitalization and loss reserves;
         -        loans;
         -        investments;
         -        borrowings;
         -        deposits;
         -        mergers;
         -        issuances of securities;
         -        payment of dividends;
         -        interest rates payable on deposits;
         -        interest rates or fees chargeable on loans;
         -        establishment of branches;
         -        corporate reorganizations;
         -        maintenance of books and records; and
         - adequacy of staff training to carry on safe lending and deposit gathering practices.

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

         Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

         -        internal controls;
         -        information systems and audit systems;
         -        loan documentation;
         -        credit underwriting;
         -        interest rate risk exposure; and
         -        asset quality.

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

         Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

                  - the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
                  - the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
                  - the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
                  - the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
                  - the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
                  - the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Lowcountry National Bank also are subject to:

                  - the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
                  - the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

         Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

         -        submit a capital restoration plan;
         -        raise additional capital;
         - restrict their growth, deposit interest rates, and other activities;
         -        improve their management;
         -        eliminate management fees; or
         -        divest themselves of all or a part of their operations.

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

ITEM 2. DESCRIPTION OF PROPERTY

         The bank is located at 36 Sea Island Parkway in Beaufort, South Carolina. We own our 5,800 square foot main office building , which is located on 2.33 acres of land, and which we renovated prior to occupancy in 2000.

         On April 27, 2001, we purchased 1.52 acres property for $400,000 which is located at Hwy 170, Bluffton, SC in the Okatie Office Center, on which we plan to construct a future branch location. At this time, we have not decided when we will commence construction of this proposed branch office.

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         In response to this Item, the information contained on page 47 of the company's annual report to shareholders for the year end December 31, 2001 is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In response to this Item, the information contained on pages 7 through 21 of the company's annual report to shareholders for the year end December 31, 2001 is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

         In response to this Item, the information contained on pages 22 through 43 of the company's annual report to shareholders for the year end December 31, 2001 is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company and the accounting firm of Tourville, Simpson & Caskey, L.L.P. had a contract under which Tourville, Simpson & Caskey audited the Company's financial statements through the fiscal year ended December 31, 2001. On March 20, 2002, the Company elected not to renew its contract with Tourville, Simpson & Caskey, L.L.P., it dismissed the firm, and the Company retained the firm of Elliot Davis, LLP as its auditors effective as of that date. The decision to change accountants was approved by the audit committee and the board of directors of the Company.

         The reports of Tourville, Simpson & Caskey on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audits of the Company's financial statements for the fiscal year ended December 31, 2001 and in the subsequent interim period, there were no disagreements with Tourville, Simpson & Caskey on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Tourville, Simpson & Caskey, would have caused Tourville, Simpson & Caskey to make reference to the matter in their report. During the fiscal year ended December 31, 2001 and in the subsequent interim period through March 20, 2002, there were no "reportable events" to describe as specified in Item 304(a)(1)(iv)(B) of Regulation S-B.

         A copy of the letter from Tourville, Simpson & Caskey stating whether it agrees with the above statements dated March 29, 2002, is filed as Exhibit
16.1 to this Current Report on Form 8-K/A.

         On March 20, 2002, the Company engaged Elliott Davis, LLP as its independent auditors for the fiscal year ending December 31, 2002, to audit the Company's financial statements. During the Company's most recent fiscal year and the subsequent interim period preceding the engagement of Elliott Davis, LLP, the Company did not consult Elliott Davis, LLP on any matter requiring disclosure under Item 304(a)(2) of Regulation S-B.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         In response to this Item, the information contained on pages 4 through 6 and page 11 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2002 is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         In response to this Item, the information contained on pages 7 through 8 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2002 is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item, the information contained on page 9 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2002 is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information contained on page 11 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2002 is incorporated herein by reference.

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

10.5     Form of Stock Warrant Agreement (incorporated by reference to Exhibit
         10.8 of the Registration Statement on Form SB-2, File No. 333-86371).

13.1     Company's 2001 Annual Report

16.1 Letter of Tourville, Simpson & Caskey, L.L.P. dated March 29, 2002, to the Securities and Exchange Commission.

21       Subsidiaries of the Company

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       COASTAL BANKING COMPANY, INC.



Date: March  22, 2002             By:  /s/ Randolph C. Kohn
                                       ----------------------------------------
                                       President and Chief Executive Officer

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

Signature                               Title                              Date
---------                               -----                              ----



/s/ Marjorie Trask Gray
------------------------------------
Marjorie Trask Gray, DMD                Director                           March 22, 2002



/s/ Dennis O. Green
------------------------------------
Dennis O. Green, CPA                    Director, Vice-                    March 22, 2002
                                        Chairman of the Board



/s/ Mark B. Heles
------------------------------------
Mark B. Heles                           Director                           March 22, 2002



/s/ J. Phillip Hodges
------------------------------------
J. Phillip Hodges, Jr.                  Director                           March 22, 2002



/s/ James W. Holden
------------------------------------
James W. Holden, Jr., DVM               Director                            March 22, 2002



/s/ Ladson F. Howell
------------------------------------
Ladson F. Howell                        Director                            March 22, 2002
                                        Chairman of the Board



/s/ James C. Key
------------------------------------
James C. Key                            Director                           March 22, 2002




/s/ Randolph C. Kohn
------------------------------------
Randolph C. Kohn                        Director, President and             March 22, 2002
                                        Chief Executive Officer



/s/ Ron Lewis
------------------------------------
Ron Lewis                               Director                           March 22, 2002



/s/ Charlie T. Lovering
------------------------------------
Charlie T. Lovering                     Senior Vice President              March 22, 2002
                                        and Chief Financial
                                        Officer



/s/ Lila N. Meeks
------------------------------------
Lila N. Meeks                           Director                           March 22, 2002



/s/ Robert B. Pinkerton
------------------------------------
Robert B. Pinkerton                     Director                           March 22, 2002



/s/ John M. Trask, III
------------------------------------
John M. Trask, III                      Director                           March 22, 2002



/s/ Matt A. Trumps
------------------------------------
Matt A. Trumps                          Director                           March 22, 2002

                                  EXHIBIT INDEX

Exhibit
Number                              Description
-------                             -----------
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

10.5        Form of Stock Warrant Agreement (incorporated by reference to
            Exhibit 10.8 of the Registration Statement on Form SB-2, File No.
            333-86371).

16.1 Letter of Tourville, Simpson & Caskey, L.L.P. dated March 29, 2002, to the Securities and Exchange Commission.

13          Company's 2001 Annual Report

21          Subsidiaries of the Company