Form 10QSB
period 2002-03-31
COASTAL BANKING CO INC
filed 2002-05-14
CIK 1093897

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                            FORM 10-QSB

   X                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-------                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period ended March 31, 2002

                                         OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-------         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


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

948,281 shares of common stock, $.01 par value, were issued and outstanding on May 9, 2002

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                          COASTAL BANKING COMPANY, INC.


                                      Index


PART I. FINANCIAL INFORMATION                                                                    Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

      Consolidated Balance Sheets -- March 31, 2002 and December 31, 2001......................................3

      Consolidated Statements of Operations -- Three months ended March 31, 2002 and 2001......................4

      Consolidated Statements of Comprehensive Income -- Three months ended March 31, 2002 and 2001............5

      Consolidated Statement of Cash Flows -- Three months ended March 31, 2002 and 2001.......................6

      Notes to Consolidated Financial Statements...............................................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...............8-13

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................................................14

      (a) Exhibits............................................................................................14

      (b) Reports on Form 8-K.................................................................................14


                          COASTAL BANKING COMPANY, INC.

                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001



                                     Assets
                                                                                               2002           2001
                                                                                               ----           ----

Cash and due from banks                                                               $      1,355,017        621,929
Federal funds sold                                                                           2,643,000              -
                                                                                           -----------    -----------
         Cash and cash equivalents                                                           3,998,017        621,929

Interest-bearing deposits in banks                                                             200,000        500,000
Investment securities available-for-sale                                                    13,978,792      8,290,532
Other investments                                                                              517,750        444,350
Loans held for sale                                                                            538,241      3,059,936
Loans, net                                                                                  33,252,376     32,566,026
Premises and equipment, net                                                                  2,765,843      2,781,728
Accrued interest receivable and other assets                                                   433,362        428,196
                                                                                           -----------    -----------
                                                                                      $     55,684,381     48,692,697
                                                                                           ===========    ===========

                      Liabilities and Shareholders' Equity

Liabilities:
      Deposits:
         Noninterest-bearing                                                          $      2,426,828      2,076,488
         Interest-bearing                                                                   44,609,857     37,401,526
                                                                                           -----------    -----------

            Total deposits                                                                  47,036,685     39,478,014

        Federal funds purchased                                                                      -        618,000
        Accrued interest payable and other liabilities                                         325,085        282,331
                                                                                           -----------    -----------

             Total liabilities                                                              47,361,770     40,378,345
                                                                                           -----------    -----------

Shareholders' equity:
        Preferred stock, $.01 par value; 10,000,000 shares authorized;
           no shares issued and outstanding                                                          -              -
        Common stock, $.01 par value; 10,000,000 shares authorized;
           948,281 shares issued and outstanding                                                 9,483          9,483
        Additional paid-in capital                                                           8,724,366      8,724,366
        Accumulated deficit                                                                   (356,606)      (444,360)
        Accumulated other comprehensive income (loss)                                          (54,632)        24,863
                                                                                           -----------    -----------

             Total shareholders' equity                                                      8,322,611      8,314,352
                                                                                           -----------    -----------

                                                                                       $    55,684,381     48,692,697
                                                                                           ===========    ===========







          See accompanying notes to consolidated financial statements.

                          COASTAL BANKING COMPANY, INC.

                      Consolidated Statements of Operations

               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                          2002              2001
                                                                                          ----              ----

Interest income:
      Interest and fees on loans                                                   $      670,983           410,504
      Interest on investment securities                                                   144,840            70,859
      Interest on federal funds sold                                                       10,807            43,774
      Interest on interest-bearing deposits                                                 4,125             3,739
                                                                                        ---------         ---------

      Total interest income                                                               830,755           528,876
                                                                                        ---------         ---------

Interest expense:
         Interest expense on deposits                                                     338,846           267,377
         Interest expense on federal funds purchased                                          311                 -
                                                                                        ---------         ---------
      Total interest expense                                                              339,157           267,377
                                                                                        ---------         ---------

      Net interest income                                                                 491,598           261,499

Provision for loan losses                                                                  40,000            85,200
                                                                                        ---------         ---------

      Net interest income after provision for loan losses                                 451,598           176,299
                                                                                        ---------         ---------

Other income:
      Service charges on deposit accounts                                                  26,558            14,558
      Residential mortgage orignation fees                                                 62,948            37,229
      Other operating income                                                                   33            10,010
                                                                                        ---------         ---------

             Total other income                                                            89,539            61,797
                                                                                        ---------         ---------

Other expense:
      Salaries and other personnel expense                                                226,809           160,696
      Net occupancy and equipment expense                                                  46,652            36,314
      Other operating expense                                                             132,283            91,738
                                                                                        ---------         ---------

             Total other expense                                                          405,744           288,748
                                                                                        ---------         ---------

             Earnings (loss) before income taxes                                          135,393           (50,652)

Income tax expense (benefit)                                                               47,639           (17,217)
                                                                                        ---------         ---------

             Net earnings (loss)                                                   $       87,754           (33,435)
                                                                                        =========         =========

             Basic earnings (loss) per share                                       $          .09              (.04)
                                                                                        =========         =========

             Diluted earnings (loss) per share                                     $          .09              (.04)
                                                                                        =========         =========


          See accompanying notes to consolidated financial statements.

                          COASTAL BANKING COMPANY, INC.

                 Consolidated Statements of Comprehensive Income

               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                                         2002              2001
                                                                                         ----              ----
Net earnings (loss)                                                                $    87,754            (33,435)
                                                                                      --------          ---------
Other comprehensive income, net of tax:
  Unrealized gains (losses) on investment securities available-for-sale:
      Unrealized gains (losses) arising during the period                             (120,446)            48,506
      Income tax benefit (expense) related to
       investment securities available-for-sale                                         40,951            (16,492)
                                                                                      --------          ---------

Other comprehensive income (loss)                                                      (79,495)            32,014
                                                                                      --------          ---------

Comprehensive income (loss)                                                        $     8,259             (1,421)
                                                                                      ========          =========




          See accompanying notes to consolidated financial statements.

                          COASTAL BANKING COMPANY, INC.

                      Consolidated Statements of Cash Flows

               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
                                                                                            2002                  2001
                                                                                            ----                  ----

Cash flows from operating activities:
      Net earnings                                                                  $        87,754             (33,435)
         Adjustments to reconcile net earnings to
            net cash provided by operating activities:
               Provision for loan losses                                                     40,000              85,200
               Depreciation, amortization and accretion                                      41,417              27,144
               Change in loans held for sale                                              2,521,695              70,472
               Change in other                                                               78,539              75,575
                                                                                        -----------           ---------

                      Net cash provided by operating activities                           2,769,405             224,956
                                                                                        -----------           ---------

Cash flows from investing activities:
      Net change in interest-bearing deposits                                               300,000            (400,000)
      Proceeds from maturities and paydowns
         of investment securities available-for-sale                                      1,445,310                   -
      Purchases of investment securities available-for-sale                              (7,265,649)         (1,969,485)
      Purchases of other investments                                                        (73,400)           (125,802)
      Net change in loans                                                                  (726,350)         (5,754,441)
      Purchases of premises and equipment                                                   (13,899)            (17,870)
                                                                                        -----------         -----------

                      Net cash used by investing activities                              (6,333,988)         (8,267,598)
                                                                                        -----------         -----------

Cash flows from financing activities:
      Net change in deposits                                                              7,558,671           4,678,168
      Net change in federal funds purchased                                               (618,000)                   -
                      Net cash provided by financing activities                           6,940,671           4,678,168
                                                                                          ---------           ---------

Net change in cash and cash equivalents                                                   3,376,088          (3,364,474)

Cash and cash equivalents at beginning of the period                                        621,929           5,126,807
                                                                                         ----------          ----------

Cash and cash equivalents at end of the period                                      $     3,998,017           1,762,333
                                                                                         ==========          ==========

Noncash investing activities:
      Change in unrealized gain/loss on securities
         available-for-sale, net of tax                                             $       (79,495)             32,014
                                                                                         ==========          ==========

Supplemental Information:
      Interest paid                                                                 $       283,127             108,309
                                                                                         ==========          ==========
      Taxes paid                                                                    $        16,524                   -
                                                                                         ==========          ==========



          See accompanying notes to consolidated financial statements.

                         COASTAL BANKING COMPANY, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

Coastal Banking Company, Inc. (the Company), a bank holding company, owns 100% of the outstanding common stock of Lowcountry National Bank (the Bank), which operates in the Beaufort, South Carolina area. The Bank opened for business on May 10, 2000.

The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2002 and for the interim periods ended March 31, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2001 Form 10-KSB.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein. Actual results could differ from those estimates.

Note 2 - Earnings Per Share

Basis earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Stock options and warrants outstanding were not dilutive at March 31 2002 or 2001; therefore only basic net income (loss) per share is presented. For the quarters ended March 31, 2002 and 2001, weighted average shares outstanding were 948,281.

                          COASTAL BANKING COMPANY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2002 compared to December 31, 2001, and the results of operations for the three months ended March 31, 2002 and 2001. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the three months ended March 31, 2002, net interest income totaled $492,000 as compared to $261,000 for the same period in 2001. Interest income from loans, including fees increased $260,000 or 63% to $671,000 for the three months ended March 31, 2002. This increase in income was partially offset by increased interest expense, which totaled $339,000 for the three months ended March 31, 2002 compared to $267,000 in 2001. The increase in net interest income is due to the overall growth in the volume of interest earning assets, partially offset by decreases in overall weighted average interest rates. The net interest margin realized on earning assets and the interest rate spread were 3.87% and 3.41%, respectively, for the three months ended March 31, 2002. For the quarter ended March 31, 2001, the net interest margin was 4.24% and the interest rate spread was 2.58%.

Interest Rate Sensitivity and Asset Liability Management

Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made. Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2002, the Bank, as measured by Gap, is in a liability sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

                          COASTAL BANKING COMPANY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $40,000 for the three months ended March 31, 2002 as compared to $85,200 for the three months ended March 31, 2001. The decrease in the provision has been a result of management's efforts to increase the allowance to match the growth in the loan portfolio. The loan portfolio increased by approximately $5,684,000 during the three months ended March 31, 2001 as compared to $686,000 during the three months ended March 31, 2002. The allowance for loan losses was 1.39% of gross loans at March 31, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income for the three months ended March 31, 2002 totaled $90,000 as compared to $62,000 for the three months ended March 31, 2001. The increase in noninterest income was due to a increase in residential mortgage origination fees during the three months ended March 31, 2002 as compared to the same period in 2001. Lower market interest rates created a refinancing boom in the residential mortgage market and the Company was able to grow its business in this area with additional personnel added for the 2002 quarter. Service charges on deposit accounts grew as the number of accounts grew in 2002 as compared to 2001.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2002 was $406,000 as compared to $289,000 for the same period in 2001. Salaries and benefits, the largest component of noninterest expense, totaled $227,000 for the three months ended March 31, 2002, compared to $161,000 for the same period a year ago. Salary and benefits expense increased due to the addition of three employees. In 2002, one of these employees was responsible for operation of the Bank's loan processing center located in Bluffton, South Carolina. Other operating expenses were $132,000 for the three months ended March 31, 2002 as compared to $92,000 for the three months ended March 31, 2001. These increases in noninterest expenses are due to the continued growth of the Bank.

Income Taxes

The income tax expense for the three months ended March 31, 2002 was $48,000 compared to an income tax benefit of $17,000 for the same period in 2001. The effective tax rate was 35% for the three months ended March 31, 2002 and 34% for the three months ended March 31, 2001.

Net Earnings (Loss)

The combination of the above factors resulted in net earnings of $88,000 for the three months ended March 31, 2002 compared to a net loss for the three months ended March 31, 2001 of $33,000. Net earnings per share was $.09 for the three months ended March 31, 2002 compared to net loss per share of $.04 for the same period in 2001. Basic and diluted earnings per share are the same during both periods presented due to the fact that the effect of any potential common stock equivalents would be anti-dilutive.

                          COASTAL BANKING COMPANY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- continued


Assets and Liabilities

During the first three months of 2002, total assets increased $6,992,000, or 14%, when compared to December 31, 2001. The primary source of growth in assets was investment securities available-for-sale, which increased $5,688,000, or 69%, during the first three months of 2002. Loans, net increased $686,000 from December 31, 2001 to $33,252,000 at March 31, 2002. Total deposits increased $7,559,000, or 19%, from the December 31, 2001 amount of $39,478,000.
Investment Securities

Investment securities available-for-sale increased $5,688,000 from $8,291,000 at December 31, 2000 to $13,979,000 at March 31, 2002. This increase was the result of excess deposits being invested in securities. All of the Bank's marketable investment securities were designated as available-for-sale at March 31, 2002.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $2,766,000 at March 31, 2002. The decrease of $16,000 from the December 31, 2001 amount of $2,782,000 was due to current period depreciation expense partially offset by additions.

Loans

Gross loans totaled $33,720,000 at March 31, 2002, an increase of $726,000 or 2% since December 31, 2001. The largest increase in loans was in commercial and industrial loans, which increased $759,000 or 5% to $16,684,000 at March 31, 2002. Balances within the major loans receivable categories as of March 31, 2002 and December 31, 2001 are as follows:

                                                                           March 31, 2002       December 31, 2001
                                                                       ---------------------- ----------------------

 Real estate - construction                                           $    4,450,467                $     5,024,503
 Real estate - mortgage                                                   11,298,129                     10,753,575
 Commercial and industrial                                                16,684,023                     15,925,333
 Consumer and other                                                        1,287,222                      1,290,080
                                                                      --------------                ---------------

                                                                      $   33,719,841                $    32,993,491
                                                                      ==============                ===============


Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                           March 31, 2002       December 31, 2001
                                                                       ---------------------- ----------------------
 Loans:   Nonaccrual loans                                             $                 -        $              -

 Accruing loans more than 90 days past due                             $                 -        $              -

 Loans identified by the internal review mechanism:

    Criticized                                                         $           206,000        $         23,000

    Classified                                                         $            23,000        $              -

                          COASTAL BANKING COMPANY, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued


Risk Elements in the Loan Portfolio - continued

Activity in the Allowance for Loan Losses is as follows:

                                                                                        March 31,
                                                                       ---------------------------------------------
                                                                                2002                   2001
                                                                       ----------------------  ---------------------

 Balance, January 1,                                                   $         427,465              $      165,700
 Provision for loan losses for the period                                         40,000                      85,200
 Net loans (charged off) recovered for the period                                      -                           -
                                                                       -----------------              --------------

Balance, end of period                                                 $         467,465              $      250,900
                                                                       =================              ==============
Gross loans outstanding, end of period                                 $      33,719,841              $   19,660,132

Allowance for loan losses to gross loans outstanding                                1.39%                       1.28%

Deposits

At March 31, 2002 total deposits increased by $7,559,000, or 19% from December 31, 2001. Noninterest-bearing demand deposits increased $350,000 or 17% and interest-bearing deposits increased $7,208,000 or 19%.

Balances within the major deposit categories as of March 31, 2002 and December 31, 2001 as follows:

                                                                      March 31, 2002                December 31, 2001
                                                                     ---------------                -----------------
Noninterest-bearing demand deposits                                  $    2,426,828                  $    2,076,488
Interest-bearing demand deposits                                         17,036,193                      14,331,456
Savings deposits                                                            474,573                         381,954
Certificates of deposit $100,000 and over                                12,136,107                       9,307,252
Other time deposits                                                      14,962,984                      13,380,864
                                                                      -------------                  --------------

                                                                     $   47,036,685                  $   39,478,014
                                                                     ==============                  ==============

Liquidity

The Company's liquidity needs include the funding of loans, purchases of operating assets, etc. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 72% at March 31, 2002 and 90% at December 31, 2001.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and loans sold with limited recourse. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company's exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

                         COASTAL BANKING COMPANY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- continued


Liquidity - continued

Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.

Collateral held for commitments to extend credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

Loans sold with limited resource are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. These loans are sold with the agreement that a loan may be returned to the Company within 90 days of any one of the loan's first four payments being missed. The Company's exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans sold have ever been returned to the Company, the total loans sold with limited resource amount does not necessarily represent future cash requirements. The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments.

The following table summarizes the Company's off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2002:

         Commitments to extend credit                          $  5,471,000
         Loans sold with limited recourse                      $  9,501,000

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County and surrounding areas.

We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At March 31, 2002, unused lines of credit totaled $7,050,000.

Capital Resources

Total shareholders' equity increased from $8,314,000 at December 31, 2001 to $8,323,000 at March 31, 2002. This increase was primarily attributable to net earnings for the period, partially offset by a negative change of $79,000 in the fair value of securities available-for-sale.

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

                         COASTAL BANKING COMPANY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- continued

Capital Resources -- continued

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Bank's risk-based capital ratios at March 31, 2002:


   Tier 1 capital (to risk-weighted assets)                          16.78%
   Total capital (to risk-weighted assets)                           18.00%
   Tier 1 capital (to total average assets)                          12.19%


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

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                         COASTAL BANKING COMPANY, INC.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         (b) Reports on Form 8-K - On March 27, 2002, the Company filed a Form 8-K announcing the change in its independent accountants. This report was subsequently amended on March 29, 2002 and April 3, 2002.

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



                                         By: /s/ RANDOLPH C. KOHN
                                             -----------------------------------
                                             Randolph C. Kohn
                                             President & Chief Executive Officer



Date: May 14, 2002                        By: /s/ CHARLIE T. LOVERING, JR.
                                             -----------------------------------
                                             Charlie T. Lovering, Jr.
                                             Chief Financial Officer