Form 10QSB
period 2002-06-30
COASTAL BANKING CO INC
filed 2002-08-14
CIK 1093897

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                              FORM 10-QSB

      X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2002

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

948,281 shares of common stock, $.01 par value, were issued and outstanding on August 1, 2002

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                          COASTAL BANKING COMPANY, INC.

                                      Index


PART I. FINANCIAL INFORMATION                                                                             Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

      Consolidated Balance Sheets - June 30, 2002 and December 31, 2001........................................3

      Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2002 and 2001.........4

      Consolidated Statements of Comprehensive Income (Loss) -- Six Months Ended June 30, 2002 and 2001........5

      Consolidated Statement of Cash Flows -- Six Months Ended June 30, 2002 and 2001..........................6

      Notes to Consolidated Financial Statements...............................................................7

Item 2. Management's Discussion and Analysis or Plan of Operation...........................................8-13

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................................................14

      (a) Exhibits............................................................................................14

      (b) Reports on Form 8-K.................................................................................14


                       Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001
                                   (unaudited)


                                     Assets
                                                                                 June 30, 2002    December 31, 2001
                                                                                 -------------    -----------------

Cash and due from banks                                                      $        1,774,152               621,929
Federal funds sold                                                                      432,000                     -
                                                                                  -------------         -------------

         Cash and cash equivalents                                                    2,206,152               621,929

Interest-bearing deposits in banks                                                      100,000               500,000
Investment securities available-for-sale                                             15,485,043             8,290,532
Other investments                                                                       517,750               444,350
Loans held-for-sale                                                                     270,089             3,059,936
Loans, net                                                                           41,144,063            32,566,026
Premises and equipment, net                                                           2,786,866             2,781,728
Accrued interest receivable and other assets                                            451,713               428,196
                                                                                  -------------         -------------
                                                                             $       62,961,676            48,692,697
                                                                                  =============         =============

                      Liabilities and Shareholders' Equity

Liabilities:
      Deposits:
         Noninterest-bearing                                                 $        4,362,838             2,076,488
         Interest-bearing                                                            49,506,684            37,401,526
                                                                                  -------------         -------------

            Total deposits                                                           53,869,522            39,478,014

        Federal funds purchased                                                               -               618,000
        Accrued interest payable and other liabilities                                  484,113               282,331
                                                                                  -------------         -------------

             Total liabilities                                                       54,353,635            40,378,345
                                                                                  -------------         -------------

Shareholders' equity:
        Preferred stock, $.01 par value; 10,000,000 shares authorized;
           no shares issued and outstanding                                                   -                     -
        Common stock, $.01 par value; 10,000,000 shares authorized;
           948,281 shares issued and outstanding                                          9,483                 9,483
        Additional paid-in capital                                                    8,724,366             8,724,366
        Accumulated deficit                                                            (252,140)             (444,360)
        Accumulated other comprehensive income                                          126,332                24,863
                                                                                  -------------         -------------

             Total shareholders' equity                                               8,608,041             8,314,352
                                                                                  -------------         -------------

                                                                             $       62,961,676            48,692,697
                                                                                  =============         =============


See accompanying notes to unaudited consolidated financial statements.


                      Consolidated Statements of Operations

        For the Three Months and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                           Three Months                      Six Months
                                                                          Ended June 30                     Ended June 30
                                                                          -------------                     -------------
                                                                        2002            2001            2002             2001
                                                                        ----            ----            ----             ----

Interest income:
      Interest and fees on loans                               $     741,671           535,286         1,412,654       945,790
      Interest on investment securities                              189,167            92,452           334,007       163,311
      Interest on Federal funds sold                                   8,302             8,870            19,109        52,644
      Interest on interest-bearing  deposits                           1,033             6,396             5,158        10,135
                                                                  ----------         ---------        ----------    ----------


      Total interest income                                          940,173           643,004         1,770,928     1,171,880
                                                                  ----------         ---------        ----------    ----------

Interest expense:

         Interest expense on deposits                                360,681           312,745           699,527       580,122
      Other interest expense                                             350             1,562               661         1,562
                                                                  ----------         ---------        ----------    ----------

      Total interest expense                                         361,031           314,307           700,188       581,684
                                                                  ----------         ---------        ----------    ----------

      Net interest income                                            579,142           328,697         1,070,740       590,196

Provision for loan losses                                             67,000            73,200           107,000       158,400
                                                                  ----------         ---------        ----------    ----------

      Net interest income after provision for loan losses            512,142           255,497           963,740       431,796
                                                                  ----------         ---------        ----------    ----------

Other income:
      Service charges on deposit accounts                             38,561            22,823            65,119        37,381
      Residential mortgage orignation fees                            58,842            41,611           121,790        78,840
      Other operating income                                             105                66               138        10,076
                                                                  ----------         ---------        ----------    ----------


             Total other income                                       97,508            64,500           187,047       126,297
                                                                  ----------         ---------        ----------    ----------

Other expense:
      Salaries and  other personnel expense                          232,172           166,662           458,981       327,358
      Net occupancy and equipment expense                             61,878            38,811           108,530        75,125
      Other operating expense                                        156,884           139,953           289,167       231,691
                                                                  ----------         ---------        ----------    ----------

             Total other expense                                     450,934           345,426           856,678       634,174
                                                                  ----------         ---------        ----------    ----------

             Earnings (loss) before income taxes                     158,716           (25,429)          294,109       (76,081)

Income tax expense (benefit)                                          54,250            (8,646)          101,889       (25,863)
                                                                  ----------         ---------        ----------    ----------


             Net earnings (loss)                               $     104,466           (16,783)          192,220       (50,218)
                                                                  ==========         =========        ==========    ==========

             Basic earnings (loss) per share                   $         .11             (.02)               .20         (.05)
                                                                  ==========         =========        ==========    ==========

             Diluted earnings (loss) per share                 $         .11             (.02)               .20         (.05)
                                                                  ==========         =========        ==========    ==========

See accompanying notes to unaudited consolidated financial statements.



             Consolidated Statements of Comprehensive Income (Loss)

                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                         2002              2001
                                                                                         ----              ----

Net earnings (loss)                                                                $   192,220            (50,218)
                                                                                       -------             ------
Other comprehensive income, net of tax:
  Unrealized gains on investment securities available-for-sale:
      Unrealized gains arising during the period                                       163,660             38,433
      Income tax expense related to
       investment securities available-for-sale                                        (62,191)           (12,806)
                                                                                       -------             ------

Other comprehensive income                                                             101,469             25,627
                                                                                       -------             ------

Comprehensive income (loss)                                                        $   293,689            (24,591)
                                                                                       =======             ======


See accompanying notes to unaudited consolidated financial statements.


                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                            2002                  2001
                                                                                            ----                  ----

Cash flows from operating activities:
      Net earnings (loss)                                                           $       192,220             (50,218)
         Adjustments to reconcile net earnings (loss) to
            net cash provided by operating activities:
               Provision for loan losses                                                    107,000             158,400
               Depreciation, amortization and accretion                                      84,739              41,165
               Change in loans held-for-sale                                              2,789,847                   -
               Change in other                                                              116,074             234,835
                                                                                       ------------        ------------

                      Net cash provided by operating activities                           3,289,880             384,182
                                                                                       ------------        ------------

Cash flows from investing activities:
      Net change in interest-bearing deposits                                               400,000            (600,000)
      Proceeds from maturities and paydowns
         of investment securities available-for-sale                                      2,462,183           1,616,815
      Purchases of investment securities available-for-sale                              (9,515,649)         (3,334,260)
      Purchases of other investments                                                        (73,400)           (125,802)
      Net change in loans                                                                (8,685,037)        (10,985,056)
      Purchases of premises and equipment                                                   (67,262)           (453,329)
                                                                                       ------------        ------------

                      Net cash used by investing activities                             (15,479,165)        (13,881,632)
                                                                                       ------------        ------------

Cash flows from financing activities:
      Net change in deposits                                                             14,391,508           9,754,958
      Net change in federal funds purchased                                                (618,000)                  -
                                                                                       ------------        ------------

                      Net cash provided by financing activities                          13,773,508           9,754,958
                                                                                       ------------        ------------

Net change in cash and cash equivalents                                                   1,584,223          (3,742,492)

Cash and cash equivalents at beginning of the period                                        621,929           5,126,807
                                                                                       ------------        ------------

Cash and cash equivalents at end of the period                                      $     2,206,152           1,384,315
                                                                                       ============        ============
Noncash investing activities:
      Change in unrealized gain/loss on securities
         available-for-sale, net of tax                                             $       101,469              25,627
                                                                                       ============        ============
Supplemental Information:
      Taxes paid                                                                    $        25,024                   -
                                                                                       ============        ============
      Interest paid                                                                 $       577,955             224,703
                                                                                       ============        ============


See accompanying notes to unaudited consolidated financial statements.

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2002 and for the interim periods ended June 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2001 Form 10-KSB.


Note 2 - Critical Accounting Policies and Estimates

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

Certain accounting policies involve significant estimates and assumptions by the Company, which have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the estimates and assumptions made, actual results could differ from these estimates and assumptions which could have a material impact on carrying values of assets and liabilities and results of operations.

The Company believes that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the portion of management's discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of the Company's processes and methodology for determining the allowance for loan losses.

Note 3 - Earnings Per Share

Basis earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Stock options and warrants outstanding were not dilutive at June 30, 2002 or 2001; therefore, only basic net income (loss) per share is presented. For the quarters and six months ended June 30, 2002 and 2001, weighted average shares outstanding were 948,281.

                          COASTAL BANKING COMPANY, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Lowcountry National Bank, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

    o    the effects of future economic conditions;
    o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
    o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
    o    our ability to control costs, expenses, and loan delinquency rates; and
    o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.


Results of Operations

Net Interest Income

For the six months ended June 30, 2002, net interest income totaled $1,070,740 as compared to $590,196 for the same period in 2001. Interest income from loans, including fees increased $466,864 or 49% to $1,412,654 for the six months ended June 30, 2002. This increase in income was partially offset by increased interest expense, which totaled $700,188 for the six months ended June 30, 2002 compared to $581,684 in 2001. The increase in net interest income is due to the overall growth in the volume of interest earning assets, partially offset by decreases in overall weighted average interest rates. The net interest margin realized on earning assets and the interest rate spread were 4.10% and 3.61%, respectively, for the six months ended June 30, 2002. For the six months ended June 30, 2001, the net interest margin was 4.38% and the interest rate spread was 2.87%.

For the quarter ended June 30, 2002, interest income totaled $940,173 as compared to $643,004 for the same period in 2001. This increase was partially offset by increased interest expense, which totaled $361,031 for the quarter ended June 30, 2002 compared to $314,307 for the same period in 2001. The increase in net interest income is due to the overall growth in interest earning assets. For the quarter ended June 30, 2002, the net interest margin was 4.24% and the interest rate spread was 3.76%. For the quarter ended June 30, 2001, the net interest margin was 4.49% and the interest rate spread was 3.11%.

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

                          COASTAL BANKING COMPANY, INC.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank's net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At June 30, 2002, the bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $107,000 for the six months ended June 30, 2002 as compared to $158,400 for the six months ended June 30, 2001. The provision charged to expense was $67,000 for the quarter ended June 30, 2002 as compared to $73,200 for the quarter ended June 30, 2001. The decrease in the provision has been a result of management's efforts to increase the allowance to match the growth in the loan portfolio. The loan portfolio increased by approximately $8,685,000 during the six months ended June 30, 2002 as compared to $10,985,000 during the six months ended June 30, 2001. The allowance for loan losses was 1.28% of gross loans at June 30, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income for the six months ended June 30, 2002 totaled $187,047 as compared to $126,297 for the six months ended June 30, 2001. Noninterest income for the quarter ended June 30, 2002 was $97,508 compared to $64,500 for the same period in 2001. These increases in noninterest income were primarily due to an increase in residential mortgage origination fees. Lower market interest rates created a refinancing boom in the residential mortgage market and we were able to grow our business in this area with additional personnel added for the 2002 period. Service charges on deposit accounts also increased as the number of accounts grew in 2002 as compared to 2001.

                          COASTAL BANKING COMPANY, INC.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2002 was $856,678 as compared to $634,174 for the same period in 2001. Total noninterest expense increased to $450,934 for the quarter ended June 30, 2002 compared to $345,426 during the same period in 2001. Salaries and benefits, the largest component of noninterest expense, totaled $458,981 for the six months ended June 30, 2002, compared to $327,358 for the same period a year ago. Salaries and benefits increased from $166,662 during the quarter ended June 30, 2001 to $232,172 during the quarter ended June 30, 2002. Salary and benefits expense increased due to the addition of three employees. In 2002, one of these employees was responsible for operation of the bank's loan processing center located in Bluffton, South Carolina. Other operating expenses were $289,167 for the six months ended June 30, 2002 as compared to $231,691 for the six months ended June 30, 2001 and were $156,884 for the quarter ended June 30, 2002 as compared to $139,953 for the quarter ended June 30, 2001. These increases in noninterest expenses are due to the continued growth of the bank.

Income Taxes

The income tax expense for the six months ended June 30, 2002 was $101,889 compared to an income tax benefit of $25,863 for the same period in 2001. Income tax expense was $54,250 for the quarter ended June 30, 2002 compared to an income tax benefit of $8,646 for the same period in 2001. The effective tax rate was 35% for the six months ended June 30, 2002 and 34% for the six months ended June 30, 2001. The effective tax rate was 34% for the quarters ended June 30, 2002 and 2001.

Net Earnings (Loss)

The combination of the above factors resulted in net earnings of $192,220 for the six months ended June 30, 2002 compared to a net loss for the six months ended June 30, 2001 of $50,218. Net income for the quarter ended June 30, 2002 was $104,466 compared to a net loss of $16,783 for the quarter ended June 30, 2001. Net earnings per share were $.20 for the six months ended June 30, 2002 and $.11 for the quarter ended June 30, 2002 compared to a net loss per share of $.05 for the six months ended June 30, 2001 and a net loss per share of $.02 for the quarter ended June 30, 2001. Basic and diluted earnings per share are the same during both periods presented due to the fact that the effect of any potential common stock equivalents would be anti-dilutive.

Assets and Liabilities

During the first six months of 2002, total assets increased $14,268,979, or 29%, when compared to December 31, 2001. The primary source of growth in assets was net loans, which increased $8,578,037 or 26%, during the first six months of 2002. Investment securities available-for-sale increased $7,194,511 from December 31, 2001 to $15,485,043 at June 30, 2002. Total deposits increased $14,391,508, or 36%, from the December 31, 2001 amount of $39,478,014.

Investment Securities

Investment securities available-for-sale increased to $15,485,043 at June 30, 2002 from $8,290,532 at December 31, 2001. This increase was the result of excess deposits being invested in securities. All of the bank's marketable investment securities were designated as available-for-sale at June 30, 2002.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $2,786,866 at June 30, 2002. The premises and equipment balance remained stable from December 31, 2001 to June 30, 2002 as additions and depreciation expense were approximately equal.

                          COASTAL BANKING COMPANY, INC.
Loans

Gross loans totaled $41,678,527 at June 30, 2002, an increase of $8,685,036 or 26% since December 31, 2001. The largest increase in loans was in commercial and industrial loans, which increased $5,222,123 or 33% to $21,147,456 at June 30, 2002. Balances within the major loans receivable categories as of June 30, 2002 and December 31, 2001 are as follows:

                                         June 30, 2002       December 31, 2001
                                         -------------       -----------------
 Real estate - construction          $       1,317,218    $         5,024,503
 Real estate - mortgage                     14,129,856             10,753,575
 Commercial and industrial                  21,147,456             15,925,333
 Consumer and other                          5,083,997              1,290,080
                                        --------------         --------------

                                     $
                                            41,678,527    $         32,993,491
                                        ==============         ===============


Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                         June 30, 2002          December 31, 2001
                                                                         -------------          -----------------
 Loans:   Nonaccrual loans                                          $        23,217       $                 -

 Accruing loans more than 90 days past due                          $             -       $                 -

 Loans identified by the internal review mechanism:

    Criticized                                                      $       365,453       $            23,381

    Classified                                                      $        23,217       $                 -

Activity in the Allowance for Loan Losses is as follows:

                                                                                  June 30,
                                                                                  --------
                                                                         2002                   2001
                                                                         -----                  ----
 Balance, January 1,                                            $       431,500      $          165,700
 Provision for loan losses for the period                               107,000                 158,400
 Net loans (charged off) recovered for the period                        (4,035)                      -
                                                                   ------------             -----------

 Balance, end of period                                         $       534,465      $          324,100
                                                                   ============             ===========

 Gross loans outstanding, end of period                         $    41,678,527      $       24,961,219
                                                                   ============             ===========

 Allowance for loan losses to gross loans outstanding                      1.28%                   1.30%
                                                                   ============             ===========


Deposits

At June 30, 2002 total deposits increased by $14,391,508, or 36% from December 31, 2001. Noninterest-bearing demand deposits increased $2,286,350 or 110% and interest-bearing deposits increased $12,105,158 or 32%.

                          COASTAL BANKING COMPANY, INC.

Balances within the major deposit categories as of June 30, 2002 and December 31, 2001 as follows:

                                                        June 30, 2002        December 31, 2001
                                                        -------------        -----------------
Noninterest-bearing demand deposits                $       4,362,838    $             2,076,488
Interest-bearing demand deposits                          18,823,904                 14,331,456
Savings deposits                                             498,033                    381,954
Certificates of deposit $100,000 and over                 13,672,197                  9,307,252
Other time deposits                                       16,512,550                 13,380,864
                                                          ----------                 ----------

                                                   $      53,869,522    $            39,478,014
                                                          ==========                 ==========

Liquidity

Our liquidity needs include the funding of loans, purchases of operating assets, etc. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 77% at June 30, 2002 and 90% at December 31, 2001.

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and loans sold with limited recourse. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments to extend credit as we do for on-balance-sheet instruments.

Collateral held for commitments to extend credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

Loans sold with limited resource are 1-4 family residential mortgages originated by the company and sold to various other financial institutions. These loans are sold with the agreement that a loan may be returned to the company within 90 days of any one of the loan's first four payments being missed. Our exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans sold have ever been returned to the company, the total loans sold with limited resource amount does not necessarily represent future cash requirements. Our company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments.

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2002:

         Commitments to extend credit            $     10,312,634
         Loans sold with limited resource        $      4,538,296


Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County and surrounding areas.

We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one

                          COASTAL BANKING COMPANY, INC.


to fourteen days. At June 30, 2002, unused lines of credit totaled $10,151,000.

Capital Resources

Total shareholders' equity increased from $8,314,352 at December 31, 2001 to $8,608,041 at June 30, 2002. This increase was attributable to net earnings for the period and an increase of $101,469 in the fair value of securities available-for-sale, net of tax.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the bank's risk-based capital ratios at June 30, 2002:


   Tier 1 capital (to risk-weighted assets)                              14.27%
   Total capital (to risk-weighted assets)                               15.41%
   Tier 1 capital (to total average assets)                              11.50%


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

                          COASTAL BANKING COMPANY, INC.

PART II - OTHER INFORMATION

Item 4.   Submission of matters to a vote of security holders

There was one matter submitted to a vote of security holders at our annual meeting of shareholders held on May 21, 2002.

1. The election of four members of the board of directors as Class III directors for a three-year term.

Our bylaws provide that the board of directors shall be divided into three classes with each class to be nearly equal in number as possible. The bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Marjorie Trask Gray, DMD, Dennis O. Green, CPA, J. Phillip Hodges, Jr., Randolph
C. Kohn, and Ladson Howell. The current Class II directors are Mark B. Heles, Lila N. Meeks, Robert B. Pinkerton, and John M. Trask, III. The current Class III directors are James W. Holden, Jr., DVM, James C. Key, Ron Lewis, and Matt
A. Trumps. The current terms of the Class III directors expired at our annual meeting. Each of the four current Class III directors was nominated for election and stood for election at the annual meeting on May 21, 2002 for a three-year term. The number of votes for the election of the Class III directors was as follows: For Mr. Holden - 916,111 votes; for Mr. Key - 916,111 votes; for Mr. Lewis - 914,811 votes; and for Mr. Trumps - 916,111 votes. The number of votes, which withheld authority for Mr. Lewis - 1,300. The terms of the Class I directors will expire at the 2003 annual meeting of shareholders.

A majority vote was attained for the above matter and therefore approved and recorded in the company's minute book from the annual meeting of shareholders. There were no other matters voted on by our shareholders at our annual meeting held on May 21, 2002.


Item 6. Exhibits and Report on Form 8-K

         (a) Exhibits -  None.

         (b) Reports on Form 8-K - There were no Reports on Form 8-K filed during the second quarter ended June 30, 2002.


Items 1, 2, 3, and 5 are not applicable.

                          COASTAL BANKING COMPANY, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     By:  /s/ RANDOLPH C. KOHN
                                          --------------------------------------
                                          Randolph C. Kohn
                                          President & Chief Executive Officer



Date: August 13, 2002                By:  /s/ CHARLIE T. LOVERING, JR.
                                          --------------------------------------
                                          Charlie T. Lovering, Jr.