Form 10QSB
period 2002-09-30
COASTAL BANKING CO INC
filed 2002-11-13
CIK 1093897

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                        FORM 10-QSB

     X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2002

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

                                    YES X   NO
                                       ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

 948,281 shares of common stock, $.01 par value, were issued and outstanding on November 1, 2002

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                          COASTAL BANKING COMPANY, INC.


                                      Index


PART I. FINANCIAL INFORMATION                                   Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - September 30, 2002 and December 31, 2001........3

Consolidated Statements of Operations - Three Months and Nine Months
 Ended September 30, 2002 and 2001............................................4

Consolidated Statements of Comprehensive Income --
  Nine Months Ended September 30, 2002 and 2001...............................5

Consolidated Statements of Cash Flows -- Nine Months Ended
  September 30, 2002 and 2001.................................................6

Notes to Consolidated Financial Statements....................................7

Item 2. Management's Discussion and Analysis or Plan
  of Operation..................................... .......................8-14

Item 3. Internal Controls and Procedures.....................................14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................................14

Item 2. Changes in Securities and Use of Proceeds............................14

Item 3. Defaults Upon Senior Securities......................................14

Item 4. Submission of Matters to a Vote of Security Holders..................14

Item 5. Other Information....................................................14

Item 6. Exhibits and Reports on Form 8-K.....................................15

      (a) Exhibits...........................................................15

      (b) Reports on Form 8-K................................................15


                          COASTAL BANKING COMPANY, INC.


                           Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001
                                   (unaudited)


                                     Assets
                                    --------                                           September 30,        December 31,
                                                                                           2002                 2001
                                                                                           ----                 ----

Cash and due from banks                                                      $             771,612               621,929
Interest-bearing deposits in banks                                                               -               500,000
Investment securities available-for-sale                                                15,019,889             8,290,532
Other investments                                                                          517,750               444,350
Loans held-for-sale                                                                      1,224,526             3,059,936
Loans, net                                                                              45,753,941            32,566,026
Premises and equipment, net                                                              2,777,937             2,781,728
Accrued interest receivable and other assets                                               378,085               428,196
                                                                                        ----------           -----------
                                                                             $          66,443,740            48,692,697
                                                                                        ==========            ==========

                      Liabilities and Shareholders' Equity
                      -------------------------------------
Liabilities:
      Deposits:
         Noninterest-bearing                                                 $           4,259,855             2,076,488
         Interest-bearing                                                               51,262,645            37,401,526
                                                                                        ----------            ----------

            Total deposits                                                              55,522,500            39,478,014

        Federal funds purchased                                                          1,540,000               618,000
        Accrued interest payable and other liabilities                                     512,284               282,331
                                                                                       -----------            ----------

             Total liabilities                                                          57,574,784            40,378,345
                                                                                       -----------            ----------

Shareholders' equity:
        Preferred stock, $.01 par value; 10,000,000 shares authorized;
           no shares issued and outstanding                                                      -                  -
        Common stock, $.01 par value; 10,000,000 shares authorized;
           948,281 shares issued and outstanding                                             9,483                 9,483
        Additional paid-in capital                                                       8,724,366             8,724,366
        Accumulated deficit                                                                (84,280)             (444,360)
        Accumulated other comprehensive income                                             219,387                24,863
                                                                                       ------------          -----------

             Total shareholders' equity                                                  8,868,956             8,314,352
                                                                                       ------------          -----------

                                                                             $          66,443,740            48,692,697
             Total liabilities and stockholders' equity                                 ==========            ==========


See accompanying notes to unaudited consolidated financial statements.











                         COASTAL BANKING COMPANY, INC.


                     Consolidated Statements of Operations
     For the Three Months and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                           Three Months                      Nine Months
                                                                        Ended September 30                Ended September 30
                                                                        ------------------                ------------------
                                                                       2002            2001             2002             2001
                                                                       ----            ----             ----             ----

Interest income:
      Interest and fees on loans                               $       830,660          587,640        2,243,314     1,533,430
      Interest on investment securities                                166,892           80,701          500,899       244,012
      Interest on Federal funds sold                                     4,132           10,445           23,241        63,089
      Interest on interest-bearing deposits                                 20            7,066            5,178        17,201
                                                                    -----------       ---------       -----------     --------

      Total interest income                                          1,001,704          685,852        2,772,632     1,857,732
                                                                     ---------          -------        ---------     ---------

Interest expense:
      Interest expense on deposits                                     365,210          349,892        1,064,737       930,014
      Other interest expense                                             3,302                7            3,963         1,569
                                                                  ------------      ------------      ----------     ---------

      Total interest expense                                           368,512          349,899        1,068,700       931,583
                                                                  ------------      ------------      -----------    ----------

      Net interest income                                              633,192          335,953        1,703,932       926,149

Provision for loan losses                                               90,200           42,400          197,200       200,800
                                                                  ------------      -----------       ----------    ----------

      Net interest income after provision for loan losses              542,992          293,553        1,506,732       725,349
                                                                  ------------      -----------       ----------    ----------

Other income:
      Service charges on deposit accounts                               47,537           20,684          112,656        58,065
      Residential mortgage origination fees                             77,084           64,967          198,874       143,807
      Gain on sale of investment securities                             33,788                            33,788
      Other operating income                                             5,115            3,515            5,253        13,591
                                                                  ------------      -----------      -----------     ---------


             Total other income                                        163,524           89,166          350,571       215,463
                                                                  ------------     ------------      ------------    ---------

Other expense:
      Salaries and other personnel expense                             238,304          177,878          697,285       505,236
      Net occupancy and equipment expense                               59,013           68,645          167,543       143,770
      Other operating expense                                          155,008          108,836          444,175       340,527
                                                                  ------------     ------------      -----------    ----------

             Total other expense                                       452,325          355,359        1,309,003       989,533
                                                                  ------------     ------------      -----------    ----------

             Earnings (loss) before income taxes                       254,191           27,360          548,300       (48,721)

Income tax expense (benefit)                                            86,331            8,901          188,220       (16,962)
                                                                  ------------     ------------      ------------   -----------


             Net earnings (loss)                               $       167,860           18,459          360,080       (31,759)
                                                                  ============     =============     ============   ===========


             Basic earnings (loss) per share                   $          .18               .02              .38          (.03)
                                                                  ============     =============     ============   ===========



             Diluted earnings (loss) per share                 $          .18               .02              .38          (.03)
                                                                  ============     =============     ============   ===========

See accompanying notes to unaudited consolidated financial statements.










                          COASTAL BANKING COMPANY, INC.

                 Consolidated Statements of Comprehensive Income

              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                                         2002               2001
                                                                                         ----               ----
Net earnings (loss)                                                                $   360,080            (31,759)
                                                                                       -------            -------
Other comprehensive income, net of tax:
  Unrealized gains on investment securities available-for-sale:

      Unrealized gains arising during the period,                                      216,824             64,806
          net of tax of $111,697 and $33,385
      Realized gains on investment securities
         available-for-sale, net of tax of $11,488                                     (22,300)                -
                                                                                       --------           -------

Other comprehensive income                                                             194,524             64,806
                                                                                       -------            -------

Comprehensive income                                                               $   554,604             33,047
                                                                                       =======            ========







See accompanying notes to unaudited consolidated financial statements.






                         COASTAL BANKING COMPANY, INC.

                      Consolidated Statements of Cash Flows

              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                             2002                      2001
                                                                                             ----                      ----
Cash flows from operating activities:
      Net earnings (loss)                                                           $       360,080                   (31,759)
         Adjustments to reconcile net earnings (loss) to
            net cash provided by operating activities:
               Provision for loan losses                                                    197,200                   200,800
               Depreciation, amortization and accretion                                     137,925                    76,387
               Gain on sale of investment securities                                        (33,788)                        -
               Change in loans held-for-sale                                              1,835,410                         -
               Change in other                                                              179,850                   (6,812)
                                                                                         ----------                   -------

                      Net cash provided by operating activities                           2,676,677                   238,616
                                                                                          ---------                   -------

Cash flows from investing activities:
      Net change in interest-bearing deposits                                               500,000                  (500,000)
      Proceeds from sale of investment securities available-for-sale                        740,625                         -
      Proceeds from maturities and paydowns
         of investment securities available-for-sale                                      6,658,206                 2,546,889
      Purchases of investment securities available-for-sale                             (13,840,164)               (6,173,197)
      Purchases of other investments                                                        (73,400)                        -
      Net change in loans                                                               (13,385,115)              (13,786,846)
      Purchases of premises and equipment                                                   (93,632)                 (458,287)
                                                                                       ------------               ------------


                      Net cash used by investing activities                             (19,493,480)              (18,371,441)
                                                                                        ------------              -----------

Cash flows from financing activities:
      Net change in deposits                                                             16,044,486                13,606,316
      Net change in federal funds purchased                                                 922,000                   117,000
                                                                                        -----------               ------------

                      Net cash provided by financing activities                          16,966,486                13,723,316
                                                                                         ----------                ----------

Net change in cash and cash equivalents                                                     149,683                (4,409,509)

Cash and cash equivalents at beginning of the period                                        621,929                 5,126,807
                                                                                        -----------                ----------

Cash and cash equivalents at end of the period                                      $       771,612                   717,298
                                                                                        ===========                ==========

Noncash investing activities:
      Change in unrealized gain/loss on securities
         available-for-sale, net of tax                                             $       194,524                    64,806

Supplemental Information:
      Taxes paid                                                                    $        25,024                         -
      Interest paid                                                                 $     1,047,026                   832,747




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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2002 and for the interim periods ended September 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2001 Form 10-KSB.


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

Note 3 - Earnings Per Share

Basis earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Stock options and warrants outstanding were not dilutive at September 30, 2002 or 2001; therefore, basic net income (loss) per share is the same as diluted net income (loss) per share. For the quarters and nine months ended September 30, 2002 and 2001, weighted average shares outstanding were 948,281.

                          COASTAL BANKING COMPANY, INC.


Item 2. Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------------------

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

Results of Operations

Net Interest Income

For the nine months ended September 30, 2002, net interest income totaled $1,703,932 as compared to $926,149 for the same period in 2001. Interest income from loans, including fees increased $709,884 or 46% to $2,243,314 for the nine months ended September 30, 2002. This increase in income was partially offset by increased interest expense, which totaled $1,068,700 for the nine months ended September 30, 2002 compared to $931,583 in 2001. The increase in net interest income is due to the overall growth in the volume of interest earning assets, partially offset by decreases in overall weighted average interest rates. The net interest margin realized on earning assets and the interest rate spread were 4.14% and 3.44%, respectively, for the nine months ended September 30, 2002. For the nine months ended September 30, 2001, the net interest margin was 4.21% and the interest rate spread was 2.88%.

For the quarter ended September 30, 2002, interest income totaled $1,001,704 as compared to $685,852 for the same period in 2001. This increase was partially offset by increased interest expense, which totaled $368,512 for the quarter ended September 30, 2002 compared to $349,899 for the same period in 2001. The increase in net interest income is due to the overall growth in interest earning assets. For the quarter ended September 30, 2002, the net interest margin was 4.21% and the interest rate spread was 3.73%. For the quarter ended September 30, 2001, the net interest margin was 3.89% and the interest rate spread was 2.82%.

Interest Rate Sensitivity and Asset Liability Management

Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made. Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in

                          COASTAL BANKING COMPANY, INC.

-------------------------------------------------------------------------------

Interest Rate Sensitivity and Asset Liability Management, continued

interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank's net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2002, the bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $197,200 for the nine months ended September 30, 2002 as compared to $200,800 for the nine months ended September 30, 2001. The provision charged to expense was $90,200 for the quarter ended September 30, 2002 as compared to $42,400 for the quarter ended September 30, 2001. The change in the provision has been a result of management's efforts to increase the allowance to match the growth in the loan portfolio. The loan portfolio increased by approximately $4.7 million during the quarter ended September 30, 2002. The allowance for loan losses was 1.26% of gross loans at September 30, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income for the nine months ended September 30, 2002 totaled $350,571 as compared to $215,463 for the nine months ended September 30, 2001. Noninterest income for the quarter ended September 30, 2002 was $163,524 compared to $89,166 for the same period in 2001. These increases in noninterest income were primarily due to an increase in residential mortgage origination fees. Lower market interest rates created significant refinancing volume in the residential mortgage market and the Company was able to grow its business in this area with additional personnel added for the 2002 period. Service charges on deposit accounts grew as the number of accounts increased in 2002 as compared to 2001. The Company also recognized a gain on the sale of certain investment securities available-for-sale totaling $33,788 during the quarter ended September 30, 2002.

                          COASTAL BANKING COMPANY, INC.

-------------------------------------------------------------------------------

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2002 was $1,309,003 as compared to $989,533 for the same period in 2001. Total noninterest expense increased to $452,325 for the quarter ended September 30, 2002 compared to $355,359 during the same period in 2001. Salaries and benefits, the largest component of noninterest expense, totaled $697,285 for the nine months ended September 30, 2002, compared to $537,008 for the same period a year ago. Salaries and benefits increased from $189,290 during the quarter ended September 30, 2001 to $238,304 during the quarter ended September 30, 2002. Salary and benefits expense primarily increased due to the addition of three employees. In 2002, one of these employees was responsible for operation of the bank's loan processing center located in Bluffton, South Carolina. Other operating expenses were $444,175 for the nine months ended September 30, 2002 as compared to $340,527 for the nine months ended September 30, 2001 and were $155,008 for the quarter ended September 30, 2002 as compared to $108,836 for the quarter ended September 30, 2001. These increases in noninterest expenses are due to the continued growth of the bank.

Income Taxes

The income tax expense for the nine months ended September 30, 2002 was $188,220 compared to an income tax benefit of $16,962 for the same period in 2001. Income tax expense was $86,331 for the quarter ended September 30, 2002 compared to $8,901 for the same period in 2001. The effective tax rate was 34% for all periods presented.

Net Earnings (Loss)

The combination of the above factors resulted in net earnings of $360,080 for the nine months ended September 30, 2002 compared to a net loss for the nine months ended September 30, 2001 of $31,759. Net income for the quarter ended September 30, 2002 was $167,860 compared to $18,459 for the quarter ended September 30, 2001. Net earnings per share were $.38 for the nine months ended September 30, 2002 and $.18 for the quarter ended September 30, 2002 compared to a net loss per share of $.03 for the nine months ended September 30, 2001 and a net income per share of $.02 for the quarter ended September 30, 2001. Basic and diluted earnings per share are the same during both periods presented due to the fact that the effect of any potential common stock equivalents would be anti-dilutive.

Assets and Liabilities

During the first nine months of 2002, total assets increased $17,751,043, or 36%, when compared to December 31, 2001. The primary source of growth in assets was net loans, which increased $13,187,915 or 40%, during the first nine months of 2002. Investment securities available-for-sale increased $6,729,357 from December 31, 2001 to $15,019,889 at September 30, 2002. Total deposits increased $16,044,486, or 41%, from the December 31, 2001 amount of $39,478,014.

Investment Securities

Investment securities available-for-sale increased to $15,019,889 at September 30, 2002 from $8,290,532 at December 31, 2001. This increase was the result of an increase in deposits being invested in securities. All of the bank's marketable investment securities were designated as available-for-sale at September 30, 2002.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $2,777,937 at September 30, 2002. The premises and equipment balance remained stable from December 31, 2001 to September 30, 2002 as additions and depreciation expense were approximately equal.

                          COASTAL BANKING COMPANY, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation, continued
-------------------------------------------------------------------------------

Loans

Gross loans totaled $46,355,589 at September 30, 2002, an increase of $13,362,098 or 40% since December 31, 2001. The largest increase in loans was in commercial and industrial loans, which increased $8,546,024 or 54% to $24,471,357 at September 30, 2002. Real estate - mortgage loans increased $4,638,907 during the nine months ended September 30, 2002. Balances within the major loans receivable categories as of September 30, 2002 and December 31, 2001 are as follows:

                                                                       September 30, 2002        December 31, 2001
                                                                       ------------------        -----------------

 Real estate - construction                                            $       4,586,012    $          5,024,503
 Real estate - mortgage                                                       15,392,482              10,753,575
 Commercial and industrial                                                    24,471,357              15,925,333
 Consumer and other                                                            1,905,738               1,290,080
                                                                             -----------           -------------

                                                                       $      46,355,589    $         32,993,491
                                                                             ===========           =============


Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                    September 30, 2002           December 31, 2001
                                                                    ------------------           -----------------
 Loans:   Nonaccrual loans                                    $                155,570      $            -

 Accruing loans more than 90 days past due                    $                     -       $            -

 Loans identified by the internal review mechanism:

    Criticized                                                $              1,032,452      $            23,381

    Classified                                                $                155,570      $            -

As of September 30, 2002, we had criticized assets of approximately $1,032,000 compared to criticized assets of approximately $23,000 as of December 31, 2001. This increase in criticized assets is due to several loans being included in the criticized category that had not been previously classified as such. These loans have been criticized due to a lack of recent financial information regarding the borrowers. Collateral values related to the criticized loans is approximately $1,306,000 as of September 30, 2002. Criticized loans have been reduced to $319,000 as of October 31, 2002. The classified loans as of September 30,
2002 relate to a borrower that has experienced recent cash flow problems. Collateral values related to classified loans is estimated at approximately $161,500 as of September 30, 2002.

                         COASTAL BANKING COMPANY, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation, continued
-------------------------------------------------------------------------------

Risk Elements in the Loan Portfolio, continued

Activity in the Allowance for Loan Losses is as follows:

                                                                                        September 30,
                                                                                2002                     2001
                                                                               -----                     ----
 Balance, January 1,                                          $                431,500      $          165,700
 Provision for loan losses for the period                                      197,200                 200,800
 Net loans (charged off) recovered for the period                             (27,052)                       -
                                                                              --------                 -------

 Balance, end of period                                       $                601,648      $          324,100
                                                                              =========               =========

 Gross loans outstanding, end of period                       $             46,355,589      $       24,961,219
                                                                            ==========              ==========

 Allowance for loan losses to gross loans outstanding                            1.30%                   1.30%
                                                                            ==========              ==========

Deposits

At September 30, 2002 total deposits increased by $16,044,486, or 41% from December 31, 2001. Noninterest-bearing demand deposits increased $2,183,367 or
105% and interest-bearing deposits increased $13,861,119 or 37%.

Balances within the major deposit categories as of September 30, 2002 and December 31, 2001 as follows:

                                                               September 30, 2002          December 31, 2001
                                                               ------------------          -----------------
Noninterest-bearing demand deposits                       $             4,259,855    $             2,076,488
Interest-bearing demand deposits                                       19,883,214                 14,331,456
Savings deposits                                                          553,552                    381,954
Certificates of deposit $100,000 and over                              14,681,554                  9,307,252
Other time deposits                                                    16,144,325                 13,380,864
                                                                       ----------                 ----------

                                                          $            55,522,500    $            39,478,014
                                                                       ==========                 ==========

Liquidity

Our liquidity needs include the funding of loans, purchases of operating assets, etc. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 83% at September 30, 2002 and 90% at December 31, 2001.

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






                          COASTAL BANKING COMPANY, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation, continued
-------------------------------------------------------------------------------

Liquidity, continued

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2002:

 Commitments to extend credit                     $     11,669,399
 Loans sold with limited resource                 $      6,646,846

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions.Although the bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County and surrounding areas.

We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At September 30, 2002, unused lines of credit totaled $2,360,000. We also have the ability to borrow from the Federal Home Loan Bank up to an amount equaling 10% of our total assets.

Capital Resources

Total shareholders' equity increased from $8,314,352 at December 31, 2001 to $8,868,956 at September 30, 2002. This increase was attributable to net earnings for the period and an increase of $194,524 in the fair value of securities available-for-sale, net of tax.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the bank's risk-based capital ratios at September 30, 2002:

   Tier 1 capital (to risk-weighted assets)          13.31%
   Total capital (to risk-weighted assets)           14.48%
   Tier 1 capital (to total average assets)          10.83%

                          COASTAL BANKING COMPANY, INC.


Item 2.  Management's Discussion and Analysis or Plan of Operation, continued
-------------------------------------------------------------------------------

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

Item 3. Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

Item 2. Changes in Securities and Use of Proceeds

(a)      Not applicable
(b)      Not applicable
(c)      Not applicable.
(d)      Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

(b)      Reports on Form 8-K.

         The following reports were filed on Form 8-K during the third quarter ended September 30, 2002.



 99.1 The Company filed a Form 8-K on August 13, 2002 to disclose that the Chief Executive Officer, Randolph C. Kohn, and the Chief Financial Officer, Charlie T. Lovering, Jr., each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                     By:      /s/ RANDOLPH C. KOHN
                                     -----------------------------------
                                     Randolph C. Kohn
                                     President & Chief Executive Officer



Date: November 11, 2002              By:      /s/ CHARLIE T. LOVERING, JR.
                                     -------------------------------------
                                     Charlie T. Lovering, Jr.
                                     Principal Accounting and
                                     Chief Financial Officer

                    Certification of Chief Executive Officer

I, Randolph C. Kohn, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Coastal Banking Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 11, 2002

                                       /s/ Randolph C. Kohn
                                       --------------------------
                                       Randolph C. Kohn
                                       President and Chief Executive Officer

                    Certification of Chief Financial Officer

I, Charlie T. Lovering, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Coastal Banking Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 11, 2002

                                          /s/ Charlie T. Lovering
                                          ----------------------------
                                          Charlie T. Lovering
                                          Principal Accounting and
                                          Chief Financial Officer