Form 10KSB
period 2002-12-31
COASTAL BANKING CO INC
filed 2003-03-31
CIK 1093897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act Of 1934
         For The Fiscal Year December 31, 2002
                                       Or

[_] Transition Report Pursuant To Section 13 Or 15 (D) of The Securities Exchange Act Of 1934
        For the Transition Period from            to
                                       ----------    ----------
                        Commission file number 333-86371

                          Coastal Banking Company, Inc.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

        South Carolina                                  58-2455444
        --------------                                  ----------
    (State of Incorporation)                (I.R.S. Employer Identification No.)

   36 Sea Island Parkway, Beaufort, S.C.                               29901
   -------------------------------------                               -----
   (Address of principal executive offices)                         (Zip Code)

                                 (843) 522-1228
                                 --------------
                               (Telephone Number)

                                 Not Applicable
                                 --------------
         (Former name, former address and former fiscal year, if changed since last report)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues (total interest income plus noninterest income) for its most recent fiscal year was $4,318,525. As of March 26, 2003, 948,281 shares of Common Stock were issued and outstanding.

     The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 26, 2003 is $6,938,324.25 . This calculation is based upon an estimate of the fair market value of the Common Stock of $9.75 per share, which was the price of the last trade of which management is aware prior to this date.

     Transitional Small Business Disclosure Format. (Check one):  Yes     No  X
                                                                     ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's 2002 Annual Report                     Part III
Portions of the company's Proxy Statement for the 2003 Annual
  Meeting of Shareholders                                        Part II

--------------------------------------------------------------------------------

Item 1.    Description of Business
----------------------------------

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

     o   changes in technology;

     o   changes in monetary and tax policies;

     o   the level of allowance for loan loss;

     o   the rate of delinquencies and amounts of charge-offs;

     o   the rates of loan growth;

     o adverse changes in asset quality and resulting credit risk-related losses and expenses;

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

     On November 1, 1999, we commenced our initial public offering and sold 870,000 shares of our common stock at $10 per share and on December 2, 1999, we issued 78,821 additional shares for a total of 948,281 shares of common stock. The offering raised $8,909,624 net of estimated underwriting discounts and commissions. We used approximately $6,700,000 of the proceeds to capitalize the bank. Our directors and officers purchased 202,000 shares of common stock in the offering. Upon purchase of the shares, we issued stock warrants to the organizers to purchase up to additional 202,000 shares of common stock. The warrants, which are represented by separate warrant agreements, vested over a three year period ending December 2, 2002 and are exercisable in whole or in part through December 2, 2009.

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

     Lending Limits. The bank 's lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. These limits will increase or decrease as the bank's capital increases or decreases. Based upon the bank's current capitalization of $7,864,071, the bank has a self-imposed loan limit of $1,061,650 which represents 90% of our anticipated legal lending limit of $1,179,611. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

     Real Estate and Mortgage Loans. Loans secured by first or second mortgages on real estate make up approximately 75% of the bank's loan portfolio. These loans generally fall into one of three categories: commercial real estate loans, construction and development loans, or residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity loans are not included because they are classified as consumer loans, which are discussed below. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank generally charges an origination fee for each loan.

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

Market Share

     As of June 30, 2002, total deposits in the bank's primary service area were approximately $881 million, which represented a 17.4% deposit growth rate from June 30, 2001. Our plan over the next two years is to grow our deposit base to $120 million. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish this objective.

Employees

     As of March 28, 2003, our bank has 18 employees, and our company has 0 employees.

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


USA Patriot Act of 2001

     In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

     The Office of the Comptroller of the Currency and the FDIC regulates or monitors virtually all areas of the bank's operations, including:

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

     The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

     o a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
     o covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
     o with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus. Comments on the proposed rule were due by January 13, 2003.

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


Item 2.    Description of Property
----------------------------------

     The bank is located at 36 Sea Island Parkway in Beaufort, South Carolina. We own our 5,800 square foot main office building located on 2.33 acres of land.

     On April 27, 2001, we purchased an additional 1.52 acres property for $400,000 which is located at Hwy 170, Bluffton, SC in the Okatie Office Center, on which we plan to construct a future branch location. At this time, we have not decided when we will commence construction of this proposed branch office.

     During 2002, the bank successfully established a loan production office to service the Bluffton Market area. Based on the success of the establishment of the loan production office, the Company decided to move forward with a full service branch to serve this market. It was decided that leasing a branch facility was in the bank's best interest as opposed to constructing our own building. To that extent, we entered into a lease to open our first branch at Moss Creek Village, Bluffton, SC. The management of Lowcountry National Bank expects this office to be fully operational by mid second quarter, 2003.

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

Item 5.    Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

     In response to this Item, the information contained on page 39 of the company's annual report to shareholders for the year end December 31, 2002 is incorporated herein by reference.

     To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future. All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the board of directors.

     The following table sets forth equity compensation plan information at December 31, 2002.

                      Equity Compensation Plan Information
                                                                                                 Number of securities
                                   Number of securities                                        remaining available for
                                       to be issued                Weighted-average             future issuance under
                                     upon exercise of             exercise price of         equity compensation plans (c)
                                   outstanding options,          outstanding options,           (excluding securities
Plan Category                    warrants and rights (a)       warrants and rights (b)         reflected in column(a))
-------------                    -------------------           -------------------             -----------------------

Equity compensation                      142,242                        $10.00                          69,827
plans approved by
security holders(1)

Equity compensation                      212,000                        $10.00                               -
plans not approved by
security holders and
Organizer warrants(2)

         Total                           356,242                             -                          69,827

(1) The number of shares of common stock available under the 2000 Coastal Banking Company Stock Incentive Plan is currently 142,242, and it will automatically increase each time we issue additional shares so that it continues to equal 15% of our total outstanding shares.
(2) In connection with our initial public offering in 1999, we issued 202,000 warrants to our organizing directors at an exercise price of $10.00 per share with a term of 10 years, and we issued an option to one of our consultants for 10,000 shares at $10.00 per share. See our description of "Stock Warrants" below.

Stock Warrants

     Each of our organizers has received, for no additional consideration, a warrant to purchase one share of common stock for $10.00 per share for each share purchased during our initial public offering. The warrants are represented by separate warrant agreements. One third of the warrants vest on each of the first three anniversaries of the date our bank opened for business, and they are exercisable in whole or in part during the ten year period following that date. The warrants may not be assigned, transferred, pledged, or hypothecated in any way. The shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the

South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.


Item 6.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

     In response to this Item, the information contained on pages 8 through 18 of the company's annual report to shareholders for the year end December 31, 2002 is incorporated herein by reference.

Item 7.    Financial Statements
-------------------------------

     In response to this Item, the information contained on pages 19 through 38 of the company's annual report to shareholders for the year end December 31, 2002 is incorporated herein by reference.

Item 8.    Changes in and Disagreements with Accountants on Accounting and
--------------------------------------------------------------------------
Financial Disclosure
--------------------

     On March 20, 2002, we dismissed and replaced the firm of Tourville, Simpson & Caskey, L.L.P., with Elliot Davis, LLC as our auditors effective as of that date. The decision to change accountants was approved by the audit committee and the board of directors of our company.

     The reports of Tourville, Simpson & Caskey on the company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audits of the company's financial statements for the fiscal year ended December 31, 2001 and in the subsequent interim period, there were no disagreements with Tourville, Simpson & Caskey on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Tourville, Simpson & Caskey, would have caused Tourville, Simpson & Caskey to make reference to the matter in their report. During the fiscal year ended December 31, 2001 and in the subsequent interim period, there were no "reportable events" to describe as specified in Item 304(a)(1)(iv)(B) of Regulation S-B.

     On March 20, 2002, the company engaged Elliott Davis, LLC as its independent auditors for the fiscal year ending December 31, 2002, to audit the company's financial statements. During the company's most recent fiscal year and the subsequent interim period preceding the engagement of Elliott Davis, LLC, we did not consult Elliott Davis, LLC on any matter requiring disclosure under Item 304(a)(2) of Regulation S-B.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     In response to this Item, the information contained on page 9 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2003 is incorporated herein by reference.

Item 10.   Executive Compensation
---------------------------------

     In response to this Item, the information contained on page 5 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2003 is incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

         In response to the information related to Item 201(d), please refer to
Item 5 of this report.

     In response to this Item, the information contained on page 7 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2003 is incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions
---------------------------------------------------------

     In response to this Item, the information contained on page 9 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2003 is incorporated herein by reference.

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

10.5 Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-86371).

10.6  Coastal Banking Company, Inc. 2000 Stock Incentive Plan

10.7 Lease Agreement between Lowcountry National Bank and Bright O'Hare Moss Creek Partnership, dated January 14, 2003.

13.1  Company's 2002 Annual Report

21    Subsidiaries of the Company

24    Power of Attorney (contained as part of the signature pages herewith).

(b)   Reports on Form 8-K

      The following reports were filed on Form 8-K during the fourth quarter ended December 31, 2002.

99.1 The Company filed a Form 8-K on November 13, 2002 to disclose that the Chief Executive Officer, Randolph C. Kohn, and the Chief Financial Officer, Charlie T. Lovering, Jr., each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Item 14.  Controls and Procedures
---------------------------------

     Within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC Filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COASTAL BANKING COMPANY, INC.

Date:   March  26, 2003             By: /s/ Randolph C. Kohn
       ------------------              ----------------------------------------
                                       Randolph C. Kohn
                                       President and Chief Executive Officer

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

Signature                         Title                         Date
----------                        -----                         ----

/s/ Marjorie Trask Gray
--------------------------------
Marjorie Trask Gray, DMD          Director                      March 26, 2003


/s/ Dennis O. Green
--------------------------------
Dennis O. Green, CPA              Director, Vice-               March 26, 2003
                                  Chairman of the Board

/s/ Mark B. Heles
--------------------------------
Mark B. Heles                     Director                      March 26, 2003


/s/ James W. Holden
--------------------------------
James W. Holden, Jr., DVM         Director                      March 26, 2003


/s/ Ladson F. Howell
--------------------------------
Ladson F. Howell                  Director                      March 26, 2003
                                  Chairman of the Board

/s/ James C. Key
--------------------------------
James C. Key                      Director                      March 26, 2003

/s/ Randolph C. Kohn
--------------------------------
Randolph C. Kohn                  Director, President and       March 26, 2003
                                  Chief Executive Officer

/s/ Ron Lewis
--------------------------------
Ron Lewis                         Director                      March 26, 2003

/s/ Charlie T. Lovering
--------------------------------
Charlie T. Lovering               Senior Vice President         March 26, 2003
                                  and Chief Financial
                                  Officer
/s/ Lila N. Meeks
--------------------------------
Lila N. Meeks                     Director                      March 26, 2003


/s/ Robert B. Pinkerton
--------------------------------
Robert B. Pinkerton               Director                      March 26, 2003


/s/ John M. Trask, III
--------------------------------
John M. Trask, III                Director                      March 26, 2003


/s/ Matt A. Trumps
--------------------------------
Matt A. Trumps                    Director                      March 26, 2003

                                  Certification

I, Randolph C. Kohn, certify that:

1. I have reviewed this annual report on Form 10-KSB of Coastal Banking Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003

                                     /s/ Randolph C. Kohn
                                     ---------------------------------
                                     Randolph C. Kohn
                                     President and Chief Executive Officer

                                  Certification

I, Charlie T. Lovering, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Coastal Banking Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
                                      /s/ Charlie T. Lovering, Jr.
                                     ---------------------------------
                                     Charlie T. Lovering, Jr.
                                     Chief Financial Officer

                                EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------

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

10.5 Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-86371).

10.6  Coastal Banking Company, Inc. 2000 Stock Incentive Plan

10.7 Lease Agreement between Lowcountry National Bank and Bright O'Hare Moss Creek Partnership, dated January 14, 2003.

13.1  Company's 2002 Annual Report

21    Subsidiaries of the Company

24    Power of Attorney (contained as part of the signature pages herewith).