Form 10QSB
period 2003-03-31
COASTAL BANKING CO INC
filed 2003-05-13
CIK 1093897

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                       FORM 10-QSB

    X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----------         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2003

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


              State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     ---------------------------------------------------------------------

   948,281 shares of common stock, $.01 par value, were issued and outstanding on May 12, 2003

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                          COASTAL BANKING COMPANY, INC.


                                      Index


PART I. FINANCIAL INFORMATION                                         Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

  Consolidated Balance Sheets -- March 31, 2003 and
   December 31, 2002..........................................................3

  Consolidated Statements of Income -- Three months ended March 31, 2003 and 2002...................................................................4

  Consolidated Statements of Comprehensive Income -- Three months ended
   March 31, 2003 and 2002....................................................5

  Consolidated Statement of Cash Flows -- Three months ended
   March 31, 2003 and 2002....................................................6

  Notes to Consolidated Financial Statements..................................7

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations................................................8-13

Item 3. Controls and Procedures..............................................13

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.....................................14

      (a) Exhibits...........................................................14

      (b) Reports on Form 8-K................................................14

                          COASTAL BANKING COMPANY, INC.



                           Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002



                                                         Assets
                                                         ------

                                                                                          March 31,      December 31,
                                                                                             2003             2002
                                                                                             ----             ----

Cash and due from banks                                                               $      1,525,495     2,633,914
Federal funds sold                                                                           2,331,000     1,557,000
                                                                                            -----------   ----------

         Cash and cash equivalents                                                           3,856,495     4,190,914

Investment securities available-for-sale                                                    17,585,503    14,772,168
Other investments                                                                              859,950       780,750
Loans held for sale                                                                          1,578,411     3,670,939
Loans, net                                                                                  55,419,406    49,065,800
Premises and equipment, net                                                                  2,771,242     2,752,846
Accrued interest receivable and other assets                                                   438,873       463,481
                                                                                           -----------   -----------
                                                                                      $     82,509,880    75,696,898
                                                                                           ===========   ===========

                                          Liabilities and Shareholders' Equity
                                          ------------------------------------
Liabilities:
      Deposits:
         Noninterest-bearing                                                          $      6,163,569     5,948,935
         Interest-bearing                                                                   66,833,525    59,998,856
                                                                                            ----------    ----------

            Total deposits                                                                  72,997,094    65,947,791
                                                                                            ----------    ----------

        Accrued interest payable and other liabilities                                         311,758       712,415
                                                                                            ----------    ----------

             Total liabilities                                                              73,308,852    66,660,206
                                                                                            ----------    ----------

Shareholders' equity:
        Preferred stock, $.01 par value; 10,000,000 shares authorized;
           no shares issued and outstanding                                                         -             -
        Common stock, $.01 par value; 10,000,000 shares authorized;
           948,281 shares issued and outstanding                                                 9,483         9,483
        Additional paid-in capital                                                           8,724,366     8,724,366
        Retained earnings                                                                      238,226        71,573
        Accumulated other comprehensive income                                                 228,953       231,270
                                                                                            ----------    ----------

             Total shareholders' equity                                                      9,201,028     9,036,692
                                                                                            ----------    ----------

                                                                                      $     82,509,880    75,696,898
                                                                                            ==========    ==========



          See accompanying notes to consolidated financial statements.

                         COASTAL BANKING COMPANY, INC.


                        Consolidated Statements of Income

               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                                          2003              2002
                                                                                          ----              ----
Interest income:
      Interest and fees on loans                                                   $      923,683           670,983
      Interest on investment securities                                                   179,477           144,840
      Interest on federal funds sold                                                        6,111            10,807
      Interest on interest-bearing deposits                                                    --             4,125
                                                                                      ------------        ---------

      Total interest income                                                             1,109,271           830,755
                                                                                        ---------           -------

Interest expense:
         Interest expense on deposits                                                     425,696           338,846
         Interest expense on federal funds purchased                                          307               311
                                                                                       ----------         ----------


      Total interest expense                                                              426,003           339,157
                                                                                       ----------           -------

      Net interest income                                                                 683,268           491,598

Provision for loan losses                                                                  73,000            40,000
                                                                                       ----------          --------

      Net interest income after provision for loan losses                                 610,268           451,598
                                                                                       ----------           -------

Other income:
      Service charges on deposit accounts                                                  47,872            26,558
      Residential mortgage origination fees                                               114,141            62,948
      Gain on sale of securities                                                           14,854                 -
      Other operating income                                                                1,288                33
                                                                                      ------------      ------------

             Total other income                                                           178,155            89,539
                                                                                       ----------         ---------

Other expenses:
      Salaries and other personnel expense                                                279,693           226,809
      Net occupancy and equipment expense                                                  63,124            46,652
      Other operating expense                                                             181,857           132,283
                                                                                       ----------           -------

             Total other expenses                                                         524,674           405,744
                                                                                       ----------           -------

             Earnings before income taxes                                                 263,749           135,393

Income tax expense                                                                         97,097            47,639
                                                                                      -----------          --------

             Net earnings                                                          $      166,652            87,754
                                                                                       ==========          ========

             Basic earnings per share                                              $          .18               .09
                                                                                       ==========          ========

             Diluted earnings per share                                            $          .18               .09
                                                                                       ===========         ========






          See accompanying notes to consolidated financial statements.

                         COASTAL BANKING COMPANY, INC.

                 Consolidated Statements of Comprehensive Income

               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                                         2003              2002
                                                                                         ----              ----

Net earnings                                                                       $   166,652             87,754
                                                                                       -------            --------
Other comprehensive income, net of tax:
  Unrealized gains (losses) on investment securities available-for-sale:
      Unrealized gains (losses) arising during the period, net of tax
            of $3,551 and $40,951, respectively                                          6,893            (79,495)
      Reclassification adjustment for gains (losses) in net earnings,
            net of tax of $5,645                                                        (9,209)                 -
                                                                                       --------           --------

Other comprehensive income (loss)                                                       (2,316)           (79,495)
                                                                                      ---------           --------

Comprehensive income                                                               $   164,336              8,259
                                                                                      =========           ========







See accompanying notes to consolidated financial statements.

                         COASTAL BANKING COMPANY, INC.

                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                             2003                  2002
                                                                                             ----                  ----
Cash flows from operating activities:
      Net earnings                                                                  $       166,652              87,754
         Adjustments to reconcile net earnings to
            net cash provided by operating activities:
               Provision for loan losses                                                     73,000              40,000
               Depreciation, amortization and accretion                                      54,352              41,417
               Gain on sale of securities                                                   (14,854)                  -
               Change in loans held for sale                                              2,092,528           2,521,695
               Change in other                                                             (382,512)             78,539
                                                                                         ----------         -----------

                      Net cash provided by operating activities                           1,989,166           2,769,405
                                                                                          ---------           ---------

Cash flows from investing activities:
      Net change in interest-bearing deposits                                                     -             300,000
      Proceeds from sales of investment securities available-for-sale                     1,072,107                   -
      Proceeds from calls, maturities and paydowns
         of investment securities available-for-sale                                      2,788,449           1,445,310
      Purchases of investment securities available-for-sale                              (6,675,514)         (7,265,649)
      Purchases of other investments                                                        (79,200)            (73,400)
      Net change in loans                                                                (6,426,606)           (726,350)
      Purchases of premises and equipment                                                   (52,124)            (13,899)
                                                                                         -----------         -----------

                      Net cash used by investing activities                              (9,372,888)         (6,333,988)
                                                                                         -----------         -----------

Cash flows from financing activities:
      Net change in deposits                                                              7,049,303           7,558,671
      Net change in federal funds purchased                                                       -            (618,000)
                                                                                         ----------           ----------


                      Net cash provided by financing activities                           7,049,303           6,940,671
                                                                                          ---------           ---------

Net change in cash and cash equivalents                                                    (334,419)          3,376,088

Cash and cash equivalents at beginning of the year                                        4,190,914             621,929
                                                                                          ---------          ----------

Cash and cash equivalents at end of the period                                      $     3,856,495           3,998,017
                                                                                          =========           =========

Noncash investing activities:
      Change in unrealized gain/loss on securities
         available-for-sale, net of tax                                             $        (2,316)            (79,495)
                                                                                       ============          ==========

Supplemental Information:
      Interest paid                                                                 $       546,680             283,127
                                                                                         ==========          ==========
      Taxes paid                                                                    $        97,097              16,524
                                                                                        ===========         ===========





See accompanying notes to consolidated financial statements.

                         COASTAL BANKING COMPANY, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation
------------------------------

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2003 and for the interim periods ended March 31, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2002 Form 10-KSB.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein. Actual results could differ from those estimates.

Note 2 - Earnings Per Share
---------------------------

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Stock options and warrants outstanding were not dilutive at March 31, 2003 or 2002; therefore only basic net income per share is presented. For the quarters ended March 31, 2003 and 2002, weighted average shares outstanding were 948,281.

Note 3 - Stock-Based Compensation
---------------------------------

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the quarters ended March 31, 2003 and 2002.

                                                                             Three Months ended March 31
                                                                            2003                      2002
                                                                            ----                      ----

Net income, as reported                                                  $   166,652             $    87,754
Deduct:  Total stock -based employee compensation
               expense determined under fair value based
               method  for all  awards, net of related tax                   (11,048)                (11,048)
               effects                                                   ------------            -----------

Pro forma net income                                                     $    155,604            $    76,706
                                                                         ============            ===========

Earnings per share:
     Basic - as reported                                                 $       0.18            $      0.09
                                                                          ===========            ===========
     Basic - pro forma                                                   $       0.18            $      0.09
                                                                          ===========            ===========

     Diluted - as reported                                               $       0.16            $      0.08
                                                                          ===========            ===========
     Diluted - pro forma                                                 $       0.16            $      0.08
                                                                          ===========            ===========

                         COASTAL BANKING COMPANY, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations
        ------------------------------------------------------------------------
The following is a discussion of our financial condition as of March 31, 2003 compared to December 31, 2002, and the results of operations for the three months ended March 31, 2003 and 2002. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

o significant increases in competitive pressure in the banking and financial services industries;

o changes in the interest rate environment which could reduce anticipated or actual margins;

o the cost of defending and the risk of loss in connection with litigation involving customers of and activities in our trust department;

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


Results of Operations
---------------------

Net Interest Income
-------------------

For the three months ended March 31, 2003, net interest income totaled $683,000, as compared to $492,000 for the same period in 2002. Interest income from loans, including fees, increased $253,000, or 38%, to $924,000 for the three months ended March 31, 2003. This increase in income was partially offset by increased interest expense, which totaled $426,000 for the three months ended March 31, 2003, compared to $339,000 in 2002. The increase in net interest income is due to the overall growth in the volume of interest earning assets, partially offset by decreases in overall weighted average interest rates. The net interest margin realized on earning assets and the interest rate spread were 3.65% and 3.22%, respectively, for the three months ended March 31, 2003. For the quarter ended March 31, 2002, the net interest margin was 3.87% and the interest rate spread was 3.41%.

Interest Rate Sensitivity and Asset Liability Management
--------------------------------------------------------

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank's net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2003, the bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

                         COASTAL BANKING COMPANY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations - continued
-------------------------------------------------------------------------------

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $73,000 for the three months ended March 31, 2003, as compared to $40,000 for the three months ended March 31, 2002. The increase in the provision has been a result of management's efforts to increase the allowance to match the growth in the loan portfolio. The loan portfolio increased by approximately $6,354,000 during the three months ended March 31, 2003, as compared to $686,000 during the three months ended March 31, 2002. The allowance for loan losses was 1.25% of gross loans at March 31, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income
------------------

Noninterest income for the three months ended March 31, 2003 totaled $178,000, as compared to $90,000 for the three months ended March 31, 2002. The increase in noninterest income was due to an increase in residential mortgage origination fees during the three months ended March 31, 2003, as compared to the same period in 2002. Continued low market interest rates sustained the 2002 refinancing boom in the residential mortgage market and we were able to grow our business in this area. We expect to continue our mortgage origination fees growth during 2003 as we open the branch in Bluffton and add another mortgage originator to the staff. Service charges on deposit accounts increased by $21,000 in 2003 as compared to 2002.

Noninterest Expense
-------------------

Total noninterest expense for the three months ended March 31, 2003 was $525,000, as compared to $406,000 for the same period in 2002. Salaries and benefits, the largest component of noninterest expense, totaled $280,000 for the three months ended March 31, 2003, compared to $227,000 for the same period a year ago. Salary and benefits expense increased due to an increase in commissions on the higher level of mortgage fee revenue. Other operating expenses were $182,000 for the three months ended March 31, 2003, as compared to $132,000 for the three months ended March 31, 2002. These increases in noninterest expenses are due to the continued growth of the bank.

Income Taxes
------------

The income tax expense for the three months ended March 31, 2003 was $97,000, compared to income tax expense of $48,000 for the same period in 2002. The effective tax rate was 37% for the three months ended March 31, 2003 and 35% for the three months ended March 31, 2002.

Net Earnings
------------

The combination of the above factors resulted in net earnings of $167,000 for the three months ended March 31, 2003, compared to net earnings for the three months ended March 31, 2002 of $88,000. Net earnings per share was $0.18 for the three months ended March 31, 2003, compared to net earnings per share of $.09 for the same period in 2002. Basic and diluted earnings per share are the same during both periods presented, due to the fact, that the effect of any potential common stock equivalents would be anti-dilutive.

                         COASTAL BANKING COMPANY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations -- continued
-------------------------------------------------------------------------------

Assets and Liabilities
----------------------

During the first three months of 2003, total assets increased $6,813,000, or 9%, when compared to December 31, 2002. The primary sources of growth in assets were investment securities available-for-sale, which increased $2,813,000, or 19%, during the first three months of 2003, and net loans, which increased $6,354,000 from December 31, 2002 to $55,419,000 at March 31, 2003. Total deposits increased $7,049,000, or 11%, from the December 31, 2002 amount of $65,948,000.

Investment Securities
---------------------

Investment securities available-for-sale increased $2,813,000 from $14,772,000 at December 31, 2002 to $17,586,000 at March 31, 2003. This increase was the result of excess deposits being invested in securities. All of the bank's marketable investment securities were designated as available-for-sale at March 31, 2003.

Premises and Equipment
----------------------

Premises and equipment, net of depreciation, totaled $2,771,000 at March 31, 2003. The increase of $18,000 from the December 31, 2002 amount of $2,753,000 was due to additions, partially offset by depreciation in the current period.

Loans
-----

Gross loans totaled $56,121,000 at March 31, 2003, an increase of $6,432,000, or 13%, since December 31, 2002. The largest increase in loans was in real estate-mortgage loans, which increased $3,052,000, or 19%, to $19,036,000 at March 31, 2003. Balances within the major loans receivable categories as of March 31, 2003 and December 31, 2002 are as follows:

                                                                           March 31, 2003       December 31, 2002
                                                                       ---------------------- ----------------------


 Real estate - construction                                                  $ 4,181,000              $ 3,781,000
 Real estate - mortgage                                                       19,036,000               15,984,000
 Commercial and industrial                                                    29,974,000               27,584,000
 Consumer and other                                                            2,930,000                2,340,000
                                                                           --------------          --------------
                                                                            $ 56,121,000             $ 49,689,000
                                                                           ==============          ==============

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                           March 31, 2003       December 31, 2002
                                                                       ---------------------- ----------------------

 Loans:   Nonaccrual loans                                                     $ 262,000                   97,000

 Accruing loans more than 90 days past due*                                      377,000                        -

 Loans identified by the internal review mechanism:

    Criticized                                                                   336,000                  239,000

    Classified                                                                   186,000                  229,000

*Accruing loans more than 90 days past dues is comprised of one loan secured by the primary residence.

                         COASTAL BANKING COMPANY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued
-------------------------------------------------------------------------------

Risk Elements in the Loan Portfolio - continued
-----------------------------------

Activity in the Allowance for Loan Losses is as follows:

                                                                                        March 31,
                                                                       ---------------------------------------------
                                                                                2003                     2002
                                                                       ----------------------  ---------------------

 Balance, January 1,                                                     $      623,891         $      427,465
 Provision for loan losses for the period                                        73,000                 40,000
 Net loans (charged off) recovered for the period
                                                                                  5,000                      -
                                                                         --------------          -------------
 Balance, end of period                                                  $      701,891         $      467,465
                                                                         ==============          =============

 Gross loans outstanding, end of period                                  $   56,121,297         $   33,719,841

 Allowance for loan losses to gross loans outstanding                              1.25%                  1.39%

Deposits
--------

At March 31, 2003, total deposits increased by $7,049,000, or 11%, from December 31, 2002. Noninterest-bearing demand deposits increased $215,000, or 4%, and interest-bearing deposits increased $6,835,000, or 11%.

Balances within the major deposit categories as of March 31, 2003 and December 31, 2002 as follows:

                                                                          March 31, 2003        December 31, 2002
                                                                       ---------------------- -----------------------

Noninterest-bearing demand deposits                                         $ 6,164,000            $ 5,949,000
Interest-bearing demand deposits                                             29,545,000             23,868,000
Savings deposits                                                                737,000                644,000
Certificates of deposit $100,000 and over                                    15,810,000             15,846,000
Other time deposits                                                          20,741,000             19,641,000
                                                                             ----------             ----------
                                                                           $ 72,997,000           $ 65,948,000
                                                                             ==========             ==========

Liquidity
---------

Our liquidity needs include the funding of loans, purchases of operating assets, etc. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 78% at March 31, 2003 and 80% at December 31, 2002.

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

                         COASTAL BANKING COMPANY, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations -- continued
-------------------------------------------------------------------------------
Liquidity - continued
---------

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

Loans sold with limited recourse are 1-4 family residential mortgages originated by the company and sold to various other financial institutions. These loans are sold with the agreement that a loan may be returned to the company within 90 days of any one of the loan's first four payments being missed. Our exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans sold have ever been returned to the company, the total loans sold with limited recourse amount does not necessarily represent future cash requirements. We use the same credit policies in making loans held for sale as we do for on-balance-sheet instruments.

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2003:

         Commitments to extend credit                           $    8,531,000
         Loans sold with limited recourse                       $    9,977,000
         Standby letters of credit                              $      356,000

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County and surrounding areas.

We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At March 31, 2003, unused lines of credit totaled $4,400,000.

Capital Resources
-----------------

Total shareholders' equity increased from $9,037,000 at December 31, 2002 to $9,201,000 at March 31, 2003. This increase was primarily attributable to net earnings for the period, partially offset by a negative change of $2,000 in the fair value of securities available-for-sale.

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

                         COASTAL BANKING COMPANY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations -- continued
-------------------------------------------------------------------------------

Capital Resources -- continued
-----------------

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the bank's risk-based capital ratios at March 31, 2003:


   Tier 1 capital (to risk-weighted assets)                        11.83%
   Total capital (to risk-weighted assets)                         12.99%
   Tier 1 capital (to total average assets)                         8.57%


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

Recent Accounting Pronouncements
--------------------------------

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.  Controls and Procedures
--------------------------------


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

                         COASTAL BANKING COMPANY, INC.

II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

           a) Exhibits - The following exhibits are filed with this report.
        99.1 Certification Pursuant to 18 U.S.C. Section 1350, as
        Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


           b) Reports on Form 8-K. The following report on Form 8-K was filed during the quarter ended March 31, 2003.

99.1 The Company filed a Form 8-K on March 31, 2003 to disclose that the Chief Executive Officer, Randolph C. Kohn, and the Chief Financial Officer, Charlie T. Lovering, Jr., each furnished to the
           SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Items 1, 2, 3, and 5 are not applicable.

                         COASTAL BANKING COMPANY, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     By:    /s/ RANDOLPH C. KOHN
                                            ------------------------
                                            Randolph C. Kohn
                                            President & Chief Executive Officer



Date: May 12, 2003                   By:    /s/ CHARLIE T. LOVERING, JR.
                                            -----------------------------
                                            Charlie T. Lovering, Jr.
                                            Chief Financial Officer

                         COASTAL BANKING COMPANY, INC.



                                  Certification


I, Randolph C. Kohn, Chief Executive Officer of Coastal Banking Company, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Coastal Banking Company, Inc.

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing thequivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer(s) and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003

                                        /s/ RANDOLPH C. KOHN
                                       ----------------------------------------
                                       Randolph C. Kohn
                                       Chief Executive Officer

                         COASTAL BANKING COMPANY, INC.


                                  Certification


I, Charlie T. Lovering, Jr., Chief Financial Officer of Coastal Banking Company,
   Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Coastal Banking Company, Inc.

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing thequivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer(s) and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003

                                                  /s/ CHARLIE T. LOVERING, JR..
                                                  -----------------------------
                                                  Charlie T. Lovering, Jr.
                                                  Chief Financial Officer

                         COASTAL BANKING COMPANY, INC.

                                INDEX TO EXHIBITS

Exhibit
Number   Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.