Form 10QSB
period 2003-06-30
COASTAL BANKING CO INC
filed 2003-08-12
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2003

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ___________ to _____________

Commission file number 333-86371

COASTAL BANKING COMPANY, INC.
(Exact name of registrant as specified in its charter)

South Carolina	57-1076099
(State of other jurisdicion of incorporation)	(I.R.S. Employer Identification No.)

36 Sea Island Parkway
Beaufort, SC 29902
(Address of principal executive offices)   (Zip Code)

(843) 522-1228
(Telephone Number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 948,281 shares of common stock, .01 par value were issued and outstanding as of August 8, 2003.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

COASTAL BANKING COMPANY, INC.

Consolidated Balance Sheets

June 30, 2003 and December 31, 2002

Assets

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
Cash and due from banks	$1,095,869	2,633,914
Federal funds sold	11,151,000	1,557,000

Cash and cash equivalents	12,246,869	4,190,914
Investment securities available-for-sale	21,313,259	14,772,168
Other investments	859,950	780,750
Loans held-for-sale	1,913,417	3,670,939
Loans, net	55,650,716	49,065,800
Premises and equipment, net	2,919,070	2,752,846
Accrued interest receivable and other assets	546,585	463,481

	$95,449,866	75,696,898

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$7,225,608	5,948,935
Interest-bearing	78,344,904	59,998,856

Total deposits	85,570,512	65,947,791
Accrued interest payable and other liabilities	449,484	712,415

Total liabilities	86,019,996	66,660,206

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	--	--
Common stock, $.01 par value; 10,000,000 shares authorized;
948,281 shares issued and outstanding	9,483	9,483
Additional paid-in capital	8,724,366	8,724,366
Retained earnings	431,682	71,573
Accumulated other comprehensive income	264,339	231,270

Total shareholders' equity	9,429,870	9,036,692

	$95,449,866	75,696,898

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Operations

For the Three Months and Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$987,945	741,671	1,911,628	1,412,654
Interest on investment securities	192,825	189,167	372,302	334,007
Interest on Federal funds sold	12,054	8,302	18,165	19,109
Interest on interest-bearing deposits	-	1,033	-	5,158

Total interest income	1,192,824	940,173	2,302,095	1,770,928

Interest expense:
Interest expense on deposits	457,580	360,681	883,276	699,527
Other interest expense	254	350	561	661

Total interest expense	457,834	361,031	883,837	700,188

Net interest income	734,990	579,142	1,418,258	1,070,740
Provision for loan losses	50,000	67,000	123,000	107,000

Net interest income after provision for loan losses	684,990	512,142	1,295,258	963,740

Other income:
Service charges on deposit accounts	48,985	38,561	96,857	65,119
Residential mortgage origination fees	125,920	58,842	240,061	121,790
Gain on sale of securities	18,817	-	33,671	-
Other operating income	291	105	1,580	138

Total other income	194,013	97,508	372,169	187,047

Other expense:
Salaries and other personnel expense	338,622	232,172	618,315	458,981
Net occupancy and equipment expense	50,290	61,878	113,414	108,530
Other operating expense	201,715	156,884	383,572	289,167

Total other expense	590,627	450,934	1,115,301	856,678

Earnings before income taxes	288,376	158,716	552,126	294,109
Income tax expense	94,921	54,250	192,018	101,889

Net earnings	$193,455	104,466	360,108	192,220

Basic earnings per share	$.20	.11	.38	.20

Diluted earnings per share	$.20	.11	.38	.20

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	2003	2002

Net earnings	$360,108	192,220

Other comprehensive income, net of tax:
Unrealized gains on investment
securities available-for-sale:
Unrealized gains arising during the period, net of tax
of $28,484 and $62,191, respectively	55,293	101,469
Reclassification adjustment for (gains) in net earnings,
net of tax of $11,448	(22,223)	--

Other comprehensive income	33,070	101,469

Comprehensive income	$393,178	293,689

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net earnings	$360,108	192,220
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Provision for loan losses	123,000	107,000
Depreciation, amortization and accretion	89,280	84,739
Gain on sale of securities	(33,671)	--
Change in loans held-for-sale	1,757,522	2,789,847
Change in other	(354,314)	116,074

Net cash provided by operating activities	1,941,925	3,289,880

Cash flows from investing activities:
Net change in interest-bearing deposits	--	400,000
Proceeds from sales of investment securities available-for-sale	1,900,485	--
Proceeds from maturities, calls and paydowns
of investment securities available-for-sale	5,492,296	2,462,183
Purchases of investment securities available-for-sale	(13,875,937)	(9,515,649)
Purchases of other investments	(79,200)	(73,400)
Net change in loans	(6,707,916)	(8,685,037)
Purchases of premises and equipment	(238,419)	(67,262)

Net cash used by investing activities	(13,508,691)	(15,479,165)

Cash flows from financing activities:
Net change in deposits	19,622,721	14,391,508
Net change in federal funds purchased	--	(618,000)

Net cash provided by financing activities	19,622,721	13,773,508

Net change in cash and cash equivalents	8,055,955	1,584,223
Cash and cash equivalents at beginning of the period	4,190,914	621,929

Cash and cash equivalents at end of the period	$12,246,869	2,206,152

Noncash investing activities:
Change in unrealized gain/loss on securities
available-for-sale, net of tax	$33,070	101,469

Supplemental Information:
Taxes paid	$170,097	25,024

Interest paid	$963,337	577,955

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2003 and for the interim periods ended June 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2002 Form 10-KSB.

Note 2 — Critical Accounting Policies and Estimates

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company’s significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on its annual report on Form 10-KSB.

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

The Company believes that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the portion of management’s discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of the Company’s processes and methodology for determining the allowance for loan losses.

COASTAL BANKING COMPANY, INC.

Notes to Consolidated Financial Statements, continued
(Unaudited)

Note 3 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30.

	Three Months		Six Months
	Ended June 30		Ended June 30
	2003	2002	2003	2002
Basic earnings per share:
Weighted average shares outstanding	948,281	948,281	948,281	948,281
Net income available to common shareholders	$193,455	104,466	360,108	192,220
Basic earnings per share	$.20	$.11	$.38	$.20
Diluted earnings per share:
Weighted average shares outstanding	948,281	948,281	948,281	948,281
Net effect of the assumed exercise of stock
options based on the treasury stock method using
average market price for the period	33,539	--	3,623	--

Total weighted average shares and common stock
equivalents outstanding	981,820	948,281	951,904	948,281

Net income available to common shareholders	$193,455	104,466	360,108	192,220
Diluted earnings per share	$.20	$.11	$.38	$.20

Note 4 — Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB” Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the six months and the quarters ended June 30, 2003 and 2002.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2003		2002		2003		2002
Net income:
Net income, as reported	$193,455		$104,466		$360,108		$192,220
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effect	$(11,000)		$(11,000)		$(22,000)		$(22,000)
Pro forma net income	$182,455		$93,466		$335,108		$170,220
Basic earnings share:
As reported		$.20		$.11		$.38		$.20
Pro forma		$.19		$.10		$.36		$.18
Diluted earnings share:
As reported		$.20		$.11		$.38		$.20
Pro forma		$.19		$.10		$.36		$.18

COASTAL BANKING COMPANY, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	the effects of future economic conditions;
o	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
o	changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
o	the level of allowance for loan losses;
o	the rate of delinquencies and amounts of charge-offs;
o	the rates of loan growth;
o	adverse changes in asset quality and resulting credit risk-related losses and expenses;
o	our ability to control costs, expenses, and loan delinquency rates; and
o	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.

Results of Operations

Net Interest Income

For the six months ended June 30, 2003, net interest income totaled $1,418,258 as compared to $1,070,740 for the same period in 2002. Interest income from loans, including fees increased $498,974, or 35%, to $1,911,628 for the six months ended June 30, 2003. This increase in income was partially offset by increased interest expense, which totaled $883,837 for the six months ended June 30, 2003 compared to $700,188 in 2002. The increase in net interest income is due to the overall growth in the volume of interest earning assets, partially offset by decreases in overall weighted average interest rates. The net interest margin realized on earning assets and the interest rate spread were 3.70% and 3.37%, respectively, for the six months ended June 30, 2003. For the six months ended June 30, 2002, the net interest margin was 4.10% and the interest rate spread was 3.61%.

For the quarter ended June 30, 2003, net interest income totaled $734,990 as compared to $579,142 for the same period in 2002. ..Interest income totaled $1,192,824 for the quarter ended June 30, 2003, as compared to $940,173 for the same period in 2002. This increase was partially offset by increased interest expense, which totaled $457,834 for the quarter ended June 30, 2003, compared to $361,031 for the same period in 2002. The increase in net interest income is due to the overall growth in interest earning assets. For the quarter ended June 30, 2003, the net interest margin was 3.51% and the interest rate spread was 3.23%. For the quarter ended June 30, 2002, the net interest margin was 4.24% and the interest rate spread was 3.76%.

COASTAL BANKING COMPANY, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank’s net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At June 30, 2003, the bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $123,000 for the six months ended June 30, 2003 as compared to $107,000 for the six months ended June 30, 2002. The provision charged to expense was $50,000 for the quarter ended June 30, 2003 as compared to $67,000 for the quarter ended June 30, 2002. The six month comparative increase and the quarterly decrease in the provision has been a result of management’s efforts to adjust the allowance to match the growth in the loan portfolio. The loan portfolio increased by approximately $6,697,000 during the six months ended June 30, 2003 as compared to $8,685,000 during the six months ended June 30, 2002. The allowance for loan losses was 1.31% of gross loans at June 30, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income for the six months ended June 30, 2003 totaled $372,169 as compared to $187,047 for the six months ended June 30, 2002. Noninterest income for the quarter ended June 30, 2003 was $194,013 compared to $97,508 for the same period in 2002. These increases in noninterest income were primarily due to an increase in residential mortgage origination fees. Continued low market interest rates sustained the 2002 refinancing boom in the residential mortgage market and the Company was able to grow its business in this area. Now that market interest rates have begun to rise, we do not anticipate substantial continued growth in this area. Service charges on deposit accounts grew as the number of accounts grew in 2003 as compared to 2002.

COASTAL BANKING COMPANY, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2003 was $1,115,301 as compared to $856,678 for the same period in 2002. Total noninterest expense increased to $590,627 for the quarter ended June 30, 2003 compared to $450,934 during the same period in 2002. Salaries and benefits, the largest component of noninterest expense, totaled $618,315 for the six months ended June 30, 2003, compared to $458,981 for the same period a year ago. Salaries and benefits increased from $232,172 during the quarter ended June 30, 2002 to $338,622 during the quarter ended June 30, 2003. Salary and benefits expense increased due to an increase in commissions on the higher level of mortgage fee revenue. Other operating expenses were $383,572 for the six months ended June 30, 2003 as compared to $289,167 for the six months ended June 30, 2002 and were $201,715 for the quarter ended June 30, 2003 as compared to $156,884 for the quarter ended June 30, 2002. These increases in noninterest expenses are due to the continued growth of the bank.

Income Taxes

The income tax expense for the six months ended June 30, 2003 was $192,018 compared to an income tax expense of $101,889 for the same period in 2002. Income tax expense was $94,921 for the quarter ended June 30, 2003 compared to an income tax expense of $54,250 for the same period in 2002. The effective tax rate was 35% for the six months ended June 30, 2003 and 35% for the six months ended June 30, 2002. The effective tax rate was 33% and 34% for the quarters ended June 30, 2003 and 2002, respectively.

Net Earnings

The combination of the above factors resulted in net earnings of $360,108 for the six months ended June 30, 2003 compared to net earnings for the six months ended June 30, 2002 of $192,220. Net income for the quarter ended June 30, 2003 was $193,455 compared to $104,466 for the quarter ended June 30, 2002. Basic earnings per share were $.38 for the six months ended June 30, 2003 and $.20 for the quarter ended June 30, 2003 compared to $.20 for the six months ended June 30, 2002 and $.11 for the quarter ended June 30, 2002. Basic and diluted earnings per share are the same during the periods presented in 2002 because the effect of any potential common stock equivalents would be anti-dilutive. In 2003, however, diluted earnings per share totaled $.38 for the six months ended June 30, 2003 and $.20 for the three months ended June 30, 2003.

Assets and Liabilities

During the first six months of 2003, total assets increased $19,752,968, or 26%, when compared to December 31, 2002. The primary source of growth in assets was investment securities available-for-sale, which increased $6,541,091, or 44%, during the first six months of 2003, and net loans, which increased $6,584,916 from December 31, 2002 to $55,650,716 at June 30, 2003. Total deposits increased $19,622,721, or 30%, from the December 31, 2002 amount of $65,947,791.

Federal Funds Sold

Federal funds sold had a significant increase of $9,594,000 when compared to December 31, 2002. The primary source of growth in federal funds sold was related to an escrow account that will be closed in the third quarter.

Investment Securities

Investment securities available-for-sale increased to approximately $21,313,000 at June 30, 2003 from $14,772,000 at December 31, 2002. With the slow down in the economy, there was a surplus from deposits which were invested in securities. All of the bank’s marketable investment securities were designated as available-for-sale at June 30, 2003.

Premises and Equipment

Premises and equipment, net of depreciation, totaled approximately $2,919,000 at June 30, 2003. The premises and equipment balance remained relatively stable from December 31, 2002 to June 30, 2003 as additions and depreciation expense were approximately equal.

COASTAL BANKING COMPANY, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

During 2002, the bank successfully established a loan production office to service the Bluffton Market area. Based on the success of the establishment of the loan production office, the Company decided to move forward with a full service branch to serve this market. It was decided that leasing a branch facility was in the bank’s best interest as opposed to constructing our own building. To that extent, we entered into a lease to open our first branch at Moss Creek Village, Bluffton, SC. The Moss Creek Village Branch opened June 11, 2003 as a full service facility.

Loans

Gross loans totaled $56,386,665 at June 30, 2003, an increase of $6,696,974, or 13%, since December 31, 2002. The largest increase in loans was in real estate construction loans, which increased approximately $8,734,000, or 231%, to $12,515,000 at June 30, 2003. During the second quarter of 2003, we performed enhancements to our internal loan categorization system and, as a result, have increased the amount of certain loans categories in our portfolio. Some of these loans would have been categorized as of December 31, 2002 if we had applied this enhanced system at that time. Due to constraints within the loan categorization system and its ability to recreate historical categories, we are not able to determine the amount of additional loans, which would have been categories as of December 31, 2002 under this new system. The December 31, 2002 loan numbers have been recategorized manually based on an estimate giving a clear comparison to June 30, 2003 numbers.

Balances within the major loans receivable categories as of June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003	December 31, 2002
Real estate - construction	$12,515,000	$10,932,000
Real estate - mortgage	21,011,000	18,385,000
Commercial and industrial	19,662,000	17,391,000
Consumer and other	3,199,000	2,981,000

	$56,387,000	$49,689,000

COASTAL BANKING COMPANY, INC.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30, 2003	December 31, 2002

Loans: Nonaccrual loans	$152,424	$-
Accruing loans more than 90 days past due	$-	$-
Loans identified by the internal review mechanism:
Criticized	$102,303	$23,381
Classified	$511,663	$-
Activity in the Allowance for Loan Losses is as follows:

	June 30,
	2003	2002
Balance, January 1,	$623,891	$431,500
Provision for loan losses for the period	123,000	107,000
Net loans (charged off) recovered for the period	(10,942)	(4,035)

Balance, end of period	$735,949	$534,465

Gross loans outstanding, end of period	$56,386,665	$41,678,527

Allowance for loan losses to gross loans outstanding	1.31%	1.28%

Deposits

At June 30, 2003 total deposits increased by $19,622,721, or 30%, from December 31, 2002. Noninterest-bearing demand deposits increased $1,276,673, or 21%, and interest-bearing deposits increased $18,346,048, or 31%.

Balances within the major deposit categories as of June 30, 2003 and December 31, 2002 as follows:

	June 30, 2003	December 31, 2002

Noninterest-bearing demand deposits	$7,226,000	$5,949,000
Interest-bearing demand deposits	41,203,000	23,868,000
Savings deposits	853,000	644,000
Certificates of deposit $100,000 and over	13,603,000	15,846,000
Other time deposits	22,686,000	19,641,000

	$85,571,000	$65,948,000

Interest-bearing demand deposits will decrease next quarter when the bank will loose a large escrow account of approximately $9,000,000. This was a short term escrow account which accounted for the increase in federal funds for the second quarter.

COASTAL BANKING COMPANY, INC.

Item 2. Management's Discussion and Analysis of Fnancial Condition and Results of Operations, continued

Liquidity

Our liquidity needs include the funding of loans, purchases of operating assets, etc. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 66% at June 30, 2003 and 80% at December 31, 2002.

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

Loans sold with limited recourse are 1-4 family residential mortgages originated by us and sold to various other financial institutions. These loans are sold with the agreement that a loan may be returned to us within 90 days of any one of the loan’s first four payments being missed. Our exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans sold have ever been returned to us, the total loans sold with limited recourse amount does not necessarily represent future cash requirements. We use the same credit policies in making loans held for sale as we do for on-balance-sheet instruments.

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2003:

Commitments to extend credit	$12,933,000
Loans sold with limited recourse	$10,119,031
Standby letters of credit	$356,000

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County and surrounding areas.

We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At June 30, 2003, unused lines of credit totaled $5,200,000.

COASTAL BANKING COMPANY, INC.

Item 2. Management's Discussion and Analysis of Fnancial Condition and Results of Operations, continued

Capital Resources

Total shareholders’ equity increased from approximately $9,037,000 at December 31, 2002 to $9,430,000 at June 30, 2003. This increase was attributable to net earnings for the period and an increase of $33,070 in the fair value of securities available-for-sale, net of tax.

Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we have less than $150 million in assets, our holding company is not currently subject to these guidelines. However, the bank falls under these rules as set by bank regulatory agencies. Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the bank’s risk-based capital ratios at June 30, 2003:

Tier 1 capital (to risk-weighted assets)	11.46%
Total capital (to risk-weighted assets)	12.60%
Tier 1 capital (to total average assets)	8.57%

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

COASTAL BANKING COMPANY, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Changes in Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 20, 2003. The only matter submitted to a vote of security holders was the election of directors.

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are Marjorie Trask Gray, DMD, Dennis O. Green, CPA, Randolph C. Kohn, and Ladson Howell. The current Class II directors are Mark B. Heles, Lila N. Meeks, Robert B. Pinkerton, and John M. Trask, III. The current Class III directors are James W. Holden, Jr., DVM, James C. Key, Ron Lewis, and Matt A. Trumps. The current terms of the Class I directors expired at our annual meeting. Each of the four current Class I directors was nominated for election and stood for election at the annual meeting on May 20, 2003 for a three-year term. The number of votes for the election of the Class I directors was as follows: There were 842,771 votes for the reelection of Marjorie Trask Gray, DMD, 1,000 against or withheld voting for Dr. Gray’s reelection. There were 836,971 votes for the reelection of Dennis O. Green, CPA, 6,800 against or withheld voting for Mr. Green’s reelection. There were 842,771 votes for the reelection of Ladson Howell, 1,000 against or withheld voting for Mr. Howell’s reelection. There were 835,771 votes for the reelection of Randolph C. Kohn, 8,000 against or withheld voting for Mr. Kohn’s reelection. Of the 865,271 total number of shares voted by proxy, 21,500 abstained from voting on all directors, 1,000 withheld authority to vote on all directors, and 7,000 withheld authority to vote on specific directors. The terms of the Class II directors will expire at the 2004 annual meeting of shareholders.

Each of the four current Class I directors received a sufficient number of votes and was reelected at the meeting, and the election results were recorded in the company’s minute book from the annual meeting of shareholders. There were no other matters voted on by the company’s shareholders at our annual meeting held on May 20, 2003.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibits: Exhibit Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)	Reports on Form 8-K – The following reports were filed on Form 8-K during the quarter ended June 30, 2003.
The Company filed a Form 8-K on April 22, 2003 to disclose the issuance of a press release announcing its financial results for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL BANKING COMPANY, INC. By:/s/ RANDOLPH C. KOHN Randolph C. Kohn President and Chief Executive Officer

Date: August 12, 2003

By: /s/ CHARLIE T. LOVERING, JR. Charlie T. Lovering, Jr. Chief Financial Officer

Date: August 12, 2003

INDEX TO EXHIBITS

Exhibit
Number              Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.