Form 10QSB
period 2003-09-30
COASTAL BANKING CO INC
filed 2003-11-12
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2003

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

(843) 522-1228
(Registrant's telephone number, including area code)
___________________________________________

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

948,281 shares of common stock, $.01 par value, were issued and outstanding on November 1, 2003

          Transitional Small Business Disclosure Format (check one): Yes      No  X

COASTAL BANKING COMPANY, INC.

COASTAL BANKING COMPANY, INC.
Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

Assets

	September 30,	December 31,
	2003	2002
	Unaudited	Audited
Cash and due from banks	$646,183	2,633,914
Federal funds sold	6,208,000	1,557,000

Total cash and cash equivalents	6,854,183	4,190,914

Investment securities available-for-sale	20,563,115	14,772,168
Other investments	859,950	780,750
Loans held-for-sale	1,224,176	3,670,939
Loans, net	63,642,583	49,065,800
Premises and equipment, net	2,947,035	2,752,846
Accrued interest receivable and other assets	927,727	463,481

	$97,018,769	75,696,898

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$5,616,462	5,948,935
Interest-bearing	81,176,528	59,998,856

Total deposits	86,792,990	65,947,791

Accrued interest payable and other liabilities	769,812	712,415

Total liabilities	87,562,802	66,660,206

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares authorized;
948,281 shares issued and outstanding	9,483	9,483
Additional paid-in capital	8,724,366	8,724,366
Retained earnings	667,771	71,573
Accumulated other comprehensive income	54,347	231,270

Total shareholders' equity	9,455,967	9,036,692

	$97,018,769	75,696,898

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Earnings

For the Three Months and Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$1,187,671	830,660	3,099,299	2,243,314
Interest on investment securities	205,845	166,892	578,147	500,899
Interest on Federal funds sold	17,357	4,132	35,522	23,241
Interest on interest-bearing deposits	-	20	-	5,178

Total interest income	1,410,873	1,001,704	3,712,968	2,772,632

Interest expense:
Interest expense on deposits	453,045	365,210	1,336,321	1,064,737
Other interest expense	19	3,302	580	3,963

Total interest expense	453,064	368,512	1,336,901	1,068,700

Net interest income	957,809	633,192	2,376,067	1,703,932
Provision for loan losses	87,500	90,200	210,500	197,200

Net interest income after provision for loan losses	870,309	542,992	2,165,567	1,506,732

Other income:
Service charges on deposit accounts	50,194	47,537	147,051	112,656
Residential mortgage origination fees	167,449	77,084	407,510	198,874
Gain on sale of investment securities	-	33,788	33,670	33,788
Other operating income	314	5,115	1,895	5,253

Total other income	217,957	163,524	590,126	350,571

Other expense:
Salaries and other personnel expense	388,003	238,304	1,006,318	697,285
Net occupancy and equipment expense	89,509	59,013	202,923	167,543
Other operating expense	247,916	155,008	631,488	444,175

Total other expense	725,428	452,325	1,840,729	1,309,003

Earnings before income taxes	362,838	254,191	914,964	548,300

Income tax expense	126,749	86,331	318,767	188,220

Net earnings	$236,089	167,860	596,197	360,080

Basic earnings per share	$.25	.18	.63	.38

Diluted earnings per share	$.23	.18	.61	.38

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.
Consolidated Statements of Comprehensive Income

For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002
Net earnings	$596,197	360,080

Other comprehensive income:
Unrealized gains on investment
securities available-for-sale:
Unrealized gains (losses) arising during the period,
net of tax of $79,694 and $111,697	(154,701)	216,824
Realized gains on investment securities
available-for-sale, net of tax of $11,448 and $11,488	(22,222)	(22,300)

Other comprehensive income (loss)	(176,923)	194,524

Comprehensive income	$419,274	554,604

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.
Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002
Cash flows from operating activities:
Net earnings	$596,197	360,080
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Provision for loan losses	210,500	197,200
Depreciation, amortization and accretion	201,277	137,925
Gain on sale of investment securities	(33,670)	(33,788)
Change in loans held-for-sale	2,446,763	1,835,410
Change in other	(298,413)	179,850

Net cash provided by operating activities	3,122,654	2,676,677

Cash flows from investing activities:
Net change in interest-bearing deposits	-	500,000
Proceeds from sale of investment securities available-for-sale	2,109,955	740,625
Proceeds from maturities and paydowns
of investment securities available-for-sale	10,003,255	6,658,206
Purchases of investment securities available-for-sale	(18,232,020)	(13,840,164)
Purchases of other investments	(79,200)	(73,400)
Net change in loans	(14,787,283)	(13,385,115)
Purchases of premises and equipment	(319,291)	(93,632)

Net cash used by investing activities	(21,304,584)	(19,493,480)

Cash flows from financing activities:
Net change in deposits	20,845,199	16,044,486
Net change in federal funds purchased	-	922,000

Net cash provided by financing activities	20,845,199	16,966,486

Net change in cash and cash equivalents	2,663,269	149,683
Cash and cash equivalents at beginning of the period	4,190,914	621,929

Cash and cash equivalents at end of the period	$6,854,183	771,612

Noncash investing activities:
Change in unrealized gain/loss on securities
available-for-sale, net of tax	$(176,923)	194,524

Supplemental Information:
Taxes paid	$68,549	25,024
Interest paid	$1,498,788	1,047,026

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2003 and for the interim periods ended September 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2002 Form 10-KSB.

Note 2 – Critical Accounting Policies and Estimates

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company’s significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB.

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

COASTAL BANKING COMPANY, INC.

Note 3 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Basic earnings per share:
Weighted average shares outstanding	948,281	948,281	948,281	948,281

Net income available to common shareholders	$236,089	167,860	596,197	360,080
Basic earnings per share	$.25	.18	.63	.38

Diluted earnings per share:
Weighted average shares outstanding	948,281	948,281	948,281	948,281
Net effect of the assumed exercise of stock
options based on the treasury stock method using
average market price for the period	76,328	-	32,774	-

Total weighted average shares and common stock
equivalents outstanding	1,024,609	948,281	981,055	948,281

Net income available to common shareholders	$236,089	167,860	596,197	360,080
Diluted earnings per share	$.23	.18	.61	.38

Note 4 – Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB” Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months and the quarters ended September 30, 2003 and 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income:
Net income, as reported	236,089	167,860	596,197	360,080
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(11,000)	(11,000)	(33,000)	(33,000)
Pro forma net income	225,089	156,860	563,197	327,080
Basic earnings share:
As reported	.24	.17	.59	.35

Pro forma
Diluted earnings share:
As reported	.22	.17	.57	.35

Pro forma

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

Results of Operations

Net Earnings

We had net earnings of $596,197 for the nine months ended September 30, 2003 compared to $360,080 for the nine months ended September 30, 2002. Net income for the quarter ended September 30, 2003 was $236,089, compared to $167,860 for the quarter ended September 30, 2002. Net earnings per share were $.63 for the nine months ended September 30, 2003 compared to $.38 for the nine months ended September 30, 2002. Net earnings per share for the quarter ended September 30, 2003 were $.25 compared to $.18 for the same period in 2002. Basic and diluted earnings per share are the same during 2002 due to the fact that the effect of any potential common stock equivalents would be anti-dilutive. In 2003, however, diluted earnings per share totaled $.61 for the nine months ended September 30, 2003 and $.23 for the three months ended September 30, 2003. The improvement in net earnings reflects our continued growth, as average interest earning assets increased to $93 million during the first nine months of 2003 from $83 million during the same period of 2002. We describe the various components that contributed to this growth and these net earnings below.

COASTAL BANKING COMPANY, INC.

Net Interest Income

For the nine months ended September 30, 2003, net interest income totaled $2,376,067 as compared to $1,703,932 for the same period in 2002. Interest income from loans, including fees increased $855,985, or 38%, to $3,099,299 for the nine months ended September 30, 2003. This increase in interest income was partially offset by increased interest expense, which totaled $1,336,901 for the nine months ended September 30, 2003 compared to $1,068,700 in 2002. The increase in net interest income is due to the overall growth in the volume of interest earning assets, partially offset by decreases in overall weighted average interest rates. The net interest margin realized on earning assets and the interest rate spread were 3.79% and 3.46%, respectively, for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the net interest margin was 4.14% and the interest rate spread was 3.44%.

For the quarter ended September 30, 2003, total interest income totaled $1,410,873 as compared to $1,001,704 for the same period in 2002. This increase was partially offset by increased interest expense, which totaled $453,064 for the quarter ended September 30, 2003 compared to $368,512 for the same period in 2002. The increase in net interest income is due to the overall growth in interest earning assets. For the quarter ended September 30, 2003, the net interest margin was 3.40% and the interest rate spread was 3.16%. For the quarter ended September 30, 2002, the net interest margin was 4.21% and the interest rate spread was 3.73%.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank’s net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2003, the bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $210,500 for the nine months ended September 30, 2003 as compared to $197,200 for the nine months ended September 30, 2002. The provision charged to expense was $87,500 for the quarter ended September 30, 2003 as compared to $90,200 for the quarter ended September 30, 2002. The change in the provision has been a result of management’s efforts to increase the allowance to match the growth in the loan portfolio. The loan portfolio increased by approximately $8.1 million during the quarter ended September 30, 2003. The allowance for loan losses was 1.28% of gross loans at September 30, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate

COASTAL BANKING COMPANY, INC.

maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. In addition, regulatory agencies periodically review our allowance for loan losses as part of their examination process, and they may require us to record additions to the allowance based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income for the nine months ended September 30, 2003 totaled $590,126 as compared to $350,571 for the nine months ended September 30, 2002. Noninterest income for the quarter ended September 30, 2003 was $217,957 compared to $163,524 for the same period in 2002. These increases in noninterest income were primarily due to an increase in residential mortgage origination fees. Lower market interest rates created significant refinancing volume in the residential mortgage market and we were able to grow our business in this area with additional personnel added for the 2003 period. We do not expect our business in this area to continue at this rate if interest rates begin to rise. Service charges on deposit accounts grew as the number of accounts increased in 2003 as compared to 2002. The Company also recognized a gain on the sale of certain investment securities available-for-sale totaling $33,670 during the nine months ended September 30, 2003 compared to a gain of $33,788 for the same period in 2002.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2003 was $1,840,729 as compared to $1,309,003 for the same period in 2002. Total noninterest expense increased to $725,428 for the quarter ended September 30, 2003 compared to $452,325 during the same period in 2002. Salaries and benefits, the largest component of noninterest expense, totaled $1,006,318 for the nine months ended September 30, 2003, compared to $697,285 for the same period a year ago. Salaries and benefits increased from $238,304 during the quarter ended September 30, 2002 to $388,003 during the quarter ended September 30, 2003. Salary and benefits expense increased due to an increase in commissions on the higher level of mortgage fee revenue. Other operating expenses were $631,488 for the nine months ended September 30, 2003 as compared to $444,175 for the nine months ended September 30, 2002 and were $247,916 for the quarter ended September 30, 2003 as compared to $155,008 for the quarter ended September 30, 2002. These increases in noninterest expenses are due to the continued growth of the bank.

Income Taxes

Income tax expense for the nine months ended September 30, 2003 was $318,767 compared to income tax expense of $188,220 for the same period in 2002. Income tax expense was $126,749 for the quarter ended September 30, 2003 compared to $86,331 for the same period in 2002. The effective tax rate was 35% for the nine months ended September 30, 2003 and 34% for the nine months ended September 30, 2002. The effective tax rate was 35% and 34% for the quarters ended September 30, 2003 and 2002, respectively.

Assets and Liabilities

During the first nine months of 2003, total assets increased $21,321,871, or 28%, when compared to December 31, 2002. The primary source of growth in assets was net loans, which increased $14,576,783, or 30%, during the first nine months of 2003 and investment securities available-for-sale, which increased $5,790,947, or 39%, during the first nine months of 2003. Total deposits increased $20,845,199, or 32%, from the December 31, 2002 amount of $65,947,791.

Investment Securities

Investment securities available-for-sale increased to $20,563,115 at September 30, 2003 from $14,772,168 at December 31, 2002. This increase was the result of an increase in deposits being invested in securities. All of the bank’s marketable investment securities were designated as available-for-sale at September 30, 2003.

COASTAL BANKING COMPANY, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Premises and Equipment

Premises and equipment, net of depreciation, totaled $2,947,035 at September 30, 2003. The premises and equipment balance remained stable from December 31, 2002 to September 30, 2003 as additions and depreciation expense were approximately equal.

During 2002, the bank successfully established a loan production office to service the Bluffton Market area. Based on the success of the establishment of the loan production office, the Company decided to move forward with a full service branch to serve this market. We decided that leasing a branch facility was in our best interest as opposed to constructing our own building. Therefore, we entered into a lease to open our first branch at Moss Creek Village, Bluffton, South Carolina. The Moss Creek Village Branch opened June 11, 2003 as a full service facility.

Loans

Gross loans totaled $64,466,000 at September 30, 2003, an increase of $14,777,000, or 30%, since December 31, 2002. The largest increase in loans was in real estate – mortgage loans, which increased $6,562,000, or 36%, to $24,947,000 at September 30, 2003. Real estate — construction loans increased $5,871,000 during the nine months ended September 30, 2003. Balances within the major loans receivable categories as of September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
Real estate - construction	$16,803,000	$10,932,000
Real estate - mortgage	24,947,000	18,385,000
Commercial and industrial	19,748,000	17,391,000
Consumer and other	2,968,000	2,981,000

	$64,466,000	$49,689,000

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30, 2003	December 31, 2002
Loans: Nonaccrual loans	$-	$235,272

Accruing loans more than 90 days past due	$-	$-

Loans identified by the internal review mechanism:

Criticized	$101,110	$239,267

Classified	$659,462	$-

The increase in classified loans is due to downgrading one loan and classifiying several new loans. The increase is due to the enhanced credit review that the files have gone through. The bank has an annual review process on large credits which accounts for any downgrades. The majority of the loans in question are real estate secured with no significant losses expected if any.

COASTAL BANKING COMPANY, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Risk Elements in the Loan Portfolio, continued

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2003	2002
Balance, January 1,	$623,891	$431,500

Provision for loan losses for the period	210,500	197,200

Net loans (charged off) recovered for the period	(11,163)	(27,052)

Balance, end of period	$823,228	$601,648

Gross loans outstanding, end of period	$64,465,810	$46,355,589

Allowance for loan losses to gross loans outstanding	1.28%	1.30%

Deposits

At September 30, 2003 total deposits increased by $20,845,199, or 32%, from December 31, 2002. Noninterest-bearing demand deposits decreased $332,473, or 6%, and interest-bearing deposits increased $21,177,672, or 35%.

Balances within the major deposit categories as of September 30, 2003 and December 31, 2002 as follows:

	September 30, 2003	December 31, 2001
Noninterest-bearing demand deposits	$5,616,462	$5,948,935
Interest-bearing demand deposits	43,989,727	23,868,354
Savings deposits	756,696	643,919
Certificates of deposit $100,000 and over	14,214,150	15,845,616
Other time deposits	22,215,955	19,640,967

	$86,792,990	$65,947,791

Liquidity

Our liquidity needs include the funding of loans, purchases of operating assets, etc. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 74% at September 30, 2003 and 80% at December 31, 2002.

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

Liquidity, continued

excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

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

Loans sold with limited resource are 1-4 family residential mortgages originated by the company and sold to various other financial institutions. These loans are sold with the agreement that a loan may be returned to the company within 90 days of any one of the loan’s first four payments being missed. Our exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans sold have ever been returned to the company, the total loans sold with limited resource amount does not necessarily represent future cash requirements. Our company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments.

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2003:

Commitments to extend credit	$14,304,000
Loans sold with limited recourse	$13,460,000
Standby letters of credit	$75,610

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although our loan portfolio is diversified, a substantial portion of our borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County and surrounding areas.

We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At September 30, 2003, unused lines of credit totaled $5,200,000.

Capital Resources

Total shareholders’ equity increased from $9,037,000 at December 31, 2002 to $9,455,967 at September 30, 2003. This increase was attributable to net earnings for the period, partially offset by a decrease of $176,923 in the fair value of securities available-for-sale, net of tax.

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

COASTAL BANKING COMPANY, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Capital Resources, continued

The following table summarizes the bank’s risk-based capital ratios at September 30, 2003:

Tier 1 capital (to risk-weighted assets)	11.00%
Total capital (to risk-weighted assets)	12.18%
Tier 1 capital (to total average assets)	7.89%

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2003.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

COASTAL BANKING COMPANY, INC.

PART II – OTHER INFORMATION

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
(d)    Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b) Reports on Form 8-K – The following reports were filed on Form 8-K during the quarter ended September 30, 2003.

The Company filed a Form 8-K on July 18, 2003 to disclose the issuance of a press release announcing its financial results for second quarter ended June 30, 2003.

COASTAL BANKING COMPANY, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003	By: /s/ RANDOLPH C. KOHN Randolph C. Kohn President and Chief Executive Officer

Date: November 12, 2003	By: /s/ CHARLIE T. LOVERING, JR. Charlie T. Lovering, Jr. Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number              Description

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.