Form 10KSB
period 2003-12-31
COASTAL BANKING CO INC
filed 2004-03-30
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
or
Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission file no. 333-86371

Coastal Banking Company, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	58-2455444
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

36 Sea Island Parkway
Beaufort, S.C.	29901
(Address of Principal Executive Offices)	(Zip Code)

        (843) 522-1228
Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes    X      No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer’s revenues (total interest income plus noninterest income) for its most recent fiscal year was $5,949,097. As of March 26, 2004, 995,695 shares of Common Stock were issued and outstanding.

        The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 26, 2004 is $12,911,918. This calculation is based upon an estimate of the fair market value of the Common Stock of $17.25 per share, which was the price of the last trade of which management is aware prior to this date.

         Transitional Small Business Disclosure Format. (Check one):    Yes        No   X

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's 2003 Annual Report                                                                               Part III
 Portions of the company's Proxy Statement for the 2004 Annual Meeting of Shareholders    Part II

Item 1. Description of Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	changes in monetary and tax policies;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

        In December 1999, we completed our initial public offering and sold a total of 995,695 shares of common stock at $9.52 per share (the price per share and number of shares has been adjusted to reflect a five percent stock dividend effective December 31, 2003). The offering raised $8,909,624 net of estimated underwriting discounts and commissions. We used approximately $6,700,000 of the proceeds to capitalize the bank. On May 10, 2000, we opened the bank. The principal activity of the bank is to provide banking services to domestic markets, principally in Beaufort County, South Carolina.

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

Lending Activities

    General. We emphasize a range of lending services, including real estate, commercial, and consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in the bank’s market area. We compete for these loans with competitors who are well established in the Beaufort County area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers.

     Loan Approval and Review. The bank’s loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the directors’ loan committee. Loans in excess of the directors’ loan committee’s limits must be approved by the full board of directors. The bank will not make any loans to any director, officer, or employee of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank. The bank currently adheres to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The bank currently sells its mortgage loans on the secondary market, but may choose to hold them in the portfolio in the future.

    Lending Limits. The bank’s lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. These limits will increase or decrease as the bank’s capital increases or decreases. Based upon the bank’s current capitalization of $8,895,757, the bank has a self-imposed loan limit of $1,200,927 which represents 90% of our anticipated legal lending limit of $1,334,364. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

    Real Estate and Mortgage Loans. Loans secured by first or second mortgages on real estate make up approximately 75% of the bank’s loan portfolio. These loans generally fall into one of three categories: commercial real estate loans, construction and development loans, or residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity loans are not included because they are classified as consumer loans, which are discussed below. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank generally charges an origination fee for each loan.

        Real estate loans are subject to the same general risks as other loans. They are particularly sensitive to fluctuations in the value of real estate, which is generally the underlying security for real estate loans. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan.

        We have the ability to originate real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

o	Commercial Real Estate Loans. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We generally require that debtor cash flow exceed 115% of monthly debt service obligations. We typically review all of the personal financial statements of the principal owners and require their personal guarantees. These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

o	Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to eighteen months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

o	cost overruns;
o	mismanaged construction;
o	inferior or improper construction techniques;
o	economic changes or downturns during construction;
o	a downturn in the real estate market;
o	rising interest rates which may prevent sale of the property; and
oo	failure to sell completed projects in a timely manner.

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

        Equipment loans typically are made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. We focus our efforts on commercial loans less than $500,000. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal typically be repaid as the assets securing the loan are converted into cash, and in other cases principal typically be due at maturity. Asset based lending, leasing, and factoring are offered through third party vendors who can handle the paper work and servicing and generally assume most of the credit risk. Trade letters of credit, standby letters of credit, and foreign exchange are handled through a correspondent bank as agent for the bank.

        We offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which may help to reduce the bank ‘s risk. Government guarantees of SBA loans will not exceed 80% of the loan value and will generally be less.

        The well established banks in the Beaufort County area make proportionately more loans to medium to large-sized businesses than we do. Many of the bank’s commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

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

        We also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit generally are the same as those for first mortgage loans. Home equity lines of credit will typically have terms of 15 years or less, will typically carry balances less than $125,000, and may extend up to 90% of the available equity of each property.

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

Other Banking Services

        The bank offers other bank services including drive up ATMs, safe deposit boxes, traveler’s checks, direct deposit, U.S. Savings Bonds, banking by mail, and internet banking. The bank is associated with the Plus and Cirrus ATM networks, which may be used by its customers throughout Beaufort County and other regions. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and attract customers who are accustomed to the convenience of using ATMs. We do not expect the bank to exercise trust powers during its first few years of operation.

Market Share

        As of June 30, 2003, total deposits in the bank’s primary service area were approximately $1,076,356,000, which represented a 18.15% deposit growth rate from June 30, 2002. Our plan over the next two years is to grow our deposit base to $145 million. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish this objective.

Employees

        As of March 26, 2004, our bank has 25 employees, and our company has no employees other than its officers, who are also employees of the bank.

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

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

USA Patriot Act of 2001

        In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which is not effective until October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

o	Allows check truncation without making it mandatory;

o	Demands that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

o	Legalizes substitutions for and replacements of paper checks without agreement from consumers;

o	Keeps in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

o	Cautions that when accountholder’s request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

o	Requires recrediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

        This new legislation will likely have a dramatic impact on bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

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

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The company’s common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, the company is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in “Lowcountry National Bank – Dividends.” The company is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the company is expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which the company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities.

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

        South Carolina State Regulation. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of banking or nonbanking institutions or assets, and we must file periodic reports with respect to our financial condition and operations, management, and intercompany relationships between the company and its subsidiaries.

Lowcountry National Bank

        The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

        The Office of the Comptroller of the Currency and the FDIC regulates or monitors virtually all areas of the bank’s operations, including:

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

        The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency will also require the bank to prepare quarterly reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

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

        National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board thirty days’ prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

        Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation (FICO) bonds issued in the late 1980s as part of the government rescue of the thrift industry. Although we pay a quarterly FICO assessment, the FDIC assessment rate on our bank deposits currently is zero. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

        Transactions With Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

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

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.

    Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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

        The Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

        The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

o	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

o	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Lowcountry National Bank also are subject to:

o	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
o	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either the company or the bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

        Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Initially, we will qualify as “well capitalized.”

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

        A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

        These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

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

        Enforcement Powers. The Financial Institution Report Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

        During 2002, we successfully established a loan production office to service the Bluffton Market area. Based on the success of the establishment of the loan production office, we decided to move forward with a full service branch to serve this market. We decided that leasing a branch facility was in the bank’s best interest as opposed to constructing our own building. To that end, we entered into a lease to open our first branch at Moss Creek Village, Bluffton, SC. The Moss Creek office became fully operational during the second quarter of 2003.

Item 3. Legal Proceedings.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

        In response to this Item, the information contained on page 39 of the company’s annual report to shareholders for the year end December 31, 2003 incorporated herein by reference.

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        In response to this Item, the information contained on pages 5 through 17 of the company’s annual report to shareholders for the year end December 31, 2003 incorporated herein by reference.

Item 7. Financial Statements.

        In response to this Item, the information contained on pages 18 through 38 of the company’s annual report to shareholders for the year end December 31, 2003 incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On March 20, 2002, we dismissed and replaced the firm of Tourville, Simpson & Caskey, L.L.P., with Elliot Davis, LLC as our auditors effective as of that date. The decision to change accountants was approved by the audit committee and the board of directors of our company.

        The reports of Tourville, Simpson & Caskey on the company’s financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

        In connection with the audits of the company’s financial statements for the fiscal year ended December 31, 2001 and in the subsequent interim period, there were no disagreements with Tourville, Simpson & Caskey on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Tourville, Simpson & Caskey, would have caused Tourville, Simpson & Caskey to make reference to the matter in their report. During the fiscal year ended December 31, 2001 and in the subsequent interim period, there were no “reportable events” to describe as specified in Item 304(a)(1)(iv)(B) of Regulation S-B.

        On March 20, 2002, the company engaged Elliott Davis, LLC as its independent auditors for the fiscal year ending December 31, 2002, to audit the company’s financial statements. During the company’s most recent fiscal year and the subsequent interim period preceding the engagement of Elliott Davis, LLC, we did not consult Elliott Davis, LLC on any matter requiring disclosure under Item 304(a)(2) of Regulation S-B.

Item 8A. Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2003.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        In response to this Item, the information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004 incorporated herein by reference.

Item 10. Executive Compensation.

        In response to this Item, the information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004 incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

        In response to this Item, additional information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004 incorporated herein by reference.

        The following table sets forth equity compensation plan information at December 31, 2003. All per share amounts and number of shares outstanding have been adjusted to reflect a five percent stock dividend effective December 31, 2003.

Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans (c)
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (a)	warrants and rights (b)	reflected in column(a))
Equity compensation	149,354	$9.85	21,133
plans approved by
security holders(1)
Equity compensation	204,750	$9.52	-
plans not approved by
security holders and
Organizer warrants(2)
Total	354,104	-	21,133

(1)	The number of shares of common stock available under the 2000 Coastal Banking Company Stock Incentive Plan is currently 149,354, and it will automatically increase each time we issue additional shares so that it continues to equal 15% of our total outstanding shares.

(2)	In connection with our initial public offering in 1999, we issued 212,000 (adjusted for stock dividends) warrants to our organizing directors at an exercise price of $9.52 per share with a term of 10 years, and we issued an option to one of our consultants for 10,500 shares at $9.52 per share. During 2003, 17,500 of these warrants expired related to one former director. See our description of “Stock Warrants” below.

Stock Warrants

        Each of our organizers has received, for no additional consideration, a warrant to purchase one share of common stock for $9.52 per share for each share purchased during our initial public offering. The warrants are represented by separate warrant agreements. One third of the warrants vest on each of the first three anniversaries of the date our bank opened for business, and they are exercisable in whole or in part during the ten year period following that date. The warrants may not be assigned, transferred, pledged, or hypothecated in any way. The shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the OCC or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

Item 12. Certain Relationships and Related Transactions.

        In response to this Item, the information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004 incorporated herein by reference.

Item 13.Exhibits, List and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-86371).

3.2.	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-86371).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form SB-2, File No. 333-86371).

4.1	See Exhibits 3.1, 3.2, and 3.3 for provisions in the company’s Articles of Incorporation and Bylaws defining the rights of holders’ of the common stock (incorporated by reference to Exhibits 3.1 and 3.2 of the Registration Statement on Form SB-2, File No. 333-86371).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-86371).

5.1	Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-86371).

10.1	Employment Agreement dated August 12, 1999 between the company and Randolph Kohn (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-86371).

10.5	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-86371).

10.6	Coastal Banking Company, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ended December 31, 2002, File No. 333-86371).

10.7	Lease Agreement between Lowcountry National Bank and Bright O’Hare Moss Creek Partnership, dated January 14, 2003 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ended December 31, 2002, File No. 333-86371).

13.1.	Company’s 2003 Annual Report

21	Subsidiaries of the Company

24	Power of Attorney (contained as part of the signature pages herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b) Reports on Form 8-K The following reports were filed on Form 8-K during the fourth quarter ended December 31, 2003.

99.1	On October 17, 2003, Coastal Banking Company, Inc., holding company for Lowcountry National Bank, issued a press release announcing its financial results for the third quarter ended September 30, 2003.

Item 14 Principal Accountant Fees and Services

        In response to this Item, the information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004 incorporated herein by reference.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        COASTAL BANKING COMPANY, INC.

Date: March 26, 2004                                                                       By: /s/ Randolph C. Kohn
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

/s/ Marjorie Trask Gray Marjorie Trask Gray, DMD	Director	March 26, 2004

/s/ Dennis O. Green Dennis O. Green, CPA	Director, Vice- Chairman of the Board	March 26, 2004

/s/ Mark B. Heles Mark B. Heles	Director	March 26, 2004

/s/ James W. Holden James W. Holden, Jr. DVM	Director	March 26, 2004

/s/ Ladson F. Howell Ladson F. Howell	Director Chairman of the Board	March 26, 2004

/s/ James C. Key James C. Key	Director	March 26, 2004

/s/ Randolph C. Kohn Randolph C. Kohn	Director President and Chief Executive Officer	March 26, 2004

/s/ Ron Lewis /s/ Ron Lewis	Director	March 26, 2004

/s/ Charlie T. Lovering Charlie T. Lovering	Executive Vice President & Chief Financial Officer	March 26, 2004

/s/ Lila N. Meeks Lila N. Meeks	Director	March 26, 2004

/s/ Robert B. Pinkerton Robert B. Pinkerton	Director	March 26, 2004

/s/ John M. Trask, III /s/ John M. Trask, III	Director	March 26, 2004

/s/ Matt A. Trumps Matt A. Trumps	Director	March 26, 2004

Item 13. Exhibits, List and Reports on Form 8-K.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-86371).

3.2	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-86371).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form SB-2, File No. 333-86371).

4.1	See Exhibits 3.1, 3.2, and 3.3 for provisions in the company’s Articles of Incorporation and Bylaws defining the rights of holders’ of the common stock (incorporated by reference to Exhibits 3.1 and 3.2 of the Registration Statement on Form SB-2, File No. 333-86371).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-86371).

5.1	Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-86371).

10.1	Employment Agreement dated August 12, 1999 between the company and Randolph Kohn (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-86371).

10.5	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-86371).

10.6	Coastal Banking Company, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Form 10-KSB for the period ended December 31, 2002, File No. 333-86371).

10.7	Lease Agreement between Lowcountry National Bank and Bright O’Hare Moss Creek Partnership, dated January 14, 2003 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ended December 31, 2002, File No. 333-86371).

13.1.	Company’s 2003 Annual Report

21	Subsidiaries of the Company

24	Power of Attorney (contained as part of the signature pages herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.