Form 10QSB
period 2004-03-31
COASTAL BANKING CO INC
filed 2004-05-17
CIK 1093897

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000-28333

COASTAL BANKING COMPANY, INC.
(Exact name of registrant as specified in its charter)

South Carolina	57-1076099
(State of other jurisdicion of incorporation)	(I.R.S. Employer Identification No.)

36 Sea Island Parkway
Beaufort, SC 29902
(Address of principal executive
offices, including zip code)

(843) 522-1228
(Issuer's telephone number, including area code)
___________________________________________

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes     X        No

State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable date:

995,695 shares of common stock, $.01 par value, were issued and outstanding on May 14, 2004

          Transitional Small Business Disclosure Format (check one): Yes      No  X

COASTAL BANKING COMPANY, INC.

Index

Page No.
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - March 31, 2004 and December 31, 2003	3

Consolidated Statements of Operations - Three months ended March 31, 2004 and 2003	4

Consolidated Statements of Comprehensive Income - Three months ended March 31, 2004 and 2003	5

Consolidated Statement of Cash Flows - Three months ended March 31, 2004 and 2003	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8-13

Item 3. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	14

(a) Exhibits	14

(b) Reports on Form 8-K	14

COASTAL BANKING COMPANY, INC.

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

	March 31,	December 31,
	2004	2003
	(unaudited)	(audited)
Assets
Cash and due from banks	$444,790	205,082
Federal funds sold	750,000	-

Cash and cash equivalents	1,194,790	205,082

Investment securities available-for-sale	28,018,491	31,274,470
Investment securities held-to-maturity	5,365,102	3,421,218
Other investments	1,007,150	859,950
Loans held-for-sale	793,895	124,202
Loans, net	73,180,269	67,488,128
Premises and equipment, net	2,927,769	2,965,183
Cash value of life insurance	2,014,954	-
Accrued interest receivable and other assets	2,129,101	1,535,822

	$116,631,523	107,874,055

Liabilities and Shareholders' Equity
Deposits:
Demand	$7,548,867	5,066,772
Money market and NOW accounts	52,104,389	49,685,955
Savings	882,740	898,816
Time	29,108,452	25,431,294
Time over $100,000	16,334,762	15,352,750

Total deposits	105,979,210	96,435,587

Federal funds purchased	-	600,000
Accrued interest payable and other liabilities	557,910	1,085,001

Total liabilities	106,537,120	98,120,588

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares authorized;
995,695 shares issued and outstanding	9,957	9,957
Additional paid-in capital	9,482,517	9,482,517
Retained earnings	456,343	177,398
Accumulated other comprehensive income	145,586	83,595

Total shareholders' equity	10,094,403	9,753,467

Total liabilities and shareholders' equity	$116,631,523	107,874,055

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Interest income:
Interest and fees on loans	$1,164,526	923,683
Interest on investment securities	356,681	173,904
Interest on federal funds sold	4,173	6,111
Interest on interest-bearing deposits	6,423	5,573

Total interest income	1,531,803	1,109,271

Interest expense:
Interest expense on deposits	514,705	425,696
Interest expense on federal funds purchased	778	307

Total interest expense	515,483	426,003

Net interest income	1,016,320	683,268

Provision for loan losses	76,100	73,000

Net interest income after provision for loan losses	940,220	610,268

Other income:
Service charges on deposit accounts	45,392	47,872
Residential mortgage origination fees	50,201	114,141
Gain on sale of securities	82,054	14,854
Income from cash value of life insurance	14,954	-
Other operating income	1,242	1,288

Total other income	193,843	178,155

Other expenses:
Salaries and other personnel expense	379,741	279,693
Net occupancy and equipment expense	83,519	63,124
Other operating expense	251,786	181,857

Total other expenses	715,046	524,674

Earnings before income taxes	419,017	263,749

Income tax expense	140,073	97,097

Net earnings	$278,944	166,652

Basic earnings per share	$.28	.18

Diluted earnings per share	$.28	.18

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Net earnings	$278,944	166,652

Other comprehensive income, net of tax:
Unrealized gains (losses) on investment
securities available-for-sale:
Unrealized gains arising during the period, net of tax
of $59,834 and $3,551, respectively	116,148	6,893

Reclassification adjustment for gains in net earnings,
net of tax of $27,898 and $5,645, respectively	(54,156)	(9,209)

Other comprehensive income (loss)	61,992	(2,316)

Comprehensive income	$340,936	164,336

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings	$278,944	166,652
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Provision for loan losses	76,100	73,000
Depreciation, amortization and accretion	52,135	54,352
Gain on sale of securities	(82,054)	(14,854)
Change in loans held for sale	(669,693)	2,092,528
Increase in cash surrender value life insurance	(14,954)	-
Change in other	(1,152,305)	(382,512)

Net cash provided by operating activities	(1,511,826)	1,989,166

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	5,224,116	1,072,107
Proceeds from calls, maturities and paydowns
of investment securities available-for-sale	2,407,423	2,788,449
Purchases of investment securities available-for-sale	(4,207,220)	(6,675,514)
Purchases of investment securities held-to-maturity	(1,948,190)	-
Purchases of other investments	(147,200)	(79,200)
Net change in loans	(5,768,241)	(6,426,606)
Purchases of premises and equipment	(2,505)	(52,124)
Purchase of cash surrender value life insurance	(2,000,000)	-

Net cash used by investing activities	(6,441,817)	(9,372,888)

Cash flows from financing activities:
Net change in deposits	9,543,623	7,049,303
Net change in federal funds purchased	(600,000)	-

Net cash provided by financing activities	8,943,623	7,049,303

Net change in cash and cash equivalents	989,980	(334,419)

Cash and cash equivalents at beginning of the period	205,082	4,190,914

Cash and cash equivalents at end of the period	$1,195,062	3,856,495

Noncash investing activities:
Change in unrealized gain/loss on securities
available-for-sale, net of tax	$61,992	(2,316)

Supplemental Information:
Interest paid	$551,637	546,680

Taxes paid	$336,549	97,097

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2004 and for the interim periods ended March 31, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2003 Form 10-KSB.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein. Actual results could differ from those estimates.

Note 2 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Stock options and warrants outstanding were not dilutive at March 31 2004 or 2003; therefore only basic net income per share is presented. For the quarters ended March 31, 2004 and 2003, weighted average shares outstanding were 995,695 and 948,281, respectively. The weighted average shares outstanding when calculating earnings per share amounts have been adjusted for the stock dividend declared on February 19, 2004.

COASTAL BANKING COMPANY, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2004 compared to December 31, 2003, and the results of operations for the three months ended March 31, 2004 and 2003. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report.

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

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

Results of Operations

Net Interest Income

For the three months ended March 31, 2004, net interest income totaled $1,016,000 as compared to $683,000 for the same period in 2003. Interest income from loans, including fees, increased $241,000 or 26% to $1,165,000 for the three months ended March 31, 2004. This increase in income was partially offset by increased interest expense, which totaled $515,000 for the three months ended March 31, 2004 compared to $426,000 in 2003. The increase in net interest income is due to the overall growth in the volume of interest earning assets, partially offset by decreases in overall weighted average interest rates. The net interest margin realized on earning assets and the interest rate spread were 3.78% and 3.59%, respectively, for the three months ended March 31, 2004. For the quarter ended March 31, 2003, the net interest

COASTAL BANKING COMPANY, INC.

margin was 3.65% and the interest rate spread was 3.22%.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Bank’s net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2004, the Bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

COASTAL BANKING COMPANY, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $76,000 for the three months ended March 31, 2004 as compared to $73,000 for the three months ended March 31, 2003. The increase in the provision has been a result of management’s efforts to increase the allowance to match the mix in the loan portfolio. The loan portfolio increased by approximately $5,692,000 during the three months ended March 31, 2004 as compared to $6,354,000 during the three months ended March 31, 2003. The allowance for loan losses was 1.26% of gross loans at March 31, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income for the three months ended March 31, 2004 totaled $194,000 as compared to $178,000 for the three months ended March 31, 2003. The increase in noninterest income was due to the gain recognized on sale of investment securities available-for-sale during the three months ended March 31, 2004 as compared to the same period in 2003. The change is also attributable to the increase in value of cash surrender value life insurance during 2004.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2004 was $715,000 as compared to $525,000 for the same period in 2003. Salaries and benefits, the largest component of noninterest expense, totaled $380,000 for the three months ended March 31, 2004, compared to $280,000 for the same period a year ago. Salaries and benefits expense increased due to an increase in commissions on the higher level of mortgage fee revenue. Other operating expenses were $252,000 for the three months ended March 31, 2004 as compared to $182,000 for the three months ended March 31, 2003. These increases in noninterest expenses are due to the continued growth of the Bank.

Income Taxes

The income tax expense for the three months ended March 31, 2004 was $140,000 compared to income tax expense of $97,000 for the same period in 2003. The effective tax rate was 33% for the three months ended March 31, 2004 and 37% for the three months ended March 31, 2003.

Net Earnings

The combination of the above factors resulted in net earnings of $279,000 for the three months ended March 31, 2004 compared to net earnings for the three months ended March 31, 2003 of $167,000. Net earnings per share was $.28 for the three months ended March 31, 2004 compared to net earnings per share of $.18 for the same period in 2003. Basic and diluted earnings per share are the same during both periods presented, due to the fact, that the effect of any potential common stock equivalents would be anti-dilutive. The weighted average shares outstanding when calculating earnings per share amounts have been adjusted for the stock dividend declared on February 19, 2004.

COASTAL BANKING COMPANY, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Assets and Liabilities

During the first three months of 2004, total assets increased $8,757,000, or 8%, when compared to December 31, 2003. The primary sources of growth in assets were net loans, which increased $5,692,000, or 8%, during the first three months of 2004, and cash value of life insurance, which increased $2,000,000 due to the purchase of cash surrender value life insurance during the first three months of 2004. Total deposits increased $9,544,000, or 10%, from the December 31, 2003 amount of $96,435,587.

Investment Securities

Investment securities available-for-sale decreased $3,256,000 from $31,274,470 at December 31, 2003 to $28,018,000 at March 31, 2004. Investment securities held-to-maturity increased $1,944,000 from $3,421,000 at December 31, 2003 to $5,365,000 at March 31, 2004.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $2,928,000 at March 31, 2004. The decrease of $37,000 from the December 31, 2003 amount of $2,965,183 was due to no significant additions, partially offset by depreciation in the current period.

Loans

Gross loans totaled $74,918,000 at March 31, 2004, an increase of $6,564,000 or 10% since December 31, 2003. The largest increase in loans was in real estate-construction loans, which increased $2,924,000 or 16% to $20,898,000 at March 31, 2004. Balances within the major loans receivable categories as of March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003

Real estate - construction	$20,898,000	17,974,000
Real estate - mortgage	43,655,000	42,303,000
Commercial and industrial	7,563,000	5,354,000
Consumer and other	2,802,000	2,723,000

	$74,918,000	68,354,000

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31, 2004	December 31, 2003

Loans: Nonaccrual loans	$126,000	47,000
Accruing loans more than 90 days past due	$321,000	326,000
Loans identified by the internal review mechanism:
Criticized	$99,000	100,000
Classified	$653,000	682,000

COASTAL BANKING COMPANY, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Risk Elements in the Loan Portfolio – continued

Activity in the Allowance for Loan Losses at March 31, 2004 and 2003 is as follows:

	2004	2003

Balance, January 1,	$866,228	623,891
Provision for loan losses for the period	76,100	73,000
Net loans (charged off) recovered for the period	1,151	5,000

Balance, end of period	$943,479	701,891

Gross loans outstanding, end of period	$74,917,643	56,121,297

Allowance for loan losses to gross loans outstanding	1.26%	1.25%

Deposits

At March 31, 2004 total deposits increased by $9,544,000, or 10%, from December 31, 2003. Noninterest-bearing demand deposits increased $2,482,000, or 49%, and interest-bearing deposits increased $7,062,000, or 8%.

Balances within the major deposit categories as of March 31, 2004 and December 31, 2003 as follows:

	March 31, 2004	December 31, 2003

Noninterest-bearing demand deposits	$7,549,000	5,067,000
Interest-bearing demand deposits	52,104,000	49,686,000
Savings deposits	883,000	899,000
Certificates of deposit $100,000 and over	16,335,000	15,353,000
Other time deposits	29,108,000	25,431,000

	$105,979,000	96,436,000

Liquidity

The Company’s liquidity needs include the funding of loans, purchases of operating assets, etc. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 69% at March 31, 2004 and 70% at December 31, 2003.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and loans sold with limited recourse. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company’s exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

COASTAL BANKING COMPANY, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Liquidity – continued

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

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. These loans are sold with the agreement that a loan may be returned to the Company within 90 days of any one of the loan’s first four payments being missed. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans sold have ever been returned to the Company, the total loans sold with limited recourse amount does not necessarily represent future cash requirements. The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments.

The following table summarizes the Company’s off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2004:

Commitments to extend credit	$17,561,000
Loans sold with limited recourse	$3,564,000
Letters of credit	$106,779

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County and surrounding areas.

We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At March 31, 2004, unused lines of credit totaled $5,200,000. Additional funds are available through sale of securities or borrowings from the FHLB.

Capital Resources

Total shareholders’ equity increased from $9,753,467 at December 31, 2003 to $10,094,000 at March 31, 2004. This increase was primarily attributable to net earnings for the period, including an increase of $62,000 in fair value of securities available-for-sale.

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

COASTAL BANKING COMPANY, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Capital Resources – continued

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Bank’s risk-based capital ratios at March 31, 2004:

Tier 1 capital (to risk-weighted assets)	9.82%
Total capital (to risk-weighted assets)	10.95%
Tier 1 capital (to total average assets)	7.21%

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

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2004.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

COASTAL BANKING COMPANY, INC.

PART II – OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)     Exhibits:

31.1     Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2     Rule 13a-14(a) Certification of the Chief Financial Officer.

32     Section 1350 Certifications.

     (b)     Reports on Form 8-K:

The following reports were filed during the period ended March 31, 2004:

On February 27, 2004 the company filed a Form 8-K to announce that its Board of Directors declared a 5% stock dividend to be effective on March 26, 2004.

On January 29, 2004 the company filed a Form 8-K to announce its financial results for the period ended December 31, 2003.

Items 1, 2, 3, and 5 are not applicable.

COASTAL BANKING COMPANY, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ RANDOLPH C. KOHN Randolph C. Kohn President & Chief Executive Officer

Date: May 17, 2004	By: /s/ CHARLIE T. LOVERING, JR. Charlie T. Lovering, Jr. Chief Financial Officer

COASTAL BANKING COMPANY, INC.

INDEX TO EXHIBITS

Exhibit
Number           Description

31.1          Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2          Rule 13a-14(a) Certification of the Chief Financial Officer.

32             Section 1350 Certifications.