Form 10KSB/A
period 2003-12-31
COASTAL BANKING CO INC
filed 2004-05-25
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/Amendment No. 1

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
or
Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission file no. 333-86371

Coastal Banking Company, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	00-28333
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

36 Sea Island Parkway
Beaufort, S.C.	29901
(Address of Principal Executive Offices)	(Zip Code)

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

         Transitional Small Business Disclosure Format. (Check one):    Yes        No   X

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's 2003 Annual Report                                                                               Part III
 Portions of the company's Proxy Statement for the 2004 Annual Meeting of Shareholders    Part II

   EXPLANATORY NOTE

This 10-KSB/Amendment No. 1 is being filed to amend Exhibit 13 – 2003 Annual Report of the Company. The Consolidated Statements of Cash Flows found on page 23 of the report have been revised to reflect an adjustment to “change in other assets and liabilities” for the year ended December 31, 2003 from (599,860) in the original filing to (636,010) in the amendment attached hereto as Exhibit 13A. No other changes have been made to the original 10-KSB for the period ended December 31, 2003.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        COASTAL BANKING COMPANY, INC.

Date: May 24, 2004                                                                       By: /s/ Randolph C. Kohn
                                                                                                           President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, thsi report has been signed below b the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ * Marjorie Trask Gray, DMD	Director

/s/ * Dennis O. Green, CPA	Director, Vice- Chairman of the Board

/s/ * Mark B. Heles	Director

/s/ * James W. Holden, Jr. DVM	Director

/s/ * Ladson F. Howell	Director Chairman of the Board

/s/ * James C. Key	Director

/s/ Randolph C. Kohn Randolph C. Kohn	Director President and Chief Executive Officer	May 24, 2004

/s/ * /s/ Ron Lewis	Director

/s/ * Charlie T. Lovering	Executive Vice President & Chief Financial Officer

/s/ * Lila N. Meeks	Director

/s/ * Robert B. Pinkerton	Director

/s/ * /s/ John M. Trask, III	Director

/s/ * Matt A. Trumps	Director

/s/ Randolph C. Kohn Randolph C. Kohn As Attorney-in-Fact	May 24, 2004

Exhibit List ..

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-86371).

3.2	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-86371).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form SB-2, File No. 333-86371).

4.1	See Exhibits 3.1, 3.2, and 3.3 for provisions in the company’s Articles of Incorporation and Bylaws defining the rights of holders’ of the common stock (incorporated by reference to Exhibits 3.1 and 3.2 of the Registration Statement on Form SB-2, File No. 333-86371).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-86371).

5.1	Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-86371).

10.1	Employment Agreement dated August 12, 1999 between the company and Randolph Kohn (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-86371).

10.5	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-86371).

10.6	Coastal Banking Company, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Form 10-KSB for the period ended December 31, 2002, File No. 333-86371).

10.7	Lease Agreement between Lowcountry National Bank and Bright O’Hare Moss Creek Partnership, dated January 14, 2003 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ended December 31, 2002, File No. 333-86371).

13.1.	Company’s 2003 Annual Report (incorporated by reference to Exhibit 13.1 of the Form 10-KSB for the period ended December 31, 2003, File No. 000-28333).

13A	Company’s Amended 2003 Annual Report.

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB for the period ended December 31, 2003, File No. 000-28333).

24	Power of Attorney (incorporated by reference to Signature Page of the Form 10-KSB for the period ended December 31, 2003, File No. 000-28333).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

5