Form 10QSB
period 2004-06-30
COASTAL BANKING CO INC
filed 2004-08-16
CIK 1093897

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

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

1,006,179 shares of common stock, $.01 par value, were issued and outstanding on August 8, 2004

          Transitional Small Business Disclosure Format (check one): Yes      No  X

COASTAL BANKING COMPANY, INC.

Index

Page No.
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets - June 30, 2004 and December 31, 2003	3
Consolidated Statements of Earnings - Three Months and Six Months Ended June 30, 2004 and 2003	4
Consolidated Statements of Comprehensive Income - Six Months Ended June 30, 2004 and 2003	5
Consolidated Statement of Cash Flows - Six Months Ended June 30, 2004 and 2003	6
Notes to Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-17
Item 3. Controls and Procedures	17
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security HOlders	18
Item 6. Exhibits and Reports on Form 8-K	18
(a) Exhibits	18
(b) Reports on Form 8-K	18-19

COASTAL BANKING COMPANY, INC.

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Cash and due from banks	$2,266,072	205,082
Federal funds sold	2,569,000	-

Cash and cash equivalents	4,835,072	205,082
Investment securities available-for-sale	26,450,629	31,274,470
Investment securities held-to-maturity	5,906,534	3,421,218
Other investments	1,007,150	859,950
Loans held-for-sale	912,257	124,202
Loans, net	83,674,789	67,488,128
Premises and equipment, net	2,889,780	2,965,183
Cash value of life insurance	2,037,385	-
Accrued interest receivable and other assets	1,477,325	1,535,822

	$129,190,921	107,874,055

Liabilities and Shareholders' Equity
Deposits:
Non interest-bearing	7,466,339	5,066,772
Interest-bearing	108,210,020	91,368,815

Total deposits	115,676,359	96,435,587
Federal funds purchased	-	600,000
Junior subordinated debentures	3,093,000	-
Accrued interest payable and other liabilities	522,784	1,085,001

Total liabilities	119,292,143	98,120,588

Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares authorized;
1,006,179 and 995,679 shares issued and outstanding	10,062	9,957
Additional paid-in capital	9,587,034	9,482,517
Retained earnings	698,003	177,398
Accumulated other comprehensive income (loss)	(396,321)	83,595

Total shareholders' equity	9,898,778	9,753,467

	$129,190,921	107,874,055

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Earnings

For the Three Months and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$1,284,091	987,945	2,448,617	1,911,628
Interest on investment securities	344,524	192,825	701,205	372,302
Interest on Federal funds sold	2,614	12,054	6,787	18,165
Interest on interest-bearing deposits	7,821	-	14,244	-

Total interest income	1,639,050	1,192,824	3,170,853	2,302,095

Interest expense:
Interest expense on deposits	549,835	457,580	1,064,540	883,276
Other interest expense	16,640	254	17,418	561

Total interest expense	566,475	457,834	1,081,958	883,837

Net interest income	1,072,575	734,990	2,088,895	1,418,258
Provision for loan losses	118,000	50,000	194,100	123,000

Net interest income after provision for loan losses	954,575	684,990	1,894,795	1,295,258

Other income:
Service charges on deposit accounts	48,163	48,985	93,555	96,857
Residential mortgage origination fees	88,345	125,920	138,546	240,061
Gain on sale of securities	1,795	18,817	83,849	33,671
Income from cash value of life insurance	22,431	-	37,385	-
Other operating income	1,473	291	2,715	1,580

Total other income	162,207	194,013	356,050	372,169

Other expense:
Salaries and other personnel expense	416,175	338,622	795,916	618,315
Net occupancy and equipment expense	76,216	50,290	159,735	113,414
Data Processing Fees	58,595	39,793	118,176	81,419
Other operating expense	197,757	161,922	389,962	302,153

Total other expense	748,743	590,627	1,463,789	1,115,301

Earnings before income taxes	368,039	288,376	787,056	552,126
Income tax expense	126,379	94,921	266,452	192,018

Net earnings	$241,660	193,455	520,604	360,108

Basic earnings per share	$.24	.20	.52	.38

Diluted earnings per share	$.23	.20	.50	.38

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Net earnings	$520,604	360,108

Other comprehensive income (loss), net of tax:
Unrealized gains (losses)on investment
securities available-for-sale:
Unrealized gains (losses) arising during the period, net of tax
of $218,721 and $28,484, respectively	(424,576)	55,293
Reclassification adjustment for gains in net earnings,
net of tax of $28,509 and $11,448, respectively	(55,340)	(22,223)

Other comprehensive income (loss)	(479,916)	33,070

Comprehensive income	$40,688	393,178

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings	$520,604	360,108
Adjustments to reconcile net earnings to
net cash provided (used) by operating activities:
Provision for loan losses	194,100	123,000
Depreciation, amortization and accretion	118,447	89,280
Gain on sale of securities	(83,849)	(33,671)
Change in loans held-for-sale	(788,055)	1,757,522
Increase in cash surrender value life insurance	(37,385)	-
Change in other	(256,320)	(354,314)

Net cash provided (used) by operating activities	(332,458)	1,941,925

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	7,764,445	1,900,485
Proceeds from maturities, calls and paydowns
of investment securities available-for-sale	3,630,032	5,492,296
Purchases of investment securities available-for-sale	(7,244,095)	(13,875,937)
Purchases of investment securities held-to-maturity	(2,494,429)	-
Purchases of other investments	(147,200)	(79,200)
Net change in loans	(16,380,761)	(6,707,916)
Purchases of premises and equipment	(3,938)	(238,419)
Purchase of cash surrender value life insurance	(2,000,000)	-

Net cash used by investing activities	(16,875,946)	(13,508,691)

Cash flows from financing activities:
Net change in deposits	19,240,772	19,622,721
Net change in federal funds purchased	(600,000)	-
Proceeds from issuance of junior subodinated debentures	3,093,000	-
Proceeds from exercise of stock options	104,622	-

Net cash provided by financing activities	21,838,394	19,622,721

Net change in cash and cash equivalents	4,629,990	8,055,955
Cash and cash equivalents at beginning of the period	205,082	4,190,914

Cash and cash equivalents at end of the period	$4,835,072	12,246,869

Noncash investing activities:
Change in unrealized gain/loss on securities
available-for-sale, net of tax	$(479,916)	33,070

Supplemental Information:
Taxes paid	$471,049	267,194

Interest paid	$1,091,800	963,337

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2004 and for the interim periods ended June 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2003 Form 10-KSB.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein. Actual results could differ from those estimates.

Note 2 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30.

	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Basic earnings per share:
Weighted average shares outstanding	999,456	948,281	999,456	948,281
Net income available to common
shareholders	$241,660	193,455	520,604	360,108
Basic earnings per share	$.24	$.20	$.52	$.38
Diluted earnings per share:
Weighted average shares outstanding	999,456	948,281	999,456	948,281
Net effect of the assumed exercise of
stock
options based on the treasury stock
method using average market price for the
period	43,523	33,539	44,756	3,623

Total weighted average shares and
common stock equivalents outstanding	1,042,979	981,820	1,044,212	951,904

Net income available to common
shareholders	$241,660	193,455	520,604	360,108
Diluted earnings per share	$.23	$.20	$.50	$.38

Note 3 — Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB” Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the six months and the quarters ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income:
Net income, as reported	$241,660	$193,455	$520,604	$360,108
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effect	$(17,500)	$(11,000)	$(35,000)	$(22,000)
Pro forma net income	$224,160	$182,455	$485,604	$335,108
Basic earnings share:
As reported	$.24	$.20	$.52	$.38
Pro forma	$.22	$.19	$.49	$.36
Diluted earnings share:
As reported	$.23	$.20	$.50	$.38
Pro forma	$.21	$.19	$.47	$.36

During the quarter ended June 30, 2004, 10,500 options were exercised at an average option price of $9.94 per share. 10,000 options were granted during the June 30, 2004 quarter with an average exercise price of $16.75.

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

Overview

        The following discussion describes our results of operations for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 as well as results for the six months ended June 30, 2004 and 2003, and also analyzes our financial condition as of June 30, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

        In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

        The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

COASTAL BANKING COMPANY, INC.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Results of Operations

Net Interest Income

For the six months ended June 30, 2004, net interest income totaled $2,089,000, as compared to $1,418,000 for the same period in 2003. Interest income from loans, including fees increased $537,000, or 28%, to $2,449,000 for the six months ended June 30, 2004. This increase in income was partially offset by increased interest expense, which totaled $1,082,000 for the six months ended June 30, 2004 compared to $884,000 for the same period in 2003. The increase in net interest income is due to the overall growth in the volume of interest earning assets, partially offset by decreases in overall weighted average interest rates. The net interest margin realized on earning assets and the interest rate spread were 3.75% and 3.53%, respectively, for the six months ended June 30, 2004. For the six months ended June 30, 2003, the net interest margin was 3.70% and the interest rate spread was 3.37%.

For the quarter ended June 30, 2004, net interest income totaled $1,073,000, as compared to $735,000 for the same period in 2003. Interest income totaled $1,639,000 for the quarter ended June 30, 2004, as compared to $1,193,000 for the same period in 2003. This increase was partially offset by increased interest expense, which totaled $566,000 for the quarter ended June 30, 2004, compared to $458,000 for the same period in 2003. The increase in net interest income is due to the overall growth in interest earning assets. For the quarter ended June 30, 2004, the net interest margin was 3.62% and the interest rate spread was 3.40%. For the quarter ended June 30, 2003, the net interest margin was 3.51% and the interest rate spread was 3.23%.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank’s net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At June 30, 2004, the bank, as measured by Gap, was in an liability sensitive position Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $194,000 for the six months ended June 30, 2004, as compared to $123,000 for the six months ended June 30, 2003. The provision charged to expense was $118,000 for the quarter ended June 30, 2004, as compared to $50,000 for the quarter ended June 30, 2003. The increase in the provision has been a result of management’s efforts to adjust the allowance to match the growth in the loan portfolio. The loan portfolio increased by approximately $16,187,000 during the six months ended June 30, 2004 as compared to $6,697,000 during the six months ended June 30, 2003. The allowance for loan losses was 1.24% of gross loans at June 30, 2004 compared to 1.31% at June 30, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable, but which may not prove to be accurate. Due to the rapid growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

COASTAL BANKING COMPANY, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Noninterest Income

Noninterest income for the six months ended June 30, 2004 totaled $356,000, as compared to $372,000 for the six months ended June 30, 2003. Noninterest income for the quarter ended June 30, 2004 was $162,000, compared to $194,000 for the same period in 2003. The decrease in noninterest income was due to the decrease in mortgage loan origination fees during the six months and quarters ended June 30, 2004 as compared to the same periods in 2003, partially offset by income earned on life insurance policies of $40,000 and gains on the sale of securities totaling $50,000 during 2004. Income earned on life insurance policies is likely to continue into future periods while management considers gains on the sale of securities not to be a normal recurring income item.

COASTAL BANKING COMPANY, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2004 was $1,464,000, as compared to $1,115,000 for the same period in 2003. Total noninterest expense increased to $749,000 for the quarter ended June 30, 2004, compared to $591,000 during the same period in 2003. Salaries and benefits, the largest component of noninterest expense, totaled $796,000 for the six months ended June 30, 2004, compared to $618,000 for the same period a year ago. Salaries and benefits increased from $339,000 during the quarter ended June 30, 2003 to $416,000 during the quarter ended June 30, 2004. Salary and benefits expense increased due to an increase in number of employees and normal salary increases. Other operating expenses were $508,000 for the six months ended June 30, 2004, as compared to $384,000 for the six months ended June 30, 2003, and were $256,000 for the quarter ended June 30, 2004 as compared to $202,000 for the quarter ended June 30, 2003. These increases in noninterest expenses are due to the continued growth of the bank.

Income Taxes

The income tax expense for the six months ended June 30, 2004 was $266,000 compared to an income tax expense of $192,000 for the same period in 2003. Income tax expense was $126,000 for the quarter ended June 30, 2004, compared to an income tax expense of $95,000 for the same period in 2003. The effective tax rate was 34% for the six months ended June 30, 2004 and 35% for the six months ended June 30, 2003. The effective tax rate was 34% and 33% for the quarters ended June 30, 2004 and 2003, respectively.

Net Earnings

The combination of the above factors resulted in net earnings of $521,000 for the six months ended June 30, 2004, compared to net earnings for the six months ended June 30, 2003 of $360,000. Net income for the quarter ended June 30, 2004 was $242,000, compared to $193,000 for the quarter ended June 30, 2003. Basic earnings per share were $.52 for the six months ended June 30, 2004 and $.24 for the quarter ended June 30, 2004, compared to $.38 for the six months ended June 30, 2003 and $.20 for the quarter ended June 30, 2003. In 2004, diluted earnings per share totaled $.50 for the six months ended June 30, 2004 and $.23 for the three months ended June 30, 2004 compared to $.38 and $.20 per share for the six and three month periods ending June 30, 2003 respectively.

Assets and Liabilities

During the first six months of 2004, total assets increased $21,317,000, or 20%, when compared to December 31, 2003. The primary source of growth in assets were net loans, which increased $16,187,000, or 24%, during the first six months of 2004, and cash value of life insurance, which increased $2,037,000 due to the purchase of life insurance policies during the first six months of 2004. During the first six months of 2004, total liabilities increased $21,172,000, or 22%, when compared to December 31, 2003. The primary source of growth in liabilities were total deposits, which increased $19,241,000, or 20%, from the December 31, 2003 amount of $96,436,000 and issuance of junior subordinated debentures in the amount of $3,093,000.

Investment Securities

Investment securities available-for-sale decreased to approximately $26,451,000 at June 30, 2004 from $31,274,000 at December 31, 2003. This decrease is attributable to management’s decision to invest in additional held-to-maturity securities, which consist of non-taxable investments, and due to increase in loan production during the first six months of 2004. Investment securities held-to-maturity increased $2,485,000 from $3,421,000 at December 31, 2003 to $5,907,000 at June 30, 2004.

Premises and Equipment

Premises and equipment, net of depreciation, totaled approximately $2,890,000 at June 30, 2004. The decrease of $75,000 from the December 31, 2003 amount of $2,965,000 was due to depreciation in the current period, partially offset by current period additions.

COASTAL BANKING COMPANY, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Loans

Gross loans totaled $85,649,000 at June 30, 2004, an increase of $17,295,000, or 25%, since December 31, 2003. The largest increase in loans was in real estate-construction loans, which increased $10,474,000, or 58%, to $28,448,000 at June 30, 2004. Balances within the major loans receivable categories as of June 30, 2004 and December 31, 2003 are as follows:

Balances within the major loans receivable categories as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Real estate - construction	$28,448,000	17,974,000
Real estate - mortgage	47,459,000	42,303,000
Commercial and industrial	6,862,000	5,354,000
Consumer and other	2,880,000	2,723,000

	$85,649,000	68,354,000

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30, 2004	December 31, 2003
Loans: Nonaccrual loans	$114,000	47,000
Accruing loans more than 90 days past due	$314,000	326,000
Loans identified by the internal review mechanism:
Criticized	$157,000	100,000
Classified	$774,000	682,000

Activity in the Allowance for Loan Losses is as follows:

	June 30,
	2004	2003
Balance, January 1,	$866,228	623,891
Provision for loan losses for the period	194,100	123,000
Net loans (charged off) recovered for the period	1,551	(10,942)

Balance, end of period	$1,061,879	735,949

Gross loans outstanding, end of period	$85,648,925	56,386,665

Allowance for loan losses to gross loans outstanding	1.24%	1.31%

COASTAL BANKING COMPANY, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Deposits

At June 30, 2004 total deposits increased by $19,241,000, or 20%, from December 31, 2003. Noninterest-bearing demand deposits increased $2,400,000, or 47%, and interest-bearing deposits increased $16,841,000, or 18%. Of the $19,969,000 in Certificates of deposit $100,000 and over at June 30, 2004, $7,434,000 were brokered deposits. Of the $31,034,000 of other time deposits outstanding at June 30, 2004, $17,981,000 were brokered deposits. These are issued in individual’s names and in the names of trustees with balances participated out to others.

Balances within the major deposit categories as of June 30, 2004 and December 31, 2003 as follows:

	June 30, 2004	December 31, 2003
Noninterest-bearing demand deposits	$7,466,000	5,067,000
Interest-bearing demand deposits	56,061,000	49,686,000
Savings deposits	1,146,000	899,000
Certificates of deposit $100,000 and over	19,969,000	15,353,000
Other time deposits	31,034,000	25,431,000

	$115,676,000	96,436,000

Junior Subordinated Debentures

In April 2004, we formed a wholly owned Delaware statutory trust, which issued $3.0 million of guaranteed preferred beneficial interests in our junior subordinated deferrable interest debentures that qualify as Tier I capital under Federal Reserve Board guidelines. We own all of the common securities of the trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the trust to purchase $3.0 million of our junior subordinated debentures, which pay interest at a floating rate equal to 3 month LIBOR plus 275 basis points. We used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to the bank. The debentures represent the sole asset of the trust.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Our liquidity needs include items such as the funding of loans and purchases of operating assets. We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total deposit ratio which was 73% at June 30, 2004 and 70% at December 31, 2003.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2004:

Commitments to extend credit	$23,524,000
Loans sold with limited recourse	$8,032,000
Standby letters of credit	$107,000

Commitments to extend credit include $17,978,000 of commitments to fund real estate construction and other loans, $2,659,000 of unused home equity lines and $2,887,000 of other lines. Based on historical experience management does not expect these lines to be completely funded. Real estate construction loans typically have maturities of one year or less although a slow-down in the economy could warrant longer payouts and higher balances. Home equity lines typically do not completely fund. Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County and surrounding areas.

We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At June 30, 2004, unused lines of credit totaled $6,150,000. Subsequent to June 30, 2004 the bank obtained a credit line from the Federal Home Loan Bank of Atlanta for $11.0 million.

Capital Resources

Total shareholders’ equity increased from approximately $9,753,000 at December 31, 2003 to $9,899,000 at June 30, 2004. This increase was attributable to net earnings for the period and the exercise of stock options during the six months ended June 30, 2004 partially offset by a decrease in accumulated other comprehensive income.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the bank’s risk-based capital ratios at June 30, 2004:

Tier 1 capital (to risk-weighted assets)	11.58%
Total capital (to risk-weighted assets)	12.66%
Tier 1 capital (to total average assets)	9.34%

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 20, 2004. The only matter submitted to a vote of security holders was the election of directors. The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes).

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are Marjorie Trask Gray, DMD, Dennis O. Green, CPA, Randolph C. Kohn, and Ladson Howell. The current Class II directors are Mark B. Heles, Lila N. Meeks, Robert B. Pinkerton, and John M. Trask, III. The current Class III directors are James W. Holden, Jr., DVM, James C. Key, Ron Lewis, and Matt A. Trumps. The current terms of the Class II directors expired at our annual meeting. Each of the four current Class II directors was nominated for election and stood for election at the annual meeting on May 20, 2004 for a three-year term. The number of votes for the election of the Class II directors was as follows: There were 934,771 votes for the reelection of Mark B. Heles, 6,920 against or withheld voting for Mr. Heles’ reelection. There were 891,291 votes for the reelection of Lila N. Meeks, 50,400 against or withheld voting for Mrs. Meeks’ reelection. There were 939,171 votes for the reelection of Robert B. Pinkerton, 2,520 against or withheld voting for Mr. Pinkerton’s reelection. There were 939,171 votes for the reelection of John M. Trask, III, 2,520 against or withheld voting for Mr. Trask’s reelection. Of the 941,691 total number of shares voted by proxy, 1,050 abstained from voting on all directors, 0 withheld authority to vote on all directors, and 52,280 withheld authority to vote on specific directors. The terms of the Class III directors will expire at the 2005 annual meeting of shareholders. The terms of the Class I directors will expire at the 2006 annual meeting of shareholders.

Each of the four current Class II directors received a sufficient number of votes and was reelected at the meeting, and the election results were recorded in the company’s minute book from the annual meeting of shareholders. There were no other matters voted on by the company’s shareholders at our annual meeting held on May 20, 2004.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibits: Exhibit Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	32 Section 1350 Certifications.

(b)	Reports on Form 8-K – The following reports were filed on Form 8-K during the quarter ended June 30, 2004.

The Company filed a Form 8-K on May 13, 2004 to disclose the issuance of a press release announcing its

COASTAL BANKING COMPANY, INC.

financial results for the first quarter ended March 31, 2004.

The Company filed a Form 8-K on June 8, 2004 to disclose the issuance of $3.0 million floating rate trust preferred securities.

The Company filed a Form 8-K on June 18, 2004 to announce the appointment of James L Pate, III as Chief Financial Officer of the Company and its Subsidiary, Lowcountry National Bank effective June 4, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                       COASTAL BANKING COMPANY, INC.

Date: August 16, 2004	By: /s/ RANDOLPH C. KOHN Randolph C. Kohn President & Chief Executive Officer

Date: August 16, 2004	By: /s/ JAMES L. PATE, III James L. Pate, III Chief Financial Officer

COASTAL BANKING COMPANY, INC.

INDEX TO EXHIBITS

Exhibit
Number           Description

31.1          Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2          Rule 13a-14(a) Certification of the Chief Financial Officer.

32             Section 1350 Certifications.