Form 10QSB
period 2004-09-30
COASTAL BANKING CO INC
filed 2004-11-15
CIK 1093897

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes     X        No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,010,379 shares of common stock, $.01 par value, were issued and outstanding on November 10, 2004

          Transitional Small Business Disclosure Format (check one): Yes      No  X

COASTAL BANKING COMPANY, INC.
Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

	September 30,	December 31,
	2004	2003
	Unaudited	Audited
Assets
Cash and due from banks	$1,571,204	205,082
Federal funds sold	1,453,000	-

Total cash and cash equivalents	3,024,204	205,082
Investment securities available-for-sale	27,911,169	31,274,470
Investment securities held-to-maturity	5,925,231	3,421,218
Other investments	1,095,150	859,950
Loans held-for-sale	1,016,979	124,202
Loans, net	97,399,895	67,488,128
Premises and equipment, net	2,880,037	2,965,183
Cash value of life insurance	2,059,816	-
Accrued interest receivable and other assets	1,292,162	1,535,822

Total assets	$142,604,643	107,874,055

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$8,659,960	5,066,772
Interest-bearing	116,551,901	91,368,815

Total deposits	125,211,861	96,435,587
FHLB advances	3,000,000	-
Federal funds purchased	-	600,000
Junior subordinated debentures	3,093,000	-
Accrued interest payable and other liabilities	614,244	1,085,001

Total liabilities	131,919,105	98,120,588

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares authorized;
1,010,379 and 995,695 shares issued and outstanding, respectively	10,104	9,957
Additional paid-in capital	9,626,976	9,482,517
Retained earnings	1,067,920	177,398
Accumulated other comprehensive income (loss)	(19,462)	83,595

Total shareholders' equity	10,685,538	9,753,467

Total liabilities and shareholders' equity	$142,604,643	107,874,055

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Earnings

For the Three Months and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$1,501,340	1,187,671	3,949,957	3,099,299
Interest on investment securities	299,222	205,845	1,000,427	578,147
Interest on Federal funds sold	10,110	17,357	16,897	35,522
Interest on interest-bearing deposits	8,580	-	22,824	-

Total interest income	1,819,252	1,410,873	4,990,105	3,712,968

Interest expense:
Interest expense on deposits	627,317	453,045	1,691,857	1,336,321
Other interest expense	38,191	19	55,609	580

Total interest expense	665,508	453,064	1,747,466	1,336,901

Net interest income	1,153,744	957,809	3,242,639	2,376,067

Provision for loan losses	122,100	87,500	316,200	210,500

Net interest income after provision for loan losses	1,031,644	870,309	2,926,439	2,165,567

Noninterest income:
Service charges on deposit accounts	47,692	50,194	141,247	147,051
Residential mortgage origination fees	117,760	167,449	256,306	407,510
Gain on sale of investment securities	6,953	-	90,802	33,670
Income from cash value of life insurance	22,431	-	59,816	-
Other operating income	9,773	314	12,488	1,895

Total other income	204,609	217,957	560,659	590,126

Noninterest expense:
Salaries and other personnel expense	447,414	388,003	1,243,330	1,006,318
Net occupancy and equipment expense	76,089	89,509	235,824	202,923
Other operating expense	325,573	247,916	833,711	631,488

Total other expense	849,076	725,428	2,312,865	1,840,729

Earnings before income taxes	387,177	362,838	1,174,233	914,964

Income tax expense	17,259	126,749	283,711	318,767

Net earnings	$369,918	236,089	890,522	596,197

Basic earnings per share	$.37	.24	.89	.60

Diluted earnings per share	$.35	.22	.85	.58

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.
Consolidated Statements of Comprehensive Income

For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003

Net earnings	$890,522	596,197
Other comprehensive income, net of tax:
Unrealized losses on investment
securities available-for-sale:
Unrealized losses arising during the period,
net of tax of $22,216 and $79,694, respectively	(43,128)	(154,701)
Reclassification adjustment for gains in net earnings,
net of tax of $30,873 and $11,448, respectively	(59,929)	(22,222)

Other comprehensive income (loss)	(103,057)	(176,923)

Comprehensive income	$787,465	419,274

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.
Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings	$890,522	596,197
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Provision for loan losses	316,200	210,500
Depreciation, amortization and accretion	193,231	201,277
Gain on sale of investment securities	(90,802)	(33,670)
Loss on sale of premises and equipment	2,257	-
Change in loans held-for-sale	(892,777)	2,446,763
Increase in cash surrender value life insurance	(59,816)	-
Change in other	(175,672)	(298,413)

Net cash provided by operating activities	183,143	3,122,654

Cash flows from investing activities:
Proceeds from sale of investment securities available-for-sale	11,739,352	2,109,955
Proceeds from maturities and paydowns
of investment securities available-for-sale	4,171,434	10,003,255
Purchases of investment securities available-for-sale	(12,684,616)	(18,232,020)
Purchases of other investments	(235,200)	(79,200)
Net change in loans	(30,227,967)	(14,787,283)
Proceeds from the sale of premises and equipment	18,200	-
Purchases of premises and equipment	(64,674)	(319,291)
Purchase of cash surrender value life insurance	(2,000,000)	-
Purchases of investment securities held-to-maturity	(2,494,429)	-

Net cash used by investing activities	(31,777,900)	(21,304,584)

Cash flows from financing activities:
Net change in deposits	28,776,274	20,845,199
Net change in federal funds purchased	(600,000)	-
Proceeds from FHLB advances	3,000,000
Proceeds from issuance of junior subordinated debentures	3,093,000	-
Proceeds from exercise of stock options	144,605	-

Net cash provided by financing activities	34,413,879	20,845,199

Net change in cash and cash equivalents	2,819,122	2,663,269

Cash and cash equivalents at beginning of the period	205,082	4,190,914

Cash and cash equivalents at end of the period	$3,024,204	6,854,183

Noncash investing activities:
Change in unrealized gain/loss on securities
available-for-sale, net of tax	$(103,057)	(176,923)

Supplemental Information:
Taxes paid	$556,000	203,406
Interest paid	$1,700,162	1,498,788

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2004 and for the interim periods ended September 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2003 Form 10-KSB.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein. Actual results could differ from those estimates

Note 2 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Basic earnings per share:
Weighted average shares outstanding	1,008,233	995,695	1,002,258	995,695
Net income available to common shareholders	$369,918	236,089	890,522	596,197
Basic earnings per share	$.37	.24	.89	.60

Diluted earnings per share:
Weighted average shares outstanding	1,008,233	995,695	1,002,258	995,695
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	35,949	80,144	41,784	34,413

Total weighted average shares and common stock
equivalents outstanding	1,044,182	1,075,839	1,044,042	1,030,108

Net income available to common shareholders	$369,918	236,089	890,522	596,197

Diluted earnings per share	$.35	.22	.85	.58

Note 3 – Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the nine months and the quarters ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income:
Net income, as reported	$369,918	236,089	890,522	596,197
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(17,500)	(11,000)	(52,500)	(33,000)

Pro forma net income	$352,418	225,089	838,022	563,197

Basic earnings share:
As reported	$.37	.24	.89	.60

Pro forma	$.35	.23	.84	.57

Diluted earnings share:
As reported	$.35	.22	.85	.58

Pro forma	$.34	.21	.80	.55

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	the effects of future economic conditions;
o	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
o	changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
o	the level of allowance for loan losses;
o	the rate of delinquencies and amounts of charge-offs;
o	the rates of loan growth;
o	adverse changes in asset quality and resulting credit risk-related losses and expenses;
o	loss of consumer confidence and economic disruptions resulting from terrorist activities;
o	our ability to control costs, expenses, and loan delinquency rates;
o	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and
o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

The following discussion describes our results of operations for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 as well as results for the nine months ended September 30, 2004 and 2003, and also analyzes our financial condition as of September 30, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

COASTAL BANKING COMPANY, INC.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

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

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Results of Operations

Net Interest Income

Our level of net interest income is determined by the level of our earning assets and the management of our net interest margin. The continued growth of our loan portfolio is the primary driver of the increase in net interest income. For the nine months ended September 30, 2004, net interest income totaled $3,242,639 as compared to $2,376,067 for the same period in 2003. Interest income from loans, including fees increased $ 850,658, or 27%, to $3,949,957 for the nine months ended September 30, 2004. This increase in interest income was partially offset by increased interest expense, which totaled $1,747,466 for the nine months ended September 30, 2004 compared to $1,336,901 in 2003. The increase in net interest income is due to the overall growth in the volume of interest-earning assets, partially offset by decreases in overall weighted average interest rates. The net interest margin realized on earning assets and the interest rate spread were 3.67% and 3.44%, respectively, for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, the net interest margin was 3.79% and the interest rate spread was 3.46%.

For the quarter ended September 30, 2004, interest income totaled $1,819,252 as compared to $1,410,873 for the same period in 2003. This increase was partially offset by increased interest expense, which totaled $665,508 for the quarter ended September 30, 2004 compared to $453,064 for the same period in 2003. The increase in net interest income is due to the overall growth in interest-earning assets. For the quarter ended September 30, 2004, the net interest margin was 3.31% and the interest rate spread was 3.08%. For the quarter ended September 30, 2003, the net interest margin was 3.40% and the interest rate spread was 3.16%.

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

COASTAL BANKING COMPANY, INC.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank’s net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2004, the bank, as measured by Gap, is in a liability sensitive position over a one-year time frame. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $316,200 for the nine months ended September 30, 2004 as compared to $210,500 for the nine months ended September 30, 2003. The provision charged to expense was $122,100 for the quarter ended September 30, 2004 as compared to $87,500 for the quarter ended September 30, 2003. The change in the provision has been a result of management’s efforts to increase the allowance to match the growth in the loan portfolio. The loan portfolio increased by approximately $ 29.9 million during the nine months ended September 30, 2004. The allowance for loan losses was 1.19% of gross loans at September 30, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Due to the rapid growth of our bank over the past several years and our relatively short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Total noninterest income was $560,659 for the nine month period ended September 30, 2004, a decline of $29,467 from the nine month period ended September 30, 2003. Noninterest income for the quarter ended September 30, 2004 was $204,609, a decline of $13,348 from the quarter ended September 30, 2003. Mortgage loan origination fees declined by $151,204 in the current nine month period when compared to the nine months ending September 30, 2003 and declined by $49,689 when compared to the three months ending September 30, 2003. These declines were partially offset by increases in Gains on sale of securities during the current nine and three month periods of $57,132 and $6,953 respectively. Income from cash value life insurance also increased during the current nine and three month periods by $59,816 and $22,431, respectively.

COASTAL BANKING COMPANY, INC.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2004 was $2,312,865 as compared to $1,840,729 for the same period in 2003. Total noninterest expense increased to $849,076 for the quarter ended September 30, 2004 compared to $725,428 during the same period in 2003. Salaries and benefits, the largest component of noninterest expense, totaled $1,243,330 for the nine months ended September 30, 2004, compared to $1,006,318 for the same period a year ago. Salaries and benefits increased from $388,303 during the quarter ended September 30, 2003 to $447,414 during the quarter ended September 30, 2004. Salary and benefits expense increased due to the hiring of additional employees to support our growth and normal compensation adjustments. Other operating expenses were $833,711 for the nine months ended September 30, 2004 as compared to $631,488 for the nine months ended September 30, 2003 and were $325,573 for the quarter ended September 30, 2004 as compared to $247,916 for the quarter ended September 30, 2003. These increases in noninterest expenses are due to the continued growth of the bank.

Income Taxes

Income tax expense for the nine months ended September 30, 2004 was $283,711 compared to income tax expense of $318,767 for the same period in 2003. Income tax expense was $17,259 for the quarter ended September 30, 2004 compared to $126,749 for the same period in 2003. The effective tax rate was 24% for the nine months ended September 30, 2004 and 35% for the nine months ended September 30, 2003. The effective tax rate was 4% and 35% for the quarters ended September 30, 2004 and 2003, respectively. An analysis of certain valuation allowances related to the deferred tax amounts show that the valuation allowances are no longer needed. The elimination of these tax valuation allowances reduced tax expense in current quarter by $115,000.

Assets and Liabilities

During the first nine months of 2004, total assets increased $34,730,588, or 32%, when compared to December 31, 2003. The primary source of growth in assets was net loans, which increased $29,911,767, or 44%, during the first nine months of 2004 and cash value of life insurance, which increased $2,059,816 due to the purchase of cash surrender value life insurance during the first nine months of 2004. Total deposits increased $28,776,274, or 30%, from the December 31, 2003 amount of $96,435,587. We also issued $3,093,000 in junior subordinated debentures in 2004.

Investment Securities

Investment securities available-for-sale decreased to $27,911,169 at September 30, 2004 from $31,274,470 at December 31, 2003. Investment securities held-to-maturity increased $2,504,013 from $3,421,218 at December 31, 2003 to approximately $5,925,231 at September 30, 2004.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $2,880,037 at September 30, 2004. The decrease of $85,146 from the December 31, 2003 amount of $2,965,183 was due to depreciation during the period partially offset by additions.

COASTAL BANKING COMPANY, INC.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Loans

Gross loans totaled $98,575,000 at September 30, 2004, an increase of $30,221,000, or 44%, since December 31, 2003. The largest increase in loans was in real estate-construction loans, which increased $ 15,076,000, or 84%, to $33,050,000 at September 30, 2004. Balances within the major loans receivable categories as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Real estate - construction	$33,050,000	17,974,000
Real estate - mortgage	55,291,000	42,303,000
Commercial and industrial	7,331,000	5,354,000
Consumer and other	2,903,000	2,723,000

	$98,575,000	68,354,000

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30, 2004	December 31, 2003
Loans: Nonaccrual loans	$110,000	47,000

Accruing loans more than 90 days past due	$-	326,000

Loans identified by the internal review mechanism:

Criticized	$467,547	100,000

Classified	$763,512	682,000

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2004	2003
Balance, January 1,	$866,228	623,891

Provision for loan losses for the period	316,200	210,500

Net loans (charged off) recovered for the period	(7,729)	(11,163)

Balance, end of period	$1,174,699	823,228

Gross loans outstanding, end of period	$98,575,000	64,465,810

Allowance for loan losses to gross loans outstanding	1.19%	1.28%

COASTAL BANKING COMPANY, INC.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Deposits

At September 30, 2004 total deposits increased by $28,776,274, or 30%, from December 31, 2003. Noninterest-bearing demand deposits increased $3,593,188, or 71%, and interest-bearing deposits increased $25,183,086, or 28%. Of the $20,047,000 in certificates of deposit $100,000 and over at September 30, 2004, $7,737,000 were brokered deposits. Of the $39,336,000 of other time deposits outstanding at September 30, 2004, $21,780,000 were brokered deposits. These are issued in individual’s names and in the names of trustees with balances participated out to others. Increases in deposits during the year resulted in part from growth at our new Bluffton branch.

Balances within the major deposit categories as of September 30, 2004 and December 31, 2003 as follows:

	September 30, 2004	December 31, 2003
Noninterest-bearing demand deposits	$8,660,000	$5,067,000
Interest-bearing demand deposits	56,179,000	49,686,000
Savings deposits	990,000	899,000
Certificates of deposit $100,000 and over	20,047,000	15,353,000
Other time deposits	39,336,000	25,431,000

	$125,212,000	$96,436,000

FHLB Advances

In addition to deposits, we obtained a line of credit from the Federal Home Loan Bank in 2004 of $11.0 million to help fund our loan growth. The following table reflects the current borrowings and terms as of September 30, 2004.

Description	Balance	Current Rate	Maturity Date
DRC	$3,000,000	1.81%-variable	Daily

Total	$3,000,000

Junior Subordinated Debentures

In April 2004, we formed a wholly owned Delaware statutory trust which issued $3.0 million of guaranteed preferred beneficial interests in our junior subordinated deferrable interest debentures that qualify as Tier 1 capital under Federal Reserve Board guidelines. We own all of the common securities of the trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the trust to purchase $3.0 million of our junior subordinated debentures, which pay interest at a floating rate equal to 3 month LIBOR plus 275 basis points. We used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to the bank. The debentures represent the sole asset of the trust.

Liquidity

Our liquidity needs include the funding of loans, purchases of operating assets, etc. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-deposit ratio, which was at 74% at September 30, 2004 and 70% at December 31, 2003.

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

COASTAL BANKING COMPANY, INC.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2004:

Commitments to extend credit	$21,870,000
Loans sold with limited recourse	$10,064,000
Standby letters of credit	$161,000

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County and surrounding areas.

We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At September 30, 2004, unused lines of credit totaled $6,150,000.

Capital Resources

Total shareholders’ equity increased from $9,753,467 at December 31, 2003 to $10,685,538 at September 30, 2004. This increase was attributable to net earnings for the period and the exercise of stock options during the nine months ended September 30, 2004.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the bank’s capital ratios at September 30, 2004:

Tier 1 capital (to risk-weighted assets)	10.24%
Total capital (to risk-weighted assets)	11.26%
Tier 1 capital (to total average assets)	8.61%

COASTAL BANKING COMPANY, INC.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

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

COASTAL BANKING COMPANY, INC.

Part I FINANCIAL INFORMATION
Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: November 12, 2004	By: /s/ RANDOLPH C. KOHN Randolph C. Kohn President & Chief Executive Officer

Date: November 12, 2004	By: /s/ JAMES L. PATE, III James L. Pate, III Chief Financial Officer

COASTAL BANKING COMPANY, INC.

INDEX TO EXHIBITS

Exhibit
Number            Description

31.1          Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2          Rule 13a-14(a) Certification of the Chief Financial Officer.

32             Section 1350 Certifications.