Form 10KSB
period 2004-12-31
COASTAL BANKING CO INC
filed 2005-03-30
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act Of 1934
For The Fiscal Year December 31, 2004

Or

☐	Transition Report Pursuant To Section 13 Or 15 (d) of The Securities Exchange Act Of 1934
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.      Yes  ☒      No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues (total interest income plus noninterest income) for its most recent fiscal year was $7,721,250.  As of March 28, 2005, 1,010,395 shares of Common Stock were issued and outstanding.

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 18, 2005 is $12,454,626. This calculation is based upon an estimate of the fair market value of the Common Stock of $18.05 per share, which was the price of the last trade of which management is aware prior to this date.

Transitional Small Business Disclosure Format.  (Check one):        Yes  ☐      No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated by reference in this Form 10-KSB in Part II, Items 5, 6 and 7.

Part I

Item 1.  Business

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors.”

General

Coastal Banking Company, Inc. was incorporated in June 1999 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act, and to purchase 100% of the issued and outstanding stock of Lowcountry National Bank, an association organized under the laws of the United States.  The bank opened for business on May 10, 2000.  We conduct a general commercial and retail banking business principally in Beaufort County, South Carolina.

Risk Factors

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth and may not even be able to grow our business at all.  Because of our relatively small size and short operating history, it will be difficult for us to generate similar earnings growth as we continue to expand, and consequently our historical results of operations will not necessarily be indicative of our future operations.  Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence.  If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

Making loans and other extensions of credit is an essential element of our business.  Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid.  The risk of nonpayment is affected by a number of factors, including:

•                  the duration of the credit;

•                  credit risks of a particular customer;

•                  changes in economic and industry conditions; and

•                  in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio.  We periodically determine the amount of the allowance based on consideration of several factors, including:

•                  an ongoing review of the quality, mix, and size of our overall loan portfolio;

•                  our historical loan loss experience;

•                  evaluation of economic conditions;

•                  regular reviews of loan delinquencies and loan portfolio quality; and

•                  the amount and quality of collateral, including guarantees, securing the loans.

There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required.  Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

Due to the growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

An economic downturn, especially one affecting the Beaufort County area, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in Beaufort County, South Carolina.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 80% of our interest income for the year ended December 31, 2004.  If an economic downturn occurs in the economy as a whole, or especially in the Beaufort County area, borrowers may be less likely to repay their loans as scheduled.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings.  Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability.  Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.  After operating in a historically low interest rate environment, the Federal Reserve began raising short-term interest rates in the second quarter of 2004.  We anticipate that our net interest income will decline in a rising interest rate environment.  However, no assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Randolph C. Kohn, our president and chief executive officer, has extensive and long-standing ties within our industry and he has contributed significantly to our growth.  If we lose the services of Mr. Kohn, he would be difficult to replace and our business and development could be materially and adversely affected.

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel.  The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies.  Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices.  We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  To support our continued growth, we may need to raise additional capital.  Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract customers.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere.  We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions.  These institutions offer some services, such as extensive and established branch networks, that we do not provide.  There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We will face risks with respect to future expansion and acquisitions or mergers.

We may seek to acquire other financial institutions or parts of those institutions.  We may also expand into new markets or lines of business or offer new products or services.  These activities would involve a number of risks, including:

•                  the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

•                  the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•                  the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

•                  the risk of loss of key employees and customers.

Marketing Focus

The bank focuses on the local community, emphasizing personal service to individuals and businesses in Beaufort County, South Carolina.  Our primary service area includes a large portion of Beaufort County.  Our target market primarily consists of individuals and small- to medium-sized businesses who desire a consistent and professional relationship with a local banker.  We encourage relationships with individuals and companies in his area to more effectively market the service of the bank.  We offer a personal banking relationship to our customers that is not available through larger banks.

Location and Service Area

Our primary service area consists of the portion of Beaufort County within a 20 mile radius of our main office.  This area covers a large portion of Beaufort County, including Beaufort, Bluffton, Burton, Callawassie Island, Coosaw, Dataw Island, Harbor Island, Hilton Head Island, Hunting Island, Fripp Island, Ladys Island, Port Royal, Spring Island, St. Helena Island, and the rapidly growing Sun City, which is expected to contain 8,900 homes upon completion.

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

Lending Limits.  The bank’s lending activities are subject to a variety of lending limits imposed by federal law.  In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus.  Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank.  These limits will increase or decrease as the bank’s capital increases or decreases.  Based upon the bank’s current tier 2 capitalization of $13,157,000, the bank has a self-imposed loan limit of $1,776,000 which represents 90% of our anticipated legal lending limit of $1,974,000.  Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

Real Estate and Mortgage Loans.  Loans secured by first or second mortgages on real estate make up approximately 91% of the bank’s loan portfolio.  These loans generally fall into one of three categories: commercial real estate loans, construction and development loans, or residential real estate loans.  Each of these categories is discussed in more detail below, including their specific risks.  Home equity loans are not included because they are classified as consumer loans, which are discussed below.  Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans.  The bank generally charges an origination fee for each loan.

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

•                  Commercial Real Estate Loans.  Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%.  We generally require that debtor cash flow exceed 115% of monthly debt service obligations.  We typically review all of the personal financial statements of the principal owners and require their personal guarantees.  These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

•                  Construction and Development Real Estate Loans.  We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home.  The term of construction and development loans generally is limited to eighteen months, although payments may be structured on a longer amortization basis.  Most loans will mature and require payment in full upon the sale of the property.  Construction and development loans generally carry a higher degree of risk than long term financing of existing properties.  Repayment depends on the ultimate completion of the project and usually on the sale of the property.  Specific risks include:

•                  cost overruns;

•                  mismanaged construction;

•                  inferior or improper construction techniques;

•                  economic changes or downturns during construction;

•                  a downturn in the real estate market;

•                  rising interest rates which may prevent sale of the property; and

•                  failure to sell completed projects in a timely manner.

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages.  We also may reduce risk by selling participations in larger loans to other institutions when possible.

•                  Residential Real Estate Loans.  Residential real estate loans generally have longer terms up to 30 years.  We offer fixed and adjustable rate mortgages.  We have limited credit risk on these loans as most are sold to third parties soon after closing.

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

We offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) program and SBA’s 504 programs.  These loans typically are partially guaranteed by the government, which may help to reduce the bank’s risk.  Government guarantees of SBA loans will not exceed 80% of the loan value and will generally be less.

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

SUPERVISION AND REGULATION

Both the company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations.  These laws and regulations are generally intended to protect depositors, not shareholders.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects.  Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed.  Our operations may be affected by legislative changes and the policies of various regulatory authorities.  We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations.  It is intended only to briefly summarize some material provisions.

USA PATRIOT Act of 2002

In October 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001.  The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging.  The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Check 21

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21.  The new law, which became effective October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

•                  allowing check truncation without making it mandatory;

•                  demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•                  legalizing substitutions for and replacements of paper checks without agreement from consumers;

•                  retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•                  requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•                  requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

This new legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

Coastal Banking Company, Inc.

We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

The Bank Holding Company Act.  Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require.  Our activities at the bank and holding company levels are limited to:

•                  banking and managing or controlling banks;

•                  furnishing services to or performing services for our subsidiaries; and

•                  engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

Investments, Control, and Activities.  With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•                  acquiring substantially all the assets of any bank;

•                  acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•                  merging or consolidating with another bank holding company.

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.  Our common stock is registered under the Securities Exchange Act of 1934.  The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

•                  making or servicing loans and certain types of leases;

•                  engaging in certain insurance and discount brokerage activities;

•                  performing certain data processing services;

•                  acting in certain circumstances as a fiduciary or investment or financial adviser;

•                  owning savings associations; and

•                  making investments in certain corporations or projects designed primarily to promote community welfare.

The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are described below under “- Lowcountry National Bank - Capital Regulations.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company.  Our ability to pay dividends will be subject to regulatory restrictions as described below in “- Lowcountry National Bank – Dividends.”  We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Source of Strength; Cross-Guarantee.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so.  Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

The Gramm-Leach-Bliley Act.  The Gramm-Leach-Bliley Act was signed into law on November 12, 1999.  Among other things, the Act repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act.  The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities.  The Act also authorizes activities that are “complementary” to financial activities.  We have not elected to become a financial holding company.

The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis.  Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies.  In fact, it is not possible to predict the full effect that the Act will have on us.

South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions.  We are not required to obtain the approval of the Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Lowcountry National Bank

The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency.  Deposits in the bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is generally $100,000 per depositor subject to the aggregation rule.

The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of the bank’s operations, including

•                  security devices and procedures;

•                  adequacy of capitalization and loss reserves;

•                  loans;

•                  investments;

•                  borrowings;

•                  deposits;

•                  mergers;

•                  issuances of securities;

•                  payment of dividends;

•                  interest rates payable on deposits;

•                  interest rates or fees chargeable on loans;

•                  establishment of branches;

•                  corporate reorganizations;

•                  maintenance of books and records; and

•                  adequacy of staff training to carry on safe lending and deposit gathering practices.

The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures.  The Office of the Comptroller of the Currency also requires the bank to prepare annual reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency.  The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate.  Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable.  The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.  The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•                  internal controls;

•                  information systems and audit systems;

•                  loan documentation;

•                  credit underwriting;

•                  interest rate risk exposure; and

•                  asset quality.

National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board 30 days prior notice of the appointment of any senior executive officer or director.  Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

Deposit Insurance - The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate.  The system takes into account the risks attributable to different categories and concentrations of assets and liabilities.  An institution is placed into one of three capital categories:  (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized.  The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds.  Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup.  In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.  Our FDIC assessment rate is currently 1A or ..000036 per million of insured deposits, but may change in the future.  The FDIC may increase or decrease the assessment rate schedule on a semiannual basis.  An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Transactions with Affiliates and Insiders - The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus.  Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.  Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

The bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.  The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.  Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.  Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate.  In addition, under Regulation W:

•                  a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•                  covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•                  with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

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

Dividends - A national bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

Branching - National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located.  Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency.  In addition, with prior regulatory approval, the bank is able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.  South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Community Reinvestment Act - The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

The Gramm-Leach-Bliley Act - Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible.  The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy.  In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

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

Other Regulations - Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates.  The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•                  the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•                  the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•                  the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•                  the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•                  the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•                  the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

•                  the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•                  the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Regulations - The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items.  The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums.  We have not received any notice indicating that either Coastal Banking Company, Inc. or Lowcountry National Bank is subject to higher capital requirements.  The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.  Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses.  Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

The federal bank regulatory authorities also have implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines.  The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base.  The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures.  The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.  Currently, we qualify as “well capitalized.”

Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice.  The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories.  Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

•                  submit a capital restoration plan;

•                  raise additional capital;

•                  restrict their growth, deposit interest rates, and other activities;

•                  improve their management;

•                  eliminate management fees; or

•                  divest themselves of all or a part of their operations.

These capital guidelines can affect us in several ways.  If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends.  Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.  If we fail to meet these capital requirements, our bank would be required to develop and file a plan with the Office of the Comptroller of the Currency describing the means and a schedule for achieving the minimum capital requirements.  In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.  A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits.  Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

Enforcement Powers - The Financial Institutions Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.”  Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs.  These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,000,000 a day for such violations.  Criminal penalties for some financial institution crimes have been increased to twenty years.  In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.  Possible enforcement actions include the termination of deposit insurance.  Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded.  Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Effect of Governmental Monetary Policies - Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits.  It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Proposed Legislation and Regulatory Action.  New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

Other Banking Services

The bank offers other bank services including drive up ATMs, safe deposit boxes, traveler’s checks, direct deposit, U.S. Savings Bonds, banking by mail, and internet banking.  The bank is associated with the Plus and Star ATM networks, which may be used by its customers throughout Beaufort County and other regions.  We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and attract customers who are accustomed to the convenience of using ATMs.  We do not expect the bank to exercise trust powers during the first few years of operation.

Employees

As of March 15, 2005, our bank had 25 full-time employees and 3 part-time employees, and our company had no employees other than its officers, who are also employees of the Company.

Item 2.                                   Description of Property.

The bank is located at 36 Sea Island Parkway in Beaufort, South Carolina.  We own our 5,800 square foot main office building located on 2.33 acres of land.

The Bank owns a lot on Hwy 170, Bluffton, South Carolina in the Okatie Center, which was purchased in 2001 for a future branch site.  The bank has since decided against building on this site and has now listed the lot for sale.

During 2002, we successfully established a loan production office to service the Bluffton area.  Based on the success of the establishment of the loan production office, we decided to move forward with a full service branch to serve this market.  We decided that leasing a branch facility was in the bank’s best interest as opposed to constructing our own building.  To that end, we entered into a lease to open our first branch at Moss Creek Village, Bluffton, South Carolina.  The Moss Creek office became fully operational during the second quarter of 2003.

Item 3.                                   Legal Proceedings.

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.                                   Market for Common Equity and Related Stockholder Matters.

In response to this Item, additional information is contained on page 44 of the company’s annual report to shareholders for the year ended December 31, 2004 and is incorporated herein by reference.

Item 6.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

In response to this Item, the information contained on pages 5 through 18 of the company’s annual report to shareholders for the year ended December 31, 2004 is incorporated herein by reference.

Item 7.                                   Financial Statements

In response to this Item, the information contained on pages 19 through 42 of the company’s annual report to shareholders for the year ended December 31, 2004 is incorporated herein by reference.

Item 8.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.                          Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2004.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B.                          Other Information

None.

PART III

Item 9.                                   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

As required by Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers, and certain other individuals are required to report periodically their ownership of our common stock and any changes in ownership to the SEC.  Based on a review of Forms 3, 4, and 5 and any representations made to us, we believe that all such reports for these persons were filed in a timely fashion during 2004 for transactions occurring in 2004 with the exception of Form 4’s filed by Lila Meeks, a director, showing the disposition of stock as gifts during the period of 10/04/2004 to 12/29/2004.  A subsequent Form 5 was filed on 1/13/2005 reflecting those transactions.

Set forth below is certain information about each of our directors and executive officers.  Each director is also a director of the bank and has been a director of the company since its formation in 1999, except for Mr. Pate who was appointed as chief financial officer of our company and our bank in 2004.

Marjorie Trask Gray, DMD, 35, Class I Director and Secretary to the Board, graduated from the University of South Carolina in 1992, and from the Medical University of South Carolina with the degree of Doctor of Dental Medicine in 1997.  Dr. Gray is licensed to practice dentistry in the state of South Carolina.  She is a member of the Academy of General Dentistry, the Beaufort County Open Land Trust, the Historic Beaufort Foundation and St. Helena Episcopal Church. Dr. Gray is on the Board of Directors of the YMCA of Beaufort County.

Dennis O. Green, CPA, 64, Class I Director and Vice Chairman of the Board, served as Chief Auditor for Citicorp, and its principal banking subsidiary, Citibank N.A. in New York, New York, from February 1990 to July 1997, when he retired.  He graduated in 1967 from Wayne State University with a degree in Business Administration/Finance and was licensed as a Certified Public Accountant by the State of Michigan in 1969. Mr. Green is managing member and founder of Celadon LLC, developer of “Celadon”, a New Traditional Neighborhood development on Lady’s Island, Beaufort, SC. He is a Director and Chair of the Audit Committee of Adesa, Inc.  He is Director and President of The Olive Tree Foundation, Director of Gray Holdings, LLP, Director and Chairman of the Audit Committee of Venture Inc. of Beaufort and Director and President of the Boys and Girls Club of Beaufort.

Mark B. Heles, CPC, 55, Class II Director, is the owner, President and Chief Executive Officer of Achieve Staffing & Training, Inc.  Achieve provides staffing services for junior and senior management within the southeastern region in the area of Banking and Finance.  Mr. Heles received his license as a Certified Personnel Consultant in 1990 from the National Association of Personnel Consultants.  He graduated from the University of South Carolina in 1976 with a Bachelor of Science degree in Business Administration/Finance.  Mr. Heles is a former president of the Hilton Head Island Rotary Club and a past Director of the Greater Beaufort Chamber of Commerce.  He currently is a member of the National Association of Personnel Services, The Hilton Head Island Rotary Club and the American Staffing Association.

James W. Holden, Jr., 45, Class III Director, is a licensed veterinarian in South Carolina and Georgia, and has been practicing veterinary medicine in Beaufort since 1986.  He has been the owner and director of Holly Hall Animal Hospital since 1988.  Dr. Holden is also a general partner and owner of James W. Holden & Co., LLC., a real estate holding company.  He received his DVM from the University of Georgia in 1983, and a degree in Pre-Veterinary Medicine from Clemson University in 1979.  He is a member of the Rotary Club of Beaufort where he has served as Director, President, Vice President, and Secretary.

William G. Horn, 55, serves Lowcountry National Bank as Executive Vice President and Senior Credit Officer.  Mr. Horn brings 29 years of banking experience in management and credit administration.  Most recently, Mr. Horn was responsible for credit and loan growth in the State of Florida for Nexity Bank.  Prior to his move to Florida, Mr. Horn was President and Chief Executive Officer of Beach First National Bank in Myrtle Beach, South Carolina.  Mr. Horn is a graduate of Georgia Southern University, the Georgia School of Banking and the Stonier Graduate School of Banking.

Ladson F. Howell, 61, Class I Director, serves as Chairman of the Board of Directors of Coastal Banking Company and Lowcountry National Bank.  He is licensed to practice law in South Carolina and retired in January 2000 as a practicing attorney with Howell, Gibson & Hughes, PA, a law firm located in Beaufort, South Carolina, since 1968.  He received his law degree from the University of South Carolina Law School in 1968 and a degree in Journalism from the University of South Carolina in 1965.  Mr. Howell was a former President of the Beaufort County Bar Association.  He currently is a member of the South Carolina State Bar Association and the Board of Trustees of Carteret Street United Methodist Church.

James C. Key, 65, Class III Director, is the managing partner of Shenandoah Group, LLP, a firm providing risk management, controls, and governance solutions in Beaufort, South Carolina since 1997.  He is a Certified Internal Auditor.  Mr. Key served as Director, Internal Audit North America and Asia Pacific at IBM Corporation in Armonk, New York until he retired in 1997.  He graduated from Syracuse University with a BA in Liberal Studies.  Mr. Key serves on the Board of Governors of the Institute of Internal Auditors, Coastal Georgia Chapter and the Seminar Committee of the Institute of Internal Auditors.  He is a member of Historic Beaufort Foundation, Beaufort Arts Council, on the Board of Directors at the YMCA of Beaufort County and is President of the Unitarian Universal Fellowship of Beaufort.

Randolph C. Kohn, 57, Class I Director, has served as President and Chief Executive Officer for Coastal Banking Company and Lowcountry National Bank since their inception.  He previously served as Senior Vice President and Senior Credit Officer for Clemson Bank & Trust, a community bank located in Clemson, South Carolina.  He has more than 32 years of banking experience in both Georgia and South Carolina.  He graduated from the University of Georgia in 1970 with a degree in Business Management & Finance.  Mr. Kohn serves on the Board of Directors of the Arts Council of Beaufort County.  He also serves on the Board of Directors for the Boys and Girls Club of Beaufort, is a member of the Administrative Board of Carteret Street United Methodist Church and a member of the Beaufort Rotary Club.

Ron Lewis, 64, Class III Director, has been owner and operator of McDonald’s franchises in Beaufort, South Carolina since 1990.  He graduated from the State University of New York, New York in 1961 with a Bachelor of Science degree in Business/Economics.  He is a member of the Board of Directors of the Marine Institute, the Beaufort Chamber of Commerce, the Family Resources, Inc., Military Affairs Committee, The Advisory Board of the Boys and Girls Clubs of Beaufort, Business Partner with Beaufort County School District, and member of the Beaufort County Arts Council.

Lila N. Meeks, 64, Class II Director, is the Vice-Chancellor for Advancement at the University of South Carolina, Beaufort.  She graduated from Auburn University in 1962, and received a Masters degree in English from Auburn in 1966.  Ms. Meeks is a member of the Beaufort County Open Land Trust, the Arts Council, the Beaufort County Historical Society, The Historic Beaufort Foundation, and St. Helena’s Episcopal Church.  She is also the University’s representative to the AAUW and Main Street Beaufort.

James L. Pate, 53, has served as Senior Vice President and Chief Financial Officer for Coastal Banking Company, Inc. and Lowcountry National Bank since June 2004.  He previously served as managing officer for Jeter Homes, a residential homebuilder in Beaufort, South Carolina from 2000 to 2004.  Previously, he was Chief Financial Officer of FirstBancorporation, Inc., which had two bank subsidiaries, FirstBank, N.A., Beaufort, South Carolina and FirstBank, N.A., Columbia, South Carolina from 1995 through 1999.  He has more than 25 years of banking experience in South Carolina.  He graduated from Presbyterian College with degree in Business Administration, the University of South Carolina with an MBA and the Bank Administration Institute’s School of Financial Control with Honors.  He serves as treasurer of the Boys and Girls Clubs of the Lowcountry, is a past president of the Boys and Girls Club of Beaufort and is a member of the Sea Island Rotary Club.

Robert B. Pinkerton, 64, Class II Director, has been President and Chief Executive Officer of Athena Corporation, a manufacturer and fabricator of custom products for the construction industry since 1990.  Prior to that, he was President and Chief Executive Officer of Blackstone Corporation (now part of Valeo), a multinational original equipment manufacturer of automotive engine cooling systems.  He is also a principal in Beaufort Land Company, LLC and Village Renaissance, Inc., both developers in Beaufort, South Carolina.  He holds a law degree, two engineering degrees and is a graduate of the South Carolina Bankers Association Directors College. He serves as chairman of the Beaufort Redevelopment Commission, Treasurer of St Mark’s Episcopal Chapel, and is a former Assistant District Governor of Rotary.

John M. Trask, III, 41, Class II Director, has been an owner of Lowcountry Real Estate, a local real estate company, since 1996.  He formerly owned and managed Pikes Peak of Memphis, a wholesale florist company, from 1991 until 1996.  Mr. Trask is active in the Beaufort business community and he has additional ownership interests in several local businesses.  He graduated from Vanderbilt University with a Bachelor of Arts degree in 1987.  Mr. Trask is a licensed real estate broker in South Carolina.

Matt Trumps, 35, Class III Director, has been the co-owner of Tideland Realty, Inc. since 1994.  Mr. Trumps received a Bachelor of Arts degree in Political Science from the College of Charleston in 1991 and is a life Member of the College of Charleston Alumni Association.  He is a member of St. Peter’s Catholic Church and a board member of the St. Peter’s Catholic School.

Family Relationships:  Directors John M. Trask and Marjorie Trask Gray are cousins.

Audit Committee

Our board of directors has appointed a number of committees, including an audit, personnel, asset/ liability and compensation committee.  The audit committee is composed of James W. Holden, James C. Key, Robert B. Pinkerton, Marjorie Trask Gray, Ladson F. Howell, Lila N. Meeks, and Dennis O. Green as chair.  Each of these members are considered “independent” under Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.  The board also has determined that Messrs. Key and Green are audit committee financial experts as defined by the rules of the Securities and Exchange Commission.  The audit committee met six times in 2004.

The audit committee functions are set forth in its charter, which was adopted September 2000 and filed with the Securities and Exchange Commission on April 19, 2002.  The audit committee has the responsibility of reviewing financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities, and determining that all audits and examinations required by law are performed.  The committee recommends to the board the appointment of the independent auditors for the next fiscal year, reviews and approves the auditor’s audit plans, and reviews with the independent auditors the results of the audit and management’s responses.  The audit committee is responsible for overseeing the entire audit function and appraising the effectiveness of internal and external audit efforts.  The audit committee reports it findings to the board of directors.

Code of Ethics

We expect all of our employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interest and providing full, accurate, and timely disclosure to the public.  We have adopted a formal code of ethics that applies to our senior executive officers and staff which is approved by our board of directors.  The Code of Ethics is available without charge upon request by contacting our Secretary in writing at Coastal Banking Company, Inc., 36 Sea Island Parkway, Beaufort, South Carolina 29907.

Item 10.                            Executive Compensation

Summary of Cash and Certain Other Compensation

The following table shows the cash compensation we paid to our chief executive officer and president and each of the other executive officers whose total annual compensation, including salary and bonus, for services rendered during the fiscal year ended December 31, 2004 exceeded $100,000.

Summary Compensation Table

	Annual Compensation (1)				Long Term Compensation Securities Underlying Options
Name and Principal Position				Other Annual Compensation		All Other Compensation

	Year	Salary	Bonus

Randolph C. Kohn	2004	$135,862	$68,561	—	—	$6,848	(2)
Chief Executive Officer	2003	$125,860	$35,000	—	—	$6,725
and President	2002	$115,000	$10,000	—	—	$3,386

William Gary Horn	2004	$107,037	$25,000	—	—	$3,811	(3)
Executive Vice President	2003	$100,000	$20,000	—	—	$3,107
Senior Credit Officer	2002	$90,000	$10,000	—	10,500	$2,682

(1)                      Executive officers of the company also received indirect compensation in the form of certain perquisites and other personal benefits.  The amount of such benefits received in the fiscal year by each named executive officer did not exceed the lesser of either $50,000 or 10% of the executive’s annual salary and bonus.

(2)                      Represents executive's 401(k) match and 50% of the term life insurance premium paid by the company for the benefit of the named executive officer.  The company maintains a term life insurance policy on the named executive officer with 50% of the benefits payable to a designated beneficiary.

(3)                      Represents executive's 401(k) match.

Option Grants in Last Fiscal Year

No options were granted to our named executive officers in 2004.

Aggregated Option Exercises and Year-End Option Values

	Number of Unexercised Securities Underlying Options at Fiscal year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($ )(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Randolph C. Kohn	65,535	—	$555,736	$—
William Gary Horn	6,300	4,200	$50,400	$33,600

(1)                                  The values shown equal the difference between the exercise price of unexercised in-the-money options and the closing market price ($18.00) of the underlying common stock at December 31, 2004.  If the closing market price is less than the exercise price, we assume that the value is zero.  Options are in-the-money if the fair market value of the common stock exceeds the exercise price of the option.

Employment Agreements

In 1999, we entered into an employment agreement with Randy Kohn for a five-year term, pursuant to which he serves as president, chief executive officer and director of our bank. Mr. Kohn is currently paid a salary of $160,000, which includes certain perquisites, plus his yearly medical insurance premium. He is also entitled to receive an annual increase in his salary equal to the previous year’s salary times the increase in the Consumer Price Index during the previous year. The board of directors may increase Mr. Kohn’s salary above this level, but not below it.  He is eligible to receive an annual bonus of up to 5% of the net pre-tax income of the bank, if the bank meets performance goals set by the board.  Additionally, Mr. Kohn participates in our retirement, welfare, and other benefit programs and is entitled to a life insurance policy and an accident liability policy and reimbursement for automobile expenses, club dues, and travel and business expenses.

Mr. Kohn’s employment agreement also provides that following termination of his employment and for a period of 12 months thereafter, he may not (a) compete with the company, the bank, or any of its affiliates by, directly or indirectly, forming, serving as an organizer, director or officer of, or consultant to, or acquiring or maintaining more than 1% passive investment in, a depository financial institution or holding company thereof if such depository institution or holding company has one or more offices or branches within a radius of thirty miles from the main office of the company or any branch office of the company, (b) solicit major customers of the bank for the purpose of providing financial services, or (c) solicit employees of the bank for employment. If Mr. Kohn terminates his employment for good cause as that term is defined in the employment agreement or if he is terminated following a change in control of Coastal Banking Company as defined in the agreement, he will be entitled to severance compensation of his then current monthly salary for a period of 12 months, plus accrued bonus, and all outstanding options and incentives shall vest immediately.

Director Compensation

Directors were paid $3,500 each in 2004 for board and committee fees.

Director Deferred Fee Program. We maintain a director deferred compensation program to provide directors with an opportunity to defer board fees in an interest-bearing account.  Interest is credited on the account balance at an annual rate, compounded quarterly, equal to 75% of the company’s return on equity for the previous quarter, not to exceed 12%.  Benefits are payable in a lump sum within 60 days following retirement or termination of service following death, disability, or a change in control.  All directors with the exception of two, participate in this program.

Executive Deferred Compensation Program

We maintain an executive deferred compensation program to provide executive officers with an opportunity to defer compensation in an interest-bearing account.  Interest is credited on the account balance at an annual rate, compounded quarterly, equal to 75% of the company’s return on equity for the previous quarter, not to exceed 12%.  Benefits are payable in 120 equal monthly installments commencing on the first day of the month following the executive’s normal requirement date.  Upon early retirement or the termination of employment following death, disability, or a change of control, benefits are payable in a lump sum within 60 days of such termination.  All of our named executive officers participate in this program.

Employee Stock Bonus Plan

In November 2002, our board of directors approved the Coastal Banking Company, Inc. 2002 Stock Bonus Plan.  Under this plan, the board of directors authorized Coastal Banking Company to purchase 1,365 shares of the its common stock in the public market for subsequent disposition as bonuses to certain non-executive and non-director employees.  Recipients of stock bonuses under this plan are responsible for any individual tax consequences resulting from their stock grants.  The compensation committee was tasked with determining the eligible employees and the amount of shares awarded to each recipient.  As of March 21, 2005, we had granted 1,312 shares to employees under this plan.

Item 11.                            Security Ownership of Certain Beneficial Owners and Management

The following table sets forth equity compensation plan information at December 31, 2004.  All per share amounts and number of shares outstanding have been adjusted to reflect all stock dividends.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))

Equity compensation plans approved by security holders(1)	117,221	$10.32	21,633

Equity compensation plans not approved by security holders and Organizer warrants(2)	190,050	$9.52	—

Total	307,271	—	21,633

(1)                                  The number of shares of common stock available under the 2000 Coastal Banking Company Stock Incentive Plan is currently 138,854, and it will automatically increase each time we issue additional shares so that it continues to equal 15% of our total outstanding shares.

(2)                                  In connection with our initial public offering in 1999, we issued 212,000 (adjusted for stock dividends) warrants to our organizing directors at an exercise price of $9.52 per share with a term of 10 years, and we issued an option to one of our consultants for 10,500 shares at $9.52 per share.  During 2003, 17,850 of these warrants expired related to one former director.  See our description of “Stock Warrants” below.

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

Security Ownership of Certain Beneficial Owners and Management

The following table shows how much of our common stock is owned by the directors, certain named executive officers, and owners of more than 5% of the outstanding common stock, as of March 15, 2005.  These shares have been adjusted for all stock dividends.  Except as noted below, the mailing address for each beneficial owner is care of Coastal Banking Company, Inc., 36 Sea Island Parkway, Beaufort, South Carolina, 29907.

Name	Number of Shares Owned (1)	Right to Acquire (2)	Percentage of Beneficial Ownership (3)
Marjorie Trask Gray	15,750	15,750	3.07%
Dennis O. Green	33,075	22,575	5.39%
Mark B. Heles	32,025	15,750	4.66%
James W. Holden, Jr.	21,498	12,075	3.28%
William Gary Horn	3,055	6,300	*
Ladson F. Howell	10,500	10,500	2.06%
James C. Key	11,967	10,500	2.20%
Randolph C. Kohn	17,010	65,535	7.67%
Ron Lewis	9,550	13,650	2.27%
Lila N. Meeks	16,433	10,500	2.64%
Robert B. Pinkerton	22,312	21,000	4.20%
John M. Trask, III	34,573	26,250	5.87%
Matt A. Trumps	16,240	15,750	3.12%

Wellington Management Company (4)	76,400	0	7.56%

All directors and executive officers as a group (14 persons)	243,988	256,135	39.40%

*Indicates less than 1% ownership.

(1)                                  Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(2)                                  Includes shares that may be acquired within the next 60 days of March 15, 2005 by exercising vested stock options or warrants but does not include any unvested stock options or warrants.

(3)                                  For each individual, this percentage is determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants.  For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options.  The calculations are based on 1,010,395 shares of common stock outstanding on March 15, 2005.

(4)                                  The address for Wellington Capital Management is 75 State Street, Boston, MA  02109.

Item 12.                            Certain Relationships and Related Transactions

We have banking and other transactions in the ordinary course of business with our directors and officers and the bank and their affiliates.  It is our policy that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties.  We do not expect these transactions to involve more than the normal risk of collectibility nor present other unfavorable features to the company or the bank.  Loans to individual directors and officers must also comply with the bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application.  The company intends for all of its transactions with its affiliates to be on terms no less favorable to the company than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.

Item 13.                            Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-86371).

3.2.	Bylaws (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form SB-2, File No. 333-86371).

4.1.

See Exhibits 3.1, 3.2, and 3.3 for provisions in the company’s Articles of Incorporation and Bylaws defining the rights of holders’ of the common stock (incorporated by reference to Exhibits 3.1 and 3.2 of the Registration Statement on Form SB-2, File No. 333-86371).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-86371).

10.1	Employment Agreement dated August 12, 1999 between the company and Randolph Kohn (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-86371).*

10.2	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-86371).*

10.3

Coastal Banking Company, Inc. 2000 Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ended December 31, 2002, File No. 333-86371).*

10.4

Lease Agreement between Lowcountry National Bank and Bright O’Hare Moss Creek Partnership, dated January 14, 2003 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ended December 31, 2002, File No. 333-86371).

10.5	Form of Lowcountry National Bank Director Deferred Fee Agreement.*

10.6	Form of Lowcountry National Bank Executive Deferred Compensation Fee Agreement.*

13.1	Company’s 2004 Annual Report.

21	Subsidiaries of the Company.

23	Consent of Certified Public Accountants.

24	Power of Attorney (contained as part of the signature pages herewith).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

*              Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14.                            Principal Accountant Fees and Services

The following table shows the fees that the Company paid or accrued for the audit and other services provided by Elliott Davis LLC for the fiscal years ended December 31, 2004 and 2003:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Audit Fees	$34,520	$26,800
Audit-Related Fees	$—	$—
Tax Fees	$3,800	$3,800
All Other Fees	$—	$—
Total	$38,320	$30,600

Audit Fees.  This category includes the aggregate fees billed for professional services rendered by Elliott Davis for the audit of our annual consolidated financial statements and the limited reviews of our quarterly condensed consolidated financial statements for the years ended December 31, 2004 and 2003.

Audit-Related Fees.  This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, rendered by Elliott Davis during the fiscal years ended December 31, 2004 and 2003.  These services principally included the assistance and issuance of consents for various filings with the SEC.

Tax Fees.  This category includes the aggregate fees billed for tax services rendered by Elliott Davis during fiscal years ended December 31, 2004 and 2003.  These services consisted primarily of tax compliance and tax consultations services.  In addition, for fiscal years ended December 31, 2004 and 2003, these services include preparation of local, state and federal tax returns for the Company and its subsidiary.

All Other Fees.  This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered by Elliott Davis during the fiscal year ended December 31, 2004 and 2003.  These other services in fiscal 2004 and 2003 consisted primarily of assistance and meetings with management and the audit committee on planning issues.

Oversight of Accountants; Approval of Accounting Fees

Under the provisions of its charter, the audit committee recommends to the board the appointment of the independent auditors for the next fiscal year, reviews and approves the auditor’s audit plans, and reviews with the independent auditors the results of the audit and management’s responses.  The audit committee has adopted pre-approval policies and procedures for audit and non-audit services.  The pre-approval process requires all services to be performed by our independent auditor to be approved in advance, regardless of amount.  These services may include audit services, audit related services, tax services and other services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL BANKING COMPANY, INC.

Date:	March 28, 2005	By:	/s/ Randolph C. Kohn
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

Signature	Title	Date

/s/ Marjorie Trask Gray
Marjorie Trask Gray, DMD	Director	March 28, 2005

/s/ Dennis O. Green
Dennis O. Green, CPA	Director, Vice-	March 28, 2005
Chairman of the Board
/s/ Mark B. Heles
Mark B. Heles	Director	March 28, 2005

/s/ James W. Holden
James W. Holden, Jr., DVM	Director	March 28, 2005

/s/ Ladson F. Howell
Ladson F. Howell	Director	March 28, 2005
Chairman of the Board
/s/ James C. Key
James C. Key	Director	March 28, 2005

/s/ Randolph C. Kohn
Randolph C. Kohn	Director, President and	March 28, 2005
Chief Executive Officer
/s/ Ron Lewis
Ron Lewis	Director	March 28, 2005

/s/ James L. Pate, III
James L. Pate, III	Senior Vice President	March 28, 2005
and Chief Financial
Officer
/s/ Lila N. Meeks
Lila N. Meeks	Director	March 28, 2005

/s/ Robert B. Pinkerton
Robert B. Pinkerton	Director	March 28, 2005

/s/ John M. Trask, III
John M. Trask, III	Director	March 28, 2005

/s/ Matt A. Trumps
Matt A. Trumps	Director	March 28, 2005

Exhibit List

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-86371).

3.2.	Bylaws (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form SB-2, File No. 333-86371).

4.1.

See Exhibits 3.1, 3.2, and 3.3 for provisions in the company’s Articles of Incorporation and Bylaws defining the rights of holders’ of the common stock (incorporated by reference to Exhibits 3.1 and 3.2 of the Registration Statement on Form SB-2, File No. 333-86371).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-86371).

10.1	Employment Agreement dated August 12, 1999 between the company and Randolph Kohn (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-86371).*

10.2	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-86371).*

10.3

Coastal Banking Company, Inc. 2000 Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ended December 31, 2002, File No. 333-86371).*

10.4

Lease Agreement between Lowcountry National Bank and Bright O’Hare Moss Creek Partnership, dated January 14, 2003 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ended December 31, 2002, File No. 333-86371).

10.5	Form of Lowcountry National Bank Director Deferred Fee Agreement.*

10.6	Form of Lowcountry National Bank Executive Deferred Compensation Fee Agreement.*

13.1	Company’s 2004 Annual Report.

21	Subsidiaries of the Company.

23	Consent of Certified Public Accountants.

24	Power of Attorney (contained as part of the signature pages herewith).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.