Form 10QSB
period 2005-03-31
COASTAL BANKING CO INC
filed 2005-05-16
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to _____________

Commission file number 000-28333

COASTAL BANKING COMPANY, INC.
(Exact name of registrant as specified in its charter)

South Carolina	58-2455445
(State of other jurisdicion of incorporation)	(I.R.S. Employer Identification No.)

36 Sea Island Parkway
Beaufort, SC 29902
(Address of principal executive
offices, including zip code)

(843) 522-1228
(Registrant's telephone number, including area code)
___________________________________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,010,379 shares of common stock, $.01 par value, were issued and outstanding on May 10, 2005

Transitional Small Business Disclosure Format (check one):    Yes [  ]   No [X]

COASTAL BANKING COMPANY, INC.
Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

	March 31	December 31,
	2005	2004
	Unaudited	Audited
Assets

Cash and due from banks	$1,737,428	1,513,726
Federal funds sold	3,193,000	2,583,000

Total cash and cash equivalents	4,930,428	4,096,726

Investment securities available-for-sale	26,644,388	27,366,390
Investment securities held-to-maturity	5,636,272	5,642,841
Other investments	1,378,466	1,037,150
Loans held-for-sale	1,178,552	878,124
Loans, net	106,790,978	100,397,246
Premises and equipment, net	2,863,565	2,871,908
Cash value of life insurance	2,104,893	2,082,333
Accrued interest receivable and other assets	1,797,722	1,698,952

Total assets	$153,325,264	146,071,670

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$10,343,913	11,234,972
Interest-bearing	121,734,200	118,196,741

Total deposits	132,078,113	129,431,713

FHLB advances	6,500,000	2,000,000
Junior subordinated debentures	3,093,000	3,093,000
Accrued interest payable and other liabilities	913,595	754,907

Total liabilities	142,584,708	135,279,620

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares authorized;
1,010,379 shares issued and outstanding	10,104	10,104
Additional paid-in capital	9,626,976	9,626,976
Retained earnings	1,506,293	1,287,727
Accumulated other comprehensive income (loss)	(402,817)	(132,757)

Total shareholders' equity	10,740,556	10,792,050

Total liabilities and shareholders' equity	$153,325,264	146,071,670

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.
Consolidated Statements of Earnings

For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months
	Ended March 31,
	2005	2004
Interest income:
Interest and fees on loans	$1,655,914	1,164,526
Interest on investment securities-taxable	294,194	325,037
Interest on investment securities-non taxable	51,963	38,067
Interest on Federal funds sold	12,093	4,173

Total interest income	2,014,164	1,531,803

Interest expense:
Interest expense on deposits	741,799	514,705
Other interest expense	84,187	778

Total interest expense	825,986	515,483

Net interest income	1,188,178	1,016,320

Provision for loan losses	63,000	76,100

Net interest income after provision for loan losses	1,125,178	940,220

Other income:
Service charges on deposit accounts	42,814	45,392
Residential mortgage origination fees	100,002	50,201
Gain on sale of investment securities	-	82,054
Income from cash value of life insurance	24,654	14,954
Other operating income	8,037	1,242

Total other income	175,507	193,843

Other expense:
Salaries and other personnel expense	532,839	379,741
Net occupancy and equipment expense	70,925	83,519
Other operating expense	365,738	251,786

Total other expense	969,502	715,046

Earnings before income taxes	331,183	419,017

Income tax expense	112,616	140,073

Net earnings	$218,567	278,944

Basic earnings per share	$.22	.28

Diluted earnings per share	$.19	.25

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.
Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

Net earnings	$218,567	278,944

Other comprehensive income, net of tax:
Unrealized losses on investment
securities available-for-sale:
Unrealized (losses) gains arising during the period,
net of tax of $139,122 and ($59,834), respectively	(270,060)	116,148
Reclassification adjustment for gains in net earnings,
net of tax of $27,898 at March 31, 2004	-	(54,156)

Other comprehensive income (loss)	(270,060)	61,992

Comprehensive income (loss)	$(51,493)	340,936

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.
Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$218,567	278,944
Adjustments to reconcile net earnings to
net cash provided (used) by operating activities:
Provision for loan losses	63,000	76,100
Depreciation, amortization and accretion	62,655	52,135
Gain on sale of investment securities	-	(82,054)
Change in loans held-for-sale	(300,430)	(669,693)
Increase in cash surrender value life insurance	(22,560)	(14,954)
Change in other	151,739	(1,152,305)

Net cash provided (used) by operating activities	172,971	(1,511,826)

Cash flows from investing activities:
Proceeds from sale of investment securities available-for-sale	-	5,224,116
Proceeds from maturities and paydowns
of investment securities available-for-sale	795,406	2,407,423
Proceeds from the sale of other investments	333,000	-
Purchases of investment securities available-for-sale	(450,834)	(4,207,220)
Purchases of other investments	(674,316)	(147,200)
Net change in loans	(6,456,732)	(5,768,241)
Proceeds from the sale of premises and equipment	-	-
Purchases of premises and equipment	(32,193)	(2,505)
Purchase of cash surrender value life insurance	-	(2,000,000)
Purchases of investment securities held-to-maturity	-	(1,948,190)

Net cash used by investing activities	(6,485,669)	(6,441,817)

Cash flows from financing activities:
Net change in deposits	2,646,400	9,543,623
Net change in federal funds purchased	-	(600,000)
Proceeds from FHLB advances	4,500,000	-

Net cash provided by financing activities	7,146,400	8,943,623

Net change in cash and cash equivalents	833,702	989,980

Cash and cash equivalents at beginning of the period	4,096,726	205,082

Cash and cash equivalents at end of the period	$4,930,428	1,195,062

Noncash investing activities:
Change in unrealized gain/loss on securities
available-for-sale, net of tax	$(270,060)	61,992

Supplemental Information:
Taxes paid	$50,525	336,549
Interest paid	$739,489	551,637

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.
Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Coastal Banking Company, Inc., a bank holding company, owns 100% of the outstanding common stock of Lowcountry National Bank, which operates in the Beaufort, South Carolina area. The Bank opened for business on May 10, 2000.

The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2005 and for the interim periods ended March 31, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2004 Form 10-KSB as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein. Actual results could differ from those estimates.

Note 2 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
	2005	2004
Basic earnings per share:
Weighted average shares outstanding	1,010,379	995,695
Net income available to common shareholders	$218,567	278,944
Basic earnings per share	$.22	.28

Diluted earnings per share:
Weighted average shares outstanding	1,010,379	995,695
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market price for the period	141,994	129,853

Total weighted average shares and common stock	1,152,373	1,125,548

Net income available to common shareholders	$218,567	278,944

Diluted earnings per share	$.19	.25

COASTAL BANKING COMPANY, INC.

Note 3 – Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,
	2005	2004
Net income:
Net income, as reported	$218,567	278,944
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	14,439	15,836

Pro forma net income	$204,128	263,108

Basic earnings share:
As reported	$.22	.28

Pro forma	$.20	.26

Diluted earnings share:
As reported	$.19	.25

Pro forma	$.18	.23

Note 4 – Subsequent Events

On April 6, 2005, the Company entered into an agreement and plan of merger with First Capital Bank Holding Corporation, the parent holding company for First National Bank of Nassau County. Pursuant to the agreement, First Capital will be merged with and into Coastal. Lowcountry National Bank and First National Bank of Nassau County will be wholly owned subsidiaries of Coastal. Each common share of First Capital Bank Holding Corporation will be exchanged for 1.054 common shares of Coastal. The boards of directors of both parties have approved the merger agreement, and the merger agreement and the transactions contemplated thereby are subject to the approval of the shareholders of both parties, regulatory approvals, and other customary closing conditions. The merger is expected to close during the fourth quarter of 2005.

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	the businesses of Coastal and First Capital may not be integrated successfully or such integration may take longer to accomplish than expected;

o	the expected cost savings and any revenue synergies from the merger may not be fully realized within the expected timeframes;

o	disruption from the merger may make it more difficult to maintain relationships with clients, associates, or suppliers;

o	the required governmental approvals of the merger may not be obtained on the proposed terms and schedule;

o	shareholders may not approve the merger;

o	changes in economic conditions;

o	movements in interest rates;

o	competitive pressures on product pricing and services;

o	success and timing of other business strategies;

o	the nature, extent, and timing of governmental actions and reforms; and extended disruption of vital infrastructure; and

o	and other factors described in our 2004 Annual Report on Form 10-KSB, and documents subsequently filed by us with the Securities and Exchange Commission.

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004, and also analyzes our financial condition as of March 31, 2005 as compared to December 31, 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities. Recently, rising interest rates in the general economy have caused our cost of funds to increase. The result has been a decline in our net interest margin and thus our net income in the current year. This change is discussed in more detail in the following “Results of Operations” section.

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

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. Noninterest expense, in the form of salaries, data processing and other overhead expense, reflect the other costs of operating our business. During the first quarter of 2005, we took steps to strengthen our corporate governance by adding professional internal staff and employing external consulting firms. We anticipate that these costs for governance as well as regulatory compliance will constitute a significant part of our noninterest expenses. However, we also anticipate that our recently announced merger with First Capital will create efficiencies in these regulatory and compliance areas that will create greater economies of scale than what could be generated otherwise.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Results of Operations

Net Interest Income

Our level of net interest income is determined by the level of our earning assets and the management of our net interest margin. The continued growth of our loan portfolio is the primary driver of the increase in net interest income. For the three months ended March 31, 2005, net interest income totaled $1,188,178 as compared to $1,016,320 for the same period in 2004. Interest income from loans, including fees, increased $491,388, or 42%, to $1,655,914 as a result of average outstanding loans increasing from $71.3 million during the quarter ended March 31, 2004 to $104.1 million during the quarter ended March 31, 2005. This increase in interest income was partially offset by increased interest expense, which totaled $825,986 for the three months ended March 31, 2005 compared to $515,483 in 2004. The increase in net interest income is due to the overall growth in the volume of interest-earning assets, partially offset by increases in overall weighted average interest rates. In the current year quarter, certificates of deposits matured and repriced at rates faster than corresponding increases in yields on interest earning

COASTAL BANKING COMPANY, INC.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

assets, particularly loans, which contributed to a decline in net interest margin and interest rate spread. The net interest margin realized on earning assets and the interest rate spread were 3.40% and 3.19%, respectively, for the three months ended March 31, 2005. For the three months ended March 31, 2004, the net interest margin was 3.77% and the interest rate spread was 3.59%.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank’s net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2005, the bank’s gap position is in a liability sensitive position over a one-year time frame. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $63,000 for the quarter ended March 31, 2005 as compared to $76,100 for the quarter ended March 31, 2004. The increase in the allowance has been a result of management’s efforts to increase the allowance to match the growth in the loan portfolio. Recent improvements in management’s assessment of portfolio risk resulted in a minor decrease in the quarterly provision from the March 31, 2004 quarter as compared to the March 31, 2005 quarter. The loan portfolio increased by approximately $6.4 million during the three months ended March 31, 2005. The allowance for loan losses was 1.11% of gross loans at March 31, 2005. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Due to the rapid growth of our bank over the past several years and our relatively short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Our judgment about the adequacy of the allowance is based upon a number of assumptions

COASTAL BANKING COMPANY, INC.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

about future events which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income for the quarter ended March 31, 2005 was $175,507 compared to $193,843 for the same period in 2004. The decease in noninterest income resulted from a decline in gains on sales of securities of $82,054 during the March 31, 2005 quarter, partially offset by an increase in mortgage loan fees of $49,801. Mortgage loan fees earned are dependent on our market’s economy and general interest rate levels. Should our market economy decline or interest rate levels continue to increase, our level of loan fees earned could decline substantially.

Noninterest Expense

Total noninterest expense increased to $969,502 for the quarter ended March 31, 2005 compared to $715,046 during the same period in 2004. Salaries and benefits increased from $379,741 during the quarter ended March 31, 2004 to $532,839 during the quarter ended March 31, 2005. Salary and benefits expense increased due to several factors. We hired an internal auditor to strengthen our control over audit and compliance-related matters and hired loan officers and support staff to generate loan growth. Other operating expenses were $365,738 for the three months ended March 31, 2005 as compared to $251,786 for the three months ended March 31, 2004. This category of “other operating expenses” includes an increase in professional fees from $39,087 for the quarter ended March 31, 2004 to $83,708 for the quarter ended March 31, 2005. During the quarter ended March 31, 2005, we began our assessment of operating controls as part of compliance with Section 404 Sarbanes-Oxley Act. Professional fees that related to this assessment totaled $34,000 during the March 31, 2005 quarter.

Income Taxes

Income tax expense was $112,616 for the quarter ended March 31, 2005 compared to $140,073 for the same period in 2004. The effective tax rate was 34% for the three months ended March 31, 2005 and 33% for the three months ended March 31, 2004.

Assets and Liabilities

During the first three months of 2005, total assets increased $7,253,594, or 5%, when compared to December 31, 2004. The primary source of growth in assets was net loans, which increased $6,393,732, or 6%, during the first three months of 2005. Total deposits increased $2,646,400, or 2%, to $132,078,113 from $129,431,713 at December 31, 2004.

Investment Securities

Investment securities available-for-sale decreased to $26,644,388 at March 31, 2005 from $27,366,390 at December 31, 2004. Investment securities held-to-maturity decreased $6,569 from $5,642,841 at December 31, 2004 to $5,636,272 at March 31, 2005.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $2,863,565 at March 31, 2005. The decrease of $8,343 from the December 31, 2004 amount of $2,871,908 was due to depreciation during the period partially offset by additions.

COASTAL BANKING COMPANY, INC.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Loans

Gross loans totaled $107,991,589 at March 31, 2005, an increase of $6,457,432, or 6%, since December 31, 2004. The largest increase in loans was in real estate-mortgage loans, which increased $3,491,000, or 6%, to $62,470,000 at March 31, 2005. Balances within the major loans receivable categories as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
Real estate - construction	$36,122,000	33,726,000
Real estate - mortgage	62,470,000	58,979,000
Commercial and industrial	6,149,000	5,562,000
Consumer and other	3,251,000	3,267,000

	$107,992,000	101,534,000

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31, 2005	December 31, 2004
Loans: Nonaccrual loans	$279,000	-
Accruing loans more than 90 days past due	$552,000	313,000

Loans identified by the internal review mechanism:
Criticized	$238,000	292,000
Classified	$914,000	962,000

Activity in the Allowance for Loan Losses is as follows:

	March 31, 2005	December 31, 2004
Balance, January 1,	$1,136,911	866,228
Provision for loan losses for the period	63,000	76,100
Net loans (charged off) recovered for the period	700	1,151

Balance, end of period	$1,200,611	943,479

Gross loans outstanding, end of period	$107,991,589	74,917,643

Allowance for loan losses to gross loans outstanding	1.11%	1.26%

Deposits

At March 31, 2005, total deposits increased by $2,646,400, or 2%, from December 31, 2004. Noninterest-bearing demand deposits decreased $891,059, or 8%, and interest-bearing deposits increased $3,537,459, or 3%. Of the $29,584,000 in certificates of deposit $100,000 and over at March 31, 2005, $16,990,000 were brokered deposits. Of the $37,183,000 of other time deposits outstanding at March 31, 2005, $20,190,000 were brokered deposits. These are issued in individual’s names and in the names of trustees with balances participated out to others.

COASTAL BANKING COMPANY, INC.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Balances within the major deposit categories as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
Noninterest-bearing demand deposits	$10,344,000	$11,235,000
Interest-bearing demand deposits	53,899,000	57,239,000
Savings deposits	1,068,000	961,000
Certificates of deposit $100,000 and over	29,584,000	30,185,000
Other time deposits	37,183,000	29,812,000

	$132,078,000	$129,432,000

FHLB Advances

In addition to deposits, we have line of credit from the Federal Home Loan Bank of $31.5 million to help fund our loan growth. The following table reflects the current borrowings and terms as of March 31, 2005.

Description	Balance	Current Rate	Maturity Date
DRC	$6,500,000	3.13%-variable	Daily

Total	$6,500,000

Junior Subordinated Debentures

In April 2004, we formed a wholly owned Delaware statutory trust which issued $3,093,000 of guaranteed preferred beneficial interests in our junior subordinated deferrable interest debentures that qualify as Tier 1 capital under Federal Reserve Board guidelines. We own all of the common securities of the trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the trust to purchase $3,093,000 of our junior subordinated debentures, which pay interest at a floating rate equal to 3 month LIBOR plus 275 basis points. We used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to the bank. The debentures represent the sole asset of the trust. For more information, see the company’s 10-KSB for the year ended December 31, 2004.

Liquidity

Our liquidity needs include the funding of loans, purchases of operating assets, etc. Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-deposit ratio, which was 81% at March 31, 2005 and 78% at December 31, 2004.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2005:

Commitments to extend credit	$21,022,000
Loans sold with limited recourse	$6,546,000
Standby letters of credit	$492,000

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County and surrounding areas.

We also have obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to 14 days. At March 31, 2005, unused lines of credit totaled $5,560,000.

Capital Resources

        The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

        At March 31, 2005, our total shareholders’ equity was $10.7 million ($11.9 million at the bank level). At March 31, 2005, our Tier 1 capital ratio was 10.46% (10.30% at the bank level), our total risk-based capital ratio was 12.86% (11.31% at the bank level), and our Tier 1 leverage ratio was 9.64% (8.37% at the bank level). The bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

COASTAL BANKING COMPANY, INC.

Part I   FINANCIAL INFORMATION

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

Due to the proposed merger with First Capital Bank Holding Corporation, we intend to combine our annual meeting with a special meeting in which shareholders will vote on the election of directors and the proposed merger. We currently anticipate holding the meeting in August 2005. If shareholders wish a proposal to be included in the proxy statement and form of proxy relating to such meeting, they must deliver a written copy of their proposal to our principal executive offices no later than May 31, 2005. To ensure prompt receipt, the proposal should be sent certified mail, return receipt requested. Proposals must comply with our bylaws relating to shareholder proposals in order to be included in the proxy materials. A copy of the bylaws is available upon written request.

Any shareholder proposal to be made at an annual meeting, but which is not requested to be included in the proxy materials, must comply with our bylaws. Proposals must be delivered to the secretary of the company between 30 and 60 days prior to the annual meeting; provided, however, that if less than 31 days’ notice of the meeting is given to shareholders, the notice must be delivered within 10 days following the day on which notice of the meeting was mailed to shareholders.

Item 6.   Exhibits

31.1       Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2       Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.

COASTAL BANKING COMPANY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2005	By: /s/ RANDOLPH C. KOHN Randolph C. Kohn President & Chief Executive Officer

Date: May 16, 2005	By: /s/ JAMES L. PATE, III James L. Pate, III Chief Financial Officer

COASTAL BANKING COMPANY, INC.

INDEX TO EXHIBITS

Exhibit
Number           Description

31.1       Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2       Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.