Form 10KSB/A
period 2004-12-31
COASTAL BANKING CO INC
filed 2005-08-03
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

(843) 522-1228
(Telephone Number)

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

EXPLANATORY NOTE

        This 10-KSB/A is being filed to amend Exhibit 13 – Coastal Banking Company, Inc. 2004 Annual Report, to revise the report of the independent registered public accounting firm to properly evidence the signature of the accounting firm that issued the report on the financial statements. No other changes have been made to the original 10-KSB.

Item 13.   Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-86371).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form SB-2, File No. 333-86371).

4.1	See Exhibits 3.1, 3.2, and 3.3 for provisions in the company's Articles of Incorporation and Bylaws defining the rights of holders' of the common stock (incorporated by reference to Exhibits 3.1 and 3.2 of the Registration Statement on Form SB-2,
File No. 333-86371).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-86371).

10.1	Employment Agreement dated August 12, 1999 between the company and Randolph Kohn (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-86371).*

10.2	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-86371).*

10.3	Coastal Banking Company, Inc. 2000 Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ended December 31, 2002).*

10.4	Lease Agreement between Lowcountry National Bank and Bright O'Hare Moss Creek Partnership, dated January 14, 2003 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ended December 31, 2002).

10.5	Form of Lowcountry National Bank Director Deferred Fee Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-KSB for the period ended December 31, 2004).*

10.6	Form of Lowcountry National Bank Executive Deferred Compensation Fee Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-KSB for the period ended December 31, 2004).*

13.1	Company's 2004 Annual Report (incorporated by reference to Exhibit 13.1 of the Form 10-KSB for the period ended December 31, 2004).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB for the period ended December 31, 2004).

23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 of the Form 10-KSB for the period ended December 31, 2004).

24	Power of Attorney (incorporated by reference to Exhibit 24 of the Form 10-KSB for the period ended December 31, 2004).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

________________
*         Management contract or compensatory plan or arrangement.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2005	COASTAL BANKING COMPANY, INC. By: /s/ Randolph C. Kohn Randolph C. Kohn President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Marjorie Trask Gray* Marjorie Trask Gray, DMD	Director	August 2, 2005

/s/ Dennis O. Green* Dennis O. Green, CPA	Director, Vice- Chairman of the Board	August 2, 2005

/s/ Mark B. Heles* Mark B. Heles	Director	August 2, 2005

/s/ James W. Holden* James W. Holden, Jr. DVM	Director	August 2, 2005

/s/ Ladson F. Howell* Ladson F. Howell	Director Chairman of the Board	August 2, 2005

/s/ James C. Key* James C. Key	Director	August 2, 2005

/s/ Randolph C. Kohn Randolph C. Kohn	Director, President and Chief Executive Officer	August 2, 2005

/s/ Ron Lewis* /s/ Ron Lewis	Director	August 2, 2005

/s/ James L. Pate, III* James L. Pate, III	Senior Vice President and Chief Financial Officer	August 2, 2005

/s/ Lila N. Meeks* Lila N. Meeks	Director	August 2, 2005

/s/ Robert B. Pinkerton* Robert B. Pinkerton	Director	August 2, 2005

/s/ John M. Trask, III* John M. Trask, III	Director	August 2, 2005

/s/ Matt A. Trumps* Matt A. Trumps	Director	August 2, 2005

/s/ Randolph C. Kohn Randolph C. Kohn As Attorney-in-fact	August 2, 2005

Exhibit List

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-86371).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form SB-2, File No. 333-86371).

4.1	See Exhibits 3.1, 3.2, and 3.3 for provisions in the company's Articles of Incorporation and Bylaws defining the rights of holders' of the common stock (incorporated by reference to Exhibits 3.1 and 3.2 of the Registration Statement on Form SB-2,
File No. 333-86371).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-86371).

10.1	Employment Agreement dated August 12, 1999 between the company and Randolph Kohn (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-86371).*

10.2	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-86371).*

10.3	Coastal Banking Company, Inc. 2000 Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ended December 31, 2002).*

10.4	Lease Agreement between Lowcountry National Bank and Bright O'Hare Moss Creek Partnership, dated January 14, 2003 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ended December 31, 2002).

10.5	Form of Lowcountry National Bank Director Deferred Fee Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-KSB for the period ended December 31, 2004).*

10.6	Form of Lowcountry National Bank Executive Deferred Compensation Fee Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-KSB for the period ended December 31, 2004).*

13.1	Company's 2004 Annual Report (incorporated by reference to Exhibit 13.1 of the Form 10-KSB for the period ended December 31, 2004).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB for the period ended December 31, 2004).

23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 of the Form 10-KSB for the period ended December 31, 2004).

24	Power of Attorney (incorporated by reference to Exhibit 24 of the Form 10-KSB for the period ended December 31, 2004).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

________________
*         Management contract or compensatory plan or arrangement.