Form 10KSB/A
period 2004-12-31
COASTAL BANKING CO INC
filed 2005-08-05
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

10.5	Form of Lowcountry National Bank Director Deferred Fee Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-KSB for the period ended December 31, 2004).*

10.6	Form of Lowcountry National Bank Executive Deferred Compensation Fee Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-KSB for the period ended December 31, 2004).*

13.1	Company’s 2004 Annual Report.

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB for the period ended December 31, 2004).

23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 of the Form 10-KSB for the period ended December 31, 2004).

24	Power of Attorney (incorporated by reference to Exhibit 24 of the Form 10-KSB for the period ended December 31, 2004).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL BANKING COMPANY, INC.

Date:	August 5, 2005	By:	/s/ Randolph C. Kohn
Randolph C. Kohn
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marjorie Trask Gray*
Marjorie Trask Gray, DMD	Director	August 5, 2005

/s/ Dennis O. Green*
Dennis O. Green, CPA	Director, Vice-	August 5, 2005
Chairman of the Board
/s/ Mark B. Heles*
Mark B. Heles	Director	August 5, 2005

/s/ James W. Holden*
James W. Holden, Jr., DVM	Director	August 5, 2005

/s/ Ladson F. Howell*
Ladson F. Howell	Director	August 5, 2005
Chairman of the Board
/s/ James C. Key*
James C. Key	Director	August 5, 2005

/s/ Randolph C. Kohn
Randolph C. Kohn	Director, President and
	Chief Executive Officer	August 5, 2005

/s/ Ron Lewis*
Ron Lewis	Director	August 5, 2005

/s/ James L. Pate, III*
James L. Pate, III	Senior Vice President	August 5, 2005
and Chief Financial
Officer
/s/ Lila N. Meeks*
Lila N. Meeks	Director	August 5, 2005

/s/ Robert B. Pinkerton*
Robert B. Pinkerton	Director	August 5, 2005

/s/ John M. Trask, III*
John M. Trask, III	Director	August 5, 2005

/s/ Matt A. Trumps*
Matt A. Trumps	Director	August 5, 2005

/s/ Randolph C. Kohn
Randolph C. Kohn
As Attorney-in-fact		August 5, 2005

Exhibit List

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-86371).

3.2.	Bylaws (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form SB-2, File No. 333-86371).

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

10.5	Form of Lowcountry National Bank Director Deferred Fee Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-KSB for the period ended December 31, 2004).*

10.6	Form of Lowcountry National Bank Executive Deferred Compensation Fee Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-KSB for the period ended December 31, 2004).*

13.1	Company’s 2004 Annual Report.

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB for the period ended December 31, 2004).

23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 of the Form 10-KSB for the period ended December 31, 2004).

24	Power of Attorney (incorporated by reference to Exhibit 24 of the Form 10-KSB for the period ended December 31, 2004).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.