Form 10QSB
period 2005-06-30
COASTAL BANKING CO INC
filed 2005-08-12
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

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

1,010,379 shares of common stock, $.01 par value, were issued and outstanding on August 10, 2005

Transitional Small Business Disclosure Format (check one):    Yes [  ]   No [X]

COASTAL BANKING COMPANY, INC.

Index

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - June 30, 2005 and December 31, 2004	3

Consolidated Statements of Earnings - Three Months and Six Months Ended June 30, 2005 and 2004	4

Consolidated Statements of Comprehensive Income - Six months Ended June 30, 2005 and 2004	5

Consolidated Statement of Cash Flows - Six months Ended June 30, 2005 and 2004	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-17

Item 3. Internal Controls and Procedures	17

PART II. OTHER INFORMATION

Item 6. Exhibits	18

COASTAL BANKING COMPANY, INC.

Consolidated Balance SheetsJune
30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
Assets
Cash and due from banks	$2,560,995	1,513,726
Federal funds sold	3,210,000	2,583,000

Cash and cash equivalents	5,770,995	4,096,726

Investment securities available-for-sale	25,662,621	27,366,390
Investment securities held-to-maturity	5,897,787	5,642,841
Other investments	1,243,467	1,037,150
Loans held-for-sale	1,228540	878,124
Loans, net	109,377,011	100,397,246
Premises and equipment, net	2,855,509	2,871,908
Cash value of life insurance	2,127,453	2,082,333
Accrued interest receivable and other assets	1,921,359	1,698,952

	$156,084,742	146,071,670

Liabilities and Shareholders' Equity
Deposits:
Non interest-bearing	$11,098,822	11,234,972
Interest-bearing	126,925,401	118,196,741

Total deposits	138,024,223	129,431,713

FHLB advances	2,500,000	2,000,000
Junior subordinated debentures	3,093,000	3,093,000
Accrued interest payable and other liabilities	1,126,092	754,907

Total liabilities	144,743,315	135,279,620

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares authorized;
1,010,379 shares issued and outstanding	10,104	10,104
Additional paid-in capital	9,626,976	9,626,976
Retained earnings	1,813,008	1,287,727
Accumulated other comprehensive income (loss)	(108,661)	(132,757)

Total shareholders' equity	11,341,427	10,792,050

	$156,084,742	146,071,670

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Earnings

For the Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$1,849,094	1,284,091	3,505,008	2,448,617
Interest on investment securities taxable	270,445	298,607	564,639	623,644
Interest on investment securities tax free	51,096	53,738	103,059	91,805
Interest on Federal funds sold	18,272	2,614	30,365	6,787

Total interest income	2,188,907	1,639,050	4,203,071	3,170,853

Interest expense:
Interest expense on deposits	843,404	549,835	1,585,203	1,064,540
Other interest expense	72,460	16,640	156,647	17,418

Total interest expense	915,864	566,475	1,741,850	1,081,958

Net interest income	1,273,043	1,072,575	2,461,221	2,088,895

Provision for loan losses	45,000	118,000	108,000	194,100

Net interest income after provision for loan losses	1,228,043	954,575	2,353,221	1,894,795

Other income:
Service charges on deposit accounts	54,887	48,163	97,700	93,555
Residential mortgage origination fees	142,061	88,345	242,063	138,546
Gain on sale of securities	-	1,795	-	83,849
Income from cash value of life insurance	24,243	22,431	48,897	37,385
Other operating income	4,277	1,473	12,314	2,715

Total other income	225,468	162,207	400,974	356,050

Other expense:
Salaries and other personnel expense	578,393	416,175	1,111,232	795,916
Net occupancy and equipment expense	73,438	76,216	144,363	159,735
Other operating expense	333,647	256,352	699,385	508,138

Total other expense	985,478	748,743	1,954,980	1,463,789

Earnings before income taxes	468,033	368,039	799,215	787,056
Income tax expense	161,318	126,379	273,934	266,452

Net earnings	$306,715	241,660	525,281	520,604

Basic earnings per share	$.30	.24	.52	.52

Diluted earnings per share	$.27	.21	.45	.46

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

Net earnings	$525,281	520,604

Other comprehensive income (loss), net of tax:
Unrealized gains (losses)on investment
securities available-for-sale:
Unrealized gains (losses) arising during the period, net of tax
of $8,192 and $218,721 respectively	24,096	(424,576)
Reclassification adjustment for gains in net earnings,
net of tax of $0 and $28,509, respectively	-	(55,340)

Other comprehensive income (loss)	24,096	(479,916)

Comprehensive income	$549,377	40,688

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

Cash flows from operating activities:
Net earnings	$525,281	520,604
Adjustments to reconcile net earnings to
net cash provided (used) by operating activities:
Provision for loan losses	108,000	194,100
Depreciation, amortization and accretion	122,377	118,447
Gain on sale of securities	-	(83,849)
Change in loans held-for-sale	(350,416)	(788,055)
Increase in cash surrender value life insurance	(45,120)	(37,385)
Change in other	140,586	(256,320)

Net cash provided (used) by operating activities	500,708	(332,458)

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	268,125	7,764,445
Proceeds from maturities, calls and paydowns
of investment securities available-for-sale	1,996,667	3,630,032
Proceeds from the sales of other securities	468,000	-
Purchases of investment securities available-for-sale	(558,333)	(7,244,095)
Purchases of investment securities held-to-maturity	(268,125)	(2,494,429)
Purchases of other investments	(674,317)	(147,200)
Net change in loans	(9,087,765)	(16,380,761)
Purchases of premises and equipment	(63,201)	(3,938)
Purchase of cash surrender value life insurance	-	(2,000,000)

Net cash used by investing activities	(7,918,949)	(16,875,946)

Cash flows from financing activities:
Net change in deposits	8,592,510	19,240,772
Proceeds from FHLB advances	14,900,000	-
Repayments of FHLB advances	(14,400,000)	-
Net change in federal funds purchased	-	(600,000)
Proceeds from issuance of junior subodinated debentures	-	3,093,000
Proceeds from exercise of stock options	-	104,622

Net cash provided by financing activities	9,092,510	21,838,394

Net change in cash and cash equivalents	1,674,269	4,629,990

Cash and cash equivalents at beginning of the period	4,096,726	205,082

Cash and cash equivalents at end of the period	$5,770,995	4,835,072

Noncash investing activities:
Change in unrealized gain/loss on securities
available-for-sale, net of tax	$24,096	(424,576)

Supplemental Information:
Taxes paid	$170,025	471,049

Interest paid	$1,565,206	1,091,800

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of June 30, 2005 and for the interim periods ended June 30, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2004 Form 10-KSB as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein. Actual results could differ from those estimates.

Note 2 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30.

	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Basic earnings per share:
Weighted average shares outstanding	1,010,379	1,001,132	1,010,379	998,413
Net income available to common shareholders	$306,715	241,660	525,281	520,604
Basic earnings per share	$.30	$.24	$.52	$.52
Diluted earnings per share:
Weighted average shares outstanding	1,010,379	1,001,132	1,010,379	998,413
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market price for the period	145,364	129,096	144,738	126,333

Total weighted average shares and common
stock equivalents outstanding	1,155,743	1,130,228	1,155,117	1,124,746

Net income available to common shareholders	$306,715	241,660	525,281	520,604
Diluted earnings per share	$.27	$.21	$.45	$.46

COASTAL BANKING COMPANY, INC.

Note 3 – Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB” Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the six months and the quarters ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income:
Net income, as reported	$306,715	$241,660	$525,281	$520,604
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effect	$(14,852)	$(15,836)	$(29,869)	$(31,672)
Pro forma net income	$291,862	$225,824	$495,412	$488,932

Basic earnings share:
As reported	$.30	$.24	$.52	$.52
Pro forma	$.29	$.23	$.49	$.49
Diluted earnings share:
As reported	$.27	$.21	$.45	$.46
Pro forma	$.25	$.20	$.43	$.43

Note 4 – Proposed merger with First Capital

On April 6, 2005, we entered into an agreement and plan of merger with First Capital Bank Holding Corporation, the parent holding company for First National Bank of Nassau County. Pursuant to the agreement, First Capital will be merged with and into Coastal. Lowcountry National Bank and First National Bank of Nassau County will be wholly owned subsidiaries of Coastal. Each common share of First Capital Bank Holding Corporation will be exchanged for 1.054 common shares of Coastal. The boards of directors of both parties have approved the merger agreement, and the merger agreement and the transactions contemplated thereby are subject to the approval of the shareholders of both parties, regulatory approvals, and other customary closing conditions. The merger is expected to close during the fourth quarter of 2005.

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	following our proposed merger with First Capital Bank Holding Corporation described below, the businesses of Coastal and First Capital may not be integrated successfully or such integration may take longer to accomplish than expected;

•	the expected cost savings and any revenue synergies from the merger may not be fully realized within the expected timeframes;

•	disruption from the merger may make it more difficult to maintain relationships with clients, associates, or suppliers;

•	the required governmental approvals of the merger may not be obtained on the proposed terms and schedule;

•	shareholders may not approve the merger;

•	changes in economic conditions;

•	movements in interest rates;

•	competitive pressures on product pricing and services;

•	success and timing of other business strategies;

•	the nature, extent, and timing of governmental actions and reforms; and extended disruption of vital infrastructure; and

•	other factors described in our 2004 Annual Report on Form 10-KSB, and documents subsequently filed by us with the Securities and Exchange Commission.

Overview

On April 6, 2005, we entered into an agreement and plan of merger with First Capital Bank Holding Corporation, the parent holding company for First National Bank of Nassau County. Pursuant to the agreement, First Capital will be merged with and into Coastal. Lowcountry National Bank and First National Bank of Nassau County will be wholly owned subsidiaries of Coastal. Each common share of First Capital Bank Holding Corporation will be exchanged for 1.054 common shares of Coastal. The boards of directors of both parties have approved the merger agreement, and the merger agreement and the transactions contemplated thereby are subject to the approval of the shareholders of both parties, regulatory approvals, and other customary closing conditions. The merger is expected to close during the fourth quarter of 2005.

COASTAL BANKING COMPANY, INC.

The following discussion describes our results of operations for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 as well as results for the six months ended June 30, 2005 and 2004, and also analyzes our financial condition as of June 30, 2005 as compared to December 31, 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

Our level of net interest income is determined by the level of our earning assets and the management of our net interest margin. The continued growth of our loan portfolio is the primary driver of the increase in net interest income. For the six months ended June 30, 2005, net interest income totaled $2,461,000, as compared to $2,089,000 for the same period in 2004. Interest income from loans, including fees increased $1,056,000, or 43%, to $3,505,000 for the six months ended June 30, 2005. This increase in income was partially offset by increased interest expense, which totaled $1,741,850 for the six months ended June 30, 2005 compared to $1,082,000 for the same period in 2004. The increase in net interest income is due to the overall growth in the volume of interest earning assets, partially offset by decreases in overall weighted average interest rates. During the first six months of 2005, certificates of deposits matured and repriced at rates faster than corresponding increases in yields on interest

COASTAL BANKING COMPANY, INC.

earning assets, particularly loans, which contributed to the decline in net interest margin and interest rate spread. The net interest margin realized on earning assets and the interest rate spread were 3.43% and 3.20%, respectively, for the six months ended June 30, 2005. For the six months ended June 30, 2004, the net interest margin was 3.75% and the interest rate spread was 3.53%.

For the quarter ended June 30, 2005, net interest income totaled $1,273,000, as compared to $1,073,000 for the same period in 2004. Interest income totaled $2,189,000 for the quarter ended June 30, 2005, as compared to $1,639,000 for the same period in 2004. This increase was partially offset by increased interest expense, which totaled $916,000 for the quarter ended June 30, 2005, compared to $566,000 for the same period in 2004. The increase in net interest income is due to the overall growth in interest earning assets. For the quarter ended June 30, 2005, the net interest margin was 3.50% and the interest rate spread was 3.23%. For the quarter ended June 30, 2004, the net interest margin was 3.60% and the interest rate spread was 3.39%.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank’s net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At June 30, 2005, the bank, as measured by Gap, was in an liability sensitive position Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $108,000 for the six months ended June 30, 2005, as compared to $194,000 for the six months ended June 30, 2004. The provision charged to expense was $45,000 for the quarter ended June 30, 2005, as compared to $118,000 for the quarter ended June 30, 2004. The decrease in the provision has been a result of management’s assessment of improvement in problem loans in the portfolio and a decline in the total growth of loans outstanding during the first six months of 2005 as compared to the first six months of 2004. The loan portfolio, net of loan losses, increased by approximately $8,980,000 during the six months ended June 30, 2005 from $100,397,000 at December 31, 2004. The allowance for loan losses totaled 1,193,000, or 1.08% of gross loans outstanding at June 30, 2005, as compared to $1,137,000, or 1.11 % of gross loans outstanding at December 31, 2004.

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

Noninterest Income

Noninterest income for the six months ended June 30, 2005 totaled $401,000, as compared to $356,000 for the six months ended June 30, 2004. Loan fees earned were higher in the first six months of 2005 by $104,000 as a result of increased loan originations during 2005. This was partially offset by a decrease of $84,000 in securities gains over the same period. No securities gains were earned in the first six months of 2005.

Noninterest income for the quarter ended June 30, 2005 was $225,000, compared to $162,000 for the same period in 2004. Loan fee income increased $54,000 in the June 2005 quarter as compared to the June 2004 quarter. Deposit fee income and other noninterest income in the June 2005 quarter was consistent with income earned in the June 2004 quarter.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2005 was $1,955,000, as compared to $1,464,000 for the same period in 2004. Total noninterest expense increased to $985,000 for the quarter ended June 30, 2005, compared to $749,000 during the same period in 2004. Salaries and benefits, the largest component of noninterest expense, totaled $1,111,000 for the six months ended June 30, 2005, compared to $796,000 for the same period a year ago. Salaries and benefits increased from $416,000 during the quarter ended June 30, 2004 to $578,000 during the quarter ended June 30, 2005. Salary and benefits expense increased due to higher performance-related salary expenses and higher health insurance costs during the period. Other operating expenses were $699,000 for the six months ended June 30, 2005, as compared to $508,000 for the six months ended June 30, 2004, and were $334,000 for the quarter ended June 30, 2005 as compared to $256,000 for the quarter ended June 30, 2004. These increases in noninterest expenses are due to the continued growth of the bank.

Income Taxes

The income tax expense for the six months ended June 30, 2005 was $274,000 compared to an income tax expense of $266,000 for the same period in 2004. Income tax expense was $161,000 for the quarter ended June 30, 2005, compared to an income tax expense of $126,000 for the same period in 2004. The effective tax rate was 34% for both the three and six months ended June 30, 2005 and 2004.

Net Earnings

The combination of the above factors resulted in net earnings of $525,000 for the six months ended June 30, 2005, compared to net earnings for the six months ended June 30, 2004 of $521,000. Net income for the quarter ended June 30, 2005 was $307,000, compared to $242,000 for the quarter ended June 30, 2004. Basic earnings per share were $.52 for the six months ended June 30, 2005 and $.30 for the quarter ended June 30, 2005, compared to $.52 for the six months ended June 30, 2004 and $.24 for the quarter ended June 30, 2004. In 2005, diluted earnings per share totaled $.45 for the six months ended June 30, 2005 and $.27 for the three months ended June 30, 2005 compared to $.46 and $.21 per share for the six and three month periods ended June 30, 2004 respectively.

Assets and Liabilities

During the first six months of 2005, total assets increased $10,013,000, or 7%, when compared to December 31, 2004. The primary source of growth in assets was net loans, which increased $8,980,000, or 9%, during the first six months of 2004. During the first six months of 2005, total liabilities increased $9,464,000, or 7%, when compared to December 31, 2004. The primary source of growth in liabilities was total deposits, which increased $8,593,000, or 7%, from the December 31, 2004 amount of $129,432,000.

Investment Securities

Investment securities available-for-sale decreased to approximately $25,663,000 at June 30, 2005 from $27,366,000

COASTAL BANKING COMPANY, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

at December 31, 2004. Held to maturity securities, which consist primarily of municipal tax exempt securities, totaled $5,898,000 at June 30, 2005 compared to $5,643,000 at December 31, 2004.

Premises and Equipment

Premises and equipment, net of depreciation, totaled approximately $2,856,000 at June 30, 2005. The decrease of $16,000 from the December 31, 2004 amount of $2,872,000 was due to depreciation in the current period. No significant purchases were made during the period.

Loans

Gross loans totaled $110,570,000 at June 30, 2005, an increase of $9,036,000, or 9%, since December 31, 2004. The largest increase in loans was in real estate-mortgage loans, which increased $5,003,000, or 8%, to $63,982,000 at June 30, 2005. Balances within the major loans receivable categories as of June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	December 31, 2004
Real estate - construction	$37,425,000	33,726,000
Real estate - mortgage	63,982,000	58,979,000
Commercial and industrial	5,710,000	5,562,000
Consumer and other	3,453,000	3,267,000

Gross loans outstanding	$110,570,000	101,534,000

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30, 2005	December 31, 2004
Loans: Nonaccrual loans	$-	-

Accruing loans more than 90 days past due	$302,000	313,000

Other real estate and repossessions	$-	55,000

Loans identified by internal review mechanism
Criticized	$64,000	292,000
Classified	$337,000	962,000

Activity in the Allowance for Loan Losses is as follows:

	June 30
	2005	2004
Balance, January 1	$1,137,000	866,000

Provision for loan losses for the period	108,000	194,000

Net loans (charged off) recovered for the period	(52,000)	2,000

Balance, end of period	$1,193,000	1,062,000

Gross loans outstanding, end of period	$110,570,000	85,649,000

Allowance for loan losses to gross loans outstanding	1.08	1.24

COASTAL BANKING COMPANY, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Deposits

At June 30, 2005, total deposits increased by $8,593,000, or 7%, from December 31, 2004. Noninterest-bearing demand deposits decreased $136,000, or 1%, and interest-bearing deposits increased $8,729,000, or 7%. Of the $30,000,000 in certificates of deposit $100,000 and over at June 30, 2005, $15,707,000 were brokered deposits. Of the $37,236,000 of other time deposits outstanding at June 30, 2005, $18,909,000 were brokered deposits. These are issued in individual’s names and in the names of trustees with balances participated out to others.

Balances within the major deposit categories as of June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	December 31, 2004
Noninterest-bearing demand deposits	$11,099,000	11,235,000
Interest-bearing demand deposits	58,659,000	57,239,000
Savings deposits	1,030,000	961,000
Certificates of deposit $100,000 and over	30,000,000	30,185,000
Other time deposits	37,236,000	29,812,000

	$138,024,000	129,432,000

FHLB Advances

In addition to deposits, we have line of credit from the Federal Home Loan Bank of Atlanta to help fund our loan growth. The bank uses its loan portfolio as collateral for the advances. The following table reflects the current borrowings and terms as of June 30, 2005.

Description	Balance	Current Rate	Maturity Date
DRC	$2,500,000	3.63%-variable	Daily

Total	$2,500,000

Junior Subordinated Debentures

In April 2004, we formed a wholly owned Delaware statutory trust, which issued $3.0 million of guaranteed preferred beneficial interests in our junior subordinated deferrable interest debentures that qualify as Tier I capital under Federal Reserve Board guidelines. We own all of the common securities of the trust and have an investment of $93,000. The proceeds from the issuance of the common securities and the trust preferred securities were used by the trust to purchase $3.0 million of our junior subordinated debentures, which pay interest at a floating rate equal to 3 month LIBOR plus 275 basis points. We used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to the bank. The debentures represent the sole asset of the trust. For more information, see our 10KSB for the year ended December 31, 2004.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Our liquidity needs include items such as the funding of loans and purchases of operating assets. We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total deposit ratio which was 79% at June 30, 2005 and 78% at December 31, 2004.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2005:

Commitments to extend credit	$19,992,000
Loans sold with limited recourse	$10,794,000
Standby letters of credit	$662,000

Commitments to extend credit include $16,200,000 of commitments to fund real estate construction and other loans, $3,153,000 of unused home equity lines and $639,000 of other lines. Based on historical experience, management does not expect these lines to be completely funded. Real estate construction loans typically have maturities of one year or less although a slow-down in the economy could warrant longer payouts and higher balances. Home equity lines typically do not completely fund. Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County and surrounding areas.

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

COASTAL BANKING COMPANY, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

At June 30, 2005, our total shareholders’ equity was $11.3 million ($12.5 million at the bank level). At June 30, 2005, our Tier 1 capital ratio was 10.30% (10.23% at the bank level), our total risk-based capital ratio was 12.66% (11.19% at the bank level), and our Tier 1 leverage ratio was 9.52% (8.31% at the bank level). The bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 6.  Exhibits

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

Date: August 10, 2005	By: /s/ RANDOLPH C. KOHN Randolph C. Kohn President and Chief Executive Officer

Date: August 10, 2005	By: /s/ JAMES L. PATE, III James L. Pate, III Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number              Description

31.1           Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2           Rule 13a-14(a) Certification of the Chief Financial Officer.

32              Section 1350 Certifications.