Form 10QSB
period 2005-09-30
COASTAL BANKING CO INC
filed 2005-11-14
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

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

36 West Sea Island Parkway
Beaufort, SC 29902
(Address of principal executive
offices, including zip code)

(843) 522-1228
(Registrant's telephone number, including area code)
___________________________________________

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes                 No      X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,256,781 shares of common stock, $.01 par value, were issued and outstanding on November 11, 2005

Transitional Small Business Disclosure Format (check one):    Yes [  ]   No [X]

COASTAL BANKING COMPANY, INC.

Index

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - September 30, 2005 and December 31, 2004	3

Consolidated Statements of Earnings - Three Months and Nine Months Ended September 30, 2005 and 2004	4

Consolidated Statements of Comprehensive Income - Nine months Ended September 30, 2005 and 2004	5

Consolidated Statement of Cash Flows - Nine months Ended September 30, 2005 and 2004	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-17

Item 3. Internal Controls and Procedures	17

PART II. OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders	18
Item 6. Exhibits	18

COASTAL BANKING COMPANY, INC.

Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

                                                        Assets

	September 30,	December 31, 2004
	2005	2004
	(unaudited)	(audited)
Cash and due from banks	$ 2,449,327	1,513,726
Federal funds sold	3,273,791	2,583,000

Cash and cash equivalents	5,723,118	4,096,726
Investment securities available-for-sale	23,712,366	27,366,390
Investment securities held-to-maturity	6,397,596	5,642,841
Other investments	1,445,967	1,037,150
Loans held-for-sale	3,035,196	878,124
Loans, net	116,197,331	100,397,246
Premises and equipment, net	2,826,619	2,871,908
Cash value of life insurance	2,150,013	2,082,333
Accrued interest receivable and other assets	2,128,230	1,698,952

	$ 163,616,436	146,071,670

Liabilities and Shareholders' Equity
Deposits:
Non interest-bearing	$ 12,812,507	11,234,972
Interest-bearing	126,939,885	118,196,741

Total deposits	139,752,392	129,431,713
FHLB advances
	8,000,000	2,000,000
Junior subordinated debentures	3,093,000	3,093,000
Accrued interest payable and other liabilities	1,281,511	754,907

Total liabilities	$ 152,126,903	135,279,620

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares authorized;
1,060,898 shares issued and outstanding,
respectively for September 30, 2005 and December 31, 2004	10,609	10,104
Additional paid-in capital	10,687,349	9,626,976
Retained earnings	1,078,597	1,287,727
Accumulated other comprehensive income (loss)	(287,022)	(132,757)

Total shareholders' equity	11,489,533	10,792,050

	$ 163,616,436	146,071,670

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Earnings

For the Three Months and Nine months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months		Nine months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$ 2,075,753	1,501,340	5,580,761	3,949,957
Interest on investment securities taxable	269,027	250,719	833,666	874,363
Interest on investment securities tax free	52,020	57,083	155,079	148,888
Interest on Federal funds sold	23,447	10,110	53,812	16,897

Total interest income	2,420,247	1,819,252	6,623,318	4,990,105

Interest expense:
Interest expense on deposits	927,609	627,317	2,512,812	1,691,857
Other interest expense	95,116	38,191	251,763	55,609

Total interest expense	1,022,725	665,508	2,764,575	1,747,466

Net interest income	1,397,522	1,153,744	3,858,743	3,242,639
Provision for loan losses	143,000	122,100	251,000	316,200

Net interest income after provision for loan losses	1,254,522	1,031,644	3,607,743	2,926,439

Other income:
Service charges on deposit accounts	52,186	47,692	149,876	141,247
Residential mortgage origination fees	99,822	117,760	341,885	256,306
Gain on sale of securities	(2,794)	6,953	(2,794)	90,802
Income from cash value of life insurance	24,243	22,431	73,140	59,816
Other operating income	2,550	9,773	14,874	12,488

Total other income	176,007	204,609	576,981	560,659

Other expense:
Salaries and other personnel expense	572,510	447,414	1,683,742	1,243,330
Net occupancy and equipment expense	69,448	76,089	213,811	235,824
Other operating expense	295,851	325,573	995,236	833,711

Total other expense	937,809	849,076	2,892,789	2,312,865

Earnings before income taxes	492,720	387,177	1,291,935	1,174,233
Income tax expense	166,253	17,259	440,187	283,711

Net earnings	$ 326,467	369,918	851,748	890,522

Basic earnings per share*	$ .31	.35	.80	.85

Diluted earnings per share*	$ .27	.31	.70	.76

*All per share amounts have been adjusted for the 5% stock dividend declared on November 1, 2005.
See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Nine months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2O04
Net earnings	$ 851,748	890,522

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment
securities available-for-sale:
Unrealized gains (losses) arising during the period, net of tax
of $80,419 and $22,216, respectively	(156,109)	(43,128)
Reclassification adjustment for gains in net earnings,
net of tax of $950 and $30,873, respectively	1,844	(59,929)

Other comprehensive income (loss)	(154,265)	(103,057)

Comprehensive income	$ 697,483	787,465

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Cash Flows For the Nine months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

Cash flows from operating activities:
Net earnings	$851,748	890,522
Adjustments to reconcile net earnings to
net cash provided (used) by operating activities:
Provision for loan losses	251,000	316,200
Depreciation, amortization and accretion	175,639	193,231
Gain on sale of securities	-	(90,802)
Change in loans held-for-sale	(2,157,072)	(892,777)
Increase in cash surrender value life insurance	(67,680)	(59,816)
Change in other	28,936	(173,415)

Net cash provided (used) by operating activities	(917,429)	183,143

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	268,125	11,739,352
Proceeds from maturities, calls and paydowns
of investment securities available-for-sale	3,756,372	4,171,434
Proceeds from the sales of other securities	850,500	-
Purchases of investment securities available-for-sale	(498,136)	(12,684,616)
Purchases of investment securities held-to-maturity	(774,600)	(2,494,429)
Purchases of other investments	(1,259,317)	(235,200)
Net change in loans	(16,051,085)	(30,227,967)
Proceeds from the sale of premises and equipment	-	18,200
Purchases of premises and equipment	(68,717)	(64,674)
Purchase of cash surrender value life insurance	-	(2,000,000)

Net cash used by investing activities	(13,776,858)	(31,777,900)

Cash flows from financing activities:
Net change in deposits	10,320,679	28,776,274
Proceeds from FHLB advances	20,400,000	3,000,000
Repayments of FHLB advances	(14,400,000)	-
Net change in federal funds purchased	-	(600,000)
Proceeds from issuance of junior subodinated debentures	-	3,093,000
Proceeds from exercise of stock options	-	144,605

Net cash provided by financing activities	16,320,679	34,413,879

Net change in cash and cash equivalents	1,626,392	2,819,122
Cash and cash equivalents at beginning of the period	4,096,726	205,082

Cash and cash equivalents at end of the period	$5,723,118	3,024,204

Noncash investing activities:
Change in unrealized gain/loss on securities
available-for-sale, net of tax	$(154,265)	(103,057)

Supplemental Information:
Taxes paid	$340,525	556,000

Interest paid	$2,619,656	1,700,162

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 & - Basis of Presentation

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of September 30, 2005 and for the interim periods ended September 30, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2004 Form 10-KSB as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein. Actual results could differ from those estimates.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30. On November 1, 2005, the board of directors of the Company declared a 5% stock dividend payable to shareholders of record as of December 1, 2005. The dividend will be paid on December 15, 2005. All per share numbers have been retroactively restated for the stock dividend.

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004
Basic earnings per share:
Weighted average shares outstanding	1,060,898	1,058,645	1,060,898	1,052,371
Net income available to common
shareholders	$326,467	369,918	851,748	890,522
Basic earnings per share	$.31	$.35	$.80	$.85
Diluted earnings per share:
Weighted average shares outstanding	1,060,898	1,058,645	1,060,898	1,052,371
Net effect of the assumed exercise of
stock
options based on the treasury stock
method using average market price for the
period	164,215	127,874	153,398	119,705

Total weighted average shares and common
stock equivalents outstanding	1,225,113	1,186,519	1,214,296	1,172,206

Net income available to common
shareholders	$326,467	369,918	851,748	890,522
Diluted earnings per share	$.27	$.31	.70	$.76

COASTAL BANKING COMPANY, INC.

Note 3 - Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income:
Net income, as reported	$326,467	$369,918	$851,748	$890,522
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effect	(14,734)	(17,500)	(44,202)	(52,500)

Pro forma net income	$311,733	$352,418	$807,546	$838,022
Basic earnings share:
As reported	$.31	$.35	$.80	$.85
Pro forma	$.29	$.33	$.76	$.80
Diluted earnings share:
As reported	$.27	$.31	$.70	$.76
Pro forma	$.25	$.29	$.67	$.71

Note 4 - Subsequent Event

On October 1, 2005, First Capital Bank Holding Corporation, the parent holding company for First National Bank of Nassau County, merged with and into the Company. First National Bank of Nassau County became a wholly owned subsidiary of the Company. Pursuant to the merger agreement, each share of common share of First Capital Bank Holding Corporation was exchanged for 1.054 common shares of the Company.

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	difficulties in effectively integrating the management and operations of Coastal Banking Company and First Capital Bank Holding Corporation following our merger, which was completed on October 1, 2005;
•	an increase in operating costs following the merger, or cost savings following the merger at levels less than we have anticipated;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

On October 1, 2005, First Capital Bank Holding Company, the parent holding company for First National Bank of Nassau County, Florida merged into Coastal. As of October 1, 2005, First National Bank of Nassau County became a wholly owned subsidiary of Coastal. Each common share of First Capital Bank Holding Corporation was exchanged for 1.054 common shares of Coastal. Because the merger was closed after September 30, 2005, financial information for First Capital is not included in the consolidated statements of this report. First National Bank of Nassau County operates from its main office location in Fernandina Beach, Florida. Through the merger, the company’s coastal presence is expanded into its second regional market. For more detail regarding the merger see the company’s S-4/A filing dated July 1, 2005.

The following discussion describes our results of operations for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 as well as results for the nine months ended September 30, 2005 and 2004, and also analyzes our financial condition as of September 30, 2005 as compared to December 31, 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

COASTAL BANKING COMPANY, INC.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

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

Results of Operations

Net Interest Income

Our level of net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin. For the nine months ended September 30, 2005, net interest income totaled $3,859,000, compared to $3,243,000 for the nine months ended September 30, 2004. This increase in net interest income is due to the overall growth in the volume of interest earning assets, primarily loans, partially offset by increases in the weighted average rates paid on interest bearing liabilities. Total interest income increased by $1,633,000, or 33%, to $6,623,000 for the nine months ended September 30, 2005, compared to $4,990,000 for the nine months ended September 30, 2004. Interest and fees on loans increased by $1,631,000, or 41%, to $5,581,000 in the first nine months of 2005 from $3,950,000 in the first nine months of 2004. Total interest expense increased by $1,017,000, or 58%, to $2,765,000 for the nine months ended September 30, 2005 compared to $1,747,000 for the same period in 2004. The increase in net interest income is due to the overall growth in the volume of interest earning assets, partially offset by decreases in overall weighted average interest rates. The net interest margin realized on earning assets was 3.53% for the nine months ended September 30, 2005 compared to 3.64% for the same period in 2004. Net interest rate spread was 3.29% for the nine month period ended September 30, 2005 compared to 3.44% for the same period in 2004.

For the quarter ended September 30, 2005, net interest income totaled $1,398,000, as compared to $1,154,000 for the quarter ended September 30, 2004, an increase of $244,000. Total interest income increased by $601,000,

COASTAL BANKING COMPANY, INC.

or 33%, to $2,420,000 for the three months ended September 30, 2005 compared to $1,819,000 for the three months ended September 30, 2004. Interest and fees on loans increased by $574,000, or 38%, to $2,076,000 in the three months ended September 30, 2005 from $1,501,000 in the three months ended September 30, 2004. Total interest expense increased by $357,000, or 54%, to $1,023,000 for the three months ended September 30, 2005 compared to $666,000 for the same period in 2004. The net interest margin realized on earning assets was 3.77% for the three months ended September 30, 2005 compared to 3.48% for the same period in 2004. Net interest rate spread was 3.41% for the three month period ended September 30, 2005 compared to 3.34% for the same period in 2004.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank’s net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2005, the bank, as measured by Gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is slightly asset sensitive. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The bank also forecasts its sensitivity to interest rate changes using modeling software. For more information on asset-liability management, see the annual report of Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $251,000 for the nine months ended September 30, 2005, as compared to $316,000 for the nine months ended September 30, 2004. The provision charged to expense was $143,000 for the quarter ended September 30, 2005, as compared to $122,000 for the quarter ended September 30, 2004. Although the provision increased slightly in the third quarter of this year compared to last year, the decrease in the provision for the nine-month period this year compared to last year has been a result of management’s assessment of improvement in problem loans in the portfolio and a decline in the total change of loans during the first nine months of 2005 as compared to the first nine months of 2004. The loan portfolio, net of loan losses, increased by approximately $15,800,000 during the nine months ended September 30, 2005 from $100,397,000 at December 31, 2004. The allowance for loan losses totaled 1,338,000, or 1.14% of gross loans outstanding at September 30, 2005, as compared to $1,137,000, or 1.11 % of gross loans outstanding at December 31, 2004.

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

Noninterest Income

Noninterest income for the nine months ended September 30, 2005 totaled $577,000, as compared to $561,000 for the nine months ended September 30, 2004. Loan fees earned were higher in the first nine months of 2005 by $86,000 as a result of increased loan originations during 2005. This was offset by a decrease of $94,000 in securities gains over the same period.

Noninterest income for the quarter ended September 30, 2005 was $176,000, compared to $205,000 for the same period in 2004. Noninterest income was down primarily because loan fee income decreased $18,000 in the September 2005 quarter from the September 2004 quarter. With interest rates in the economy increasing the possibility a continued downward trend in loan fee income is possible. Deposit fee income increased $4,000 while securities losses totaled $3,000 compared to securities gains of $7,000 in the 2004 quarter.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2005 was $2,893,000, as compared to $2,313,000 for the same period in 2004. Salaries and benefits, the largest component of noninterest expense, totaled $1,684,000 for the nine months ended September 30, 2005, compared to $1,243,000 for the same period a year ago. Salary and benefits expense increased due to higher performance-related salary expenses, increased staffing related to higher loans outstanding and higher health insurance costs during the period. Total salary expense as an annualized percentage of average loans outstanding was 1.45% for the nine month period ended September 30, 2005 compared to 1.34% for the same period in 2004. Other operating expenses were $995,000 for the nine months ended September 30, 2005, as compared to $834,000 for the nine months ended September 30, 2004. These increases in noninterest expenses are due to higher data processing fees, professional fees (including merger-related fees) and deposit insurance costs as a result of the bank’s continued growth and increased compliance requirements.

Total noninterest expense increased to $938,000 for the quarter ended September 30, 2005, compared to $849,000 during the same period in 2004. Salaries and benefits increased from $447,000 during the quarter ended September 30, 2004 to $573,000 during the quarter ended September 30, 2005. Other operating expenses were $296,000 for the quarter ended September 30, 2005 as compared to $326,000 for the quarter ended September 30, 2004.

As described below in Recent Accounting Pronouncements, beginning with calendar year 2006, SFAS No. 123(R) will require us to measure all our employee stock-based compensation awards using a fair value method and record this expense in our financial statements. Consequently, our noninterest expense in future reporting periods will include a compensation expense for the fair value of stock options we have granted. If we have been required to report this expense for the nine months ended September 30, 2005, we would have reported an additional compensation expense of $44,000.

Income Taxes

The income tax expense for the nine months ended September 30, 2005 was $440,000, compared to an income tax expense of $284,000 for the same period in 2004. Income tax expense was $166,000 for the quarter ended September 30, 2005, compared to an income tax expense of $17,000 for the same period in 2004. The effective tax rate was 34% for both the three and nine months ended September 30, 2005 and 4% and 24% for the three and nine month periods of 2004. In the September 2004 quarter, an analysis of certain valuation allowances related to the deferred tax amounts showed that the valuation allowances were no longer needed. The elimination of these tax valuation allowances reduced tax expense in the September 2004 quarter by $115,000.

COASTAL BANKING COMPANY, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Earnings

The combination of the above factors resulted in net earnings of $852,000 for the nine months ended September 30, 2005, compared to net earnings for the nine months ended September 30, 2004 of $891,000. Net income for the quarter ended September 30, 2005 was $326,000, compared to $370,000 for the quarter ended September 30, 2004. Basic earnings per share were $.80 for the nine months ended September 30, 2005 and $.31 for the quarter ended September 30, 2005, compared to $.85 for the nine months ended September 30, 2004 and $.35 for the quarter ended September 30, 2004. In 2005, diluted earnings per share totaled $.70 for the nine months ended September 30, 2005 and $.27 for the three months ended September 30, 2005, compared to $.76 and $.31 per share for the nine and three month periods ended September 30, 2004 respectively.

Assets and Liabilities

During the first nine months of 2005, total assets increased $17,545,000, or 12%, when compared to December 31, 2004. The primary source of growth in assets was net loans, which increased $15,800,000, or 16%, during the first nine months of 2004. During the first nine months of 2005, total liabilities increased $16,847,000, or 12%, when compared to December 31, 2004. The primary source of growth in liabilities was total deposits, which increased $10,321,000, or 8%, from the December 31, 2004 amount of $129,432,000.

Investment Securities

Investment securities available-for-sale decreased to approximately $23,712,000 at September 30, 2005 from $27,366,000 at December 31, 2004. Held to maturity securities, which consist primarily of municipal tax exempt securities, totaled $6,398,000 at September 30, 2005 compared to $5,643,000 at December 31, 2004.

Premises and Equipment

Premises and equipment, net of depreciation, totaled approximately $2,827,000 at September 30, 2005. The decrease of $45,000 from the December 31, 2004 amount of $2,872,000 was due to depreciation in the current period. No significant purchases were made during the period.

Loans Receivable

Gross loans totaled $117,535,000 at September 30, 2005, an increase of $16,001,000, or 16%, since December 31, 2004. The largest increase in loans was in real estate-mortgage loans, which increased $10,402,000, or 18%, to $69,381,000 at September 30, 2005. Balances within the major loans receivable categories as of September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004
Real estate - construction	$38,840,000	33,727,000
Real estate - mortgage	69,381,000	58,979,000
Commercial and industrial	6,012,000	5,561,000
Consumer and other	3,302,000	3,267,000

Gross loans outstanding	$117,535,000	101,534,000

COASTAL BANKING COMPANY, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30,	December 31,
	2005	2004
Loans: Nonaccrual loans	$-	-
Accruing loans more than 90 days past due
	$-	313,000
Other real estate and repossessions	$-	-
Loans identified by internal review mechanism
Criticized
	$277,143	292,000
Classified	$406,549	962,000

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2005	2004
Balance, January 1,	$1,137,000	866,000
Provision for loan losses for the period	251,000	316,000
Net loans (charged off) recovered for the period	(50,000)	(7,000)

Balance, end of period	$1,338,000	1,175,000

Gross loans outstanding, end of period	$117,535,000	98,575,000

Allowance for loan losses to gross loans outstanding	1.14	1.19

COASTAL BANKING COMPANY, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Deposits

At September 30, 2005, total deposits increased by $10,321,000, or 8%, from December 31, 2004. Noninterest-bearing demand deposits decreased $1,578,000, or 14%, and interest-bearing deposits increased $8,743,000, or 7%. Of the $40,785,000 in certificates of deposit, $100,000 and over at September 30, 2005, $20,491,000 were brokered deposits. Of the $29,747,000 of other time deposits outstanding at September 30, 2005, $15,048,000 were brokered deposits. These are issued in individual’s names and in the names of trustees with balances participated out to others.

Balances within the major deposit categories as of September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004
Noninterest-bearing demand deposits	$12,813,000	11,235,000
Interest-bearing demand deposits	55,271,000	57,239,000
Savings deposits	1,136,000	961,000
Certificates of deposit $100,000 and over	40,785,000	30,185,000
Other time deposits	29,747,000	29,812,000

	$139,752,000	129,432,000

FHLB Advances

In addition to deposits, we have line of credit from the Federal Home Loan Bank of Atlanta to help fund our loan growth. The bank uses its loan portfolio as collateral for the advances. The following table reflects the current borrowings and terms as of September 30, 2005.

Description	Balance	Current Rate	Maturity Date
5/2 Convertible	$5,000,000	4.01-fixed	8/16/2010-8/16/2007 call
DRC	$3,000,000	4.16%-variable	Daily

Total	$8,000,000

Junior Subordinated Debentures

In April 2004, we formed a wholly owned Delaware statutory trust, which issued $3.0 million of guaranteed preferred beneficial interests in our junior subordinated deferrable interest debentures that qualify as Tier I capital under Federal Reserve Board guidelines. We own all of the common securities of the trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the trust to purchase $3.0 million of our junior subordinated debentures, which pay interest at a floating rate equal to 3 month LIBOR plus 275 basis points. We used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to the bank. The debentures represent the sole asset of the trust. For more information, see our Form 10-KSB for the year ended December 31, 2004.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Our liquidity needs include items such as the funding of loans and purchases of operating assets. We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total deposit ratio which was 83% at September 30, 2005 and 78% at December 31, 2004.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2005:

Commitments to extend credit	$24,390,000
Loans sold with limited recourse	$7,013,000
Standby letters of credit	$347,229

Commitments to extend credit include $19,898,000 of commitments to fund real estate construction and other loans, $3,682,000 of unused home equity lines and $810,000 of other lines. Based on historical experience, management does not expect these lines to be completely funded. Real estate construction loans typically have maturities of one year or less although a slow-down in the economy could warrant longer payouts and higher balances. Home equity lines typically do not completely fund. Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County and surrounding areas.

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

At September 30, 2005, our total shareholders’ equity was $11.5 million ($12.7 million at the bank level). At September 30, 2005, our Tier 1 capital ratio was 10.25% (9.95% at the bank level), our total risk-based capital ratio was 12.31% (10.98% at the bank level), and our Tier 1 leverage ratio was 9.40% (8.27% at the bank level). The bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

As described below under Recently Issued Accounting Standards, beginning with calendar year 2006, SFAS No. 123(R) will require us to measure all our employee stock-based compensation awards using a fair value method and record this expense in our financial statements. Consequently, our noninterest expense in future reporting periods will include a compensation expense for the fair value of stock options we have granted. If we have been required to report this expense for the nine months ended September 30, 2005, we would have reported an additional compensation expense of $44,000.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

On August 22, 2005, we held our annual meeting whereby shareholders voted upon three matters.

The first proposal was to approve the Agreement and Plan of Merger dated as of April 6, 2005, and as amended on May 19, 2005, by and between the company and First Capital Bank Holding Corporation (“First Capital”) pursuant to which First Capital would merge with and into the company.

The second proposal was to vote to authorize the board of directors to adjourn the special meeting to allow time for further solicitation of proxies in the event there were insufficient votes present at the special meeting.

The third proposal was the election of four Class III directors to serve on the board of directors until the earlier of the consummation of the merger or a three-year term, expiring at the 2008 annual meeting of shareholders. The following section sets forth the number of votes cast for, against or withheld and the number of abstentions as to such matter (except as provided below, there were no broker non-votes).

Proposal #1 – Agreement and Plan of Merger

	Votes For	Against	Abstained
Proposal # 1	741,722	5,775	1,260

Proposal #2 – Authorization to Adjourn

        No vote was taken with respect to this matter because the board of directors received a sufficient number of votes to approve the merger and there was no need to adjourn the special meeting to allow time for further solicitation of proxies.

Proposal #3 — Election of Four Class III Directors

James W. Holden, Jr., DVM, James C. Key, Ron Lewis, and Matt A. Trumps were up for election as directors at the annual meeting.

	Votes For	Votes Withheld
James W. Holden, Jr., DVM	982,625	2,410
James C. Key	982,680	2,355
Ron Lewis	982,680	2,355
Matt A. Trumps	980,804	4,231

        Upon the closing of merger on October 1, 2005, First Capital merged with and into Coastal. As set forth in the amended and restated articles of incorporation that was filed with the articles of merger, the former Coastal directors that are serving as members of the board of directors of the surviving company are James W. Holden, Class I; James C. Key, Class I; Ladson F. Howell, Class II; Dennis O. Green, Class II; Randolph C. Kohn, Class III; and Robert B. Pinkerton, Class III. The former current First Capital directors that are serving as members of the board of directors of the surviving company are Michael G. Sanchez, Class I; Christina H. Bryan, Class I; Ron Anderson, Class II; Suellen Rodeffer Garner, Class II; Robert L. Peters, Class III; and Edward E. Wilson, Class II. The terms of Class I, Class II, and Class III directors will expire at the 2006, 2007, and 2008 shareholders’ meetings, respectively.

Item 6. Exhibits

31.1      Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2      Rule 13a-14(a) Certification of the Chief Financial Officer.

32      Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL BANKING COMPANY, INC.
Date: November 14, 2005	By: /s/ RANDOLPH C. KOHN Randolph C. Kohn President and Chief Executive Officer

Date: November 14, 2005	By: /s/ JAMES L. PATE, III James L. Pate, III Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number              Description

31.1           Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2           Rule 13a-14(a) Certification of the Chief Financial Officer.

32              Section 1350 Certifications.