Form 10KSB
period 2005-12-31
COASTAL BANKING CO INC
filed 2006-04-14
CIK 1093897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-28333

COASTAL BANKING COMPANY, INC.

(Name of small business issuer in its charter)

South Carolina	58-2455444
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

36 Sea Island Parkway, Beaufort, South Carolina	29901
(Address of Principal Executive Offices)	(Zip Code)

(843) 522-1228
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:                              None.

Securities registered pursuant to Section 12(g) of the Act:                              Common Stock, $.01 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.           ☐

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Check whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

State issuer’s revenue for its most recent fiscal year:           $13,059,434

The aggregate number of shares of the Company’s common stock held by non-affiliates as of March 21, 2006 was 2,052,772. The aggregate market value of these shares as of March 21, 2006 was $39,618,500 based upon the estimated fair market value of the common stock of $19.30 per share, which is the average bid and ask price on the Over the Counter Bulletin Board on March 21, 2006.  This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

2,373,672 shares of common stock were outstanding as of March 21, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 19, 2006, are incorporated by reference into Part III.

Transitional Small Business Disclosure format (check one):                        Yes  ☐    No  ☒

Part I

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

General

Coastal Banking Company, Inc. was incorporated in June, 1999 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act, and to purchase 100% of the issued and outstanding stock of Lowcountry National Bank, an association organized under the laws of the United States. The bank opened for business on May 10, 2000. On October 1, 2005, we merged with First Capital Bank Holding Corporation, and, by virtue of the merger, acquired 100% of the issued and outstanding capital stock of First National Bank of Nassau County (“First National Bank”). Through our subsidiaries, we conduct a general commercial and retail banking business principally in the markets of Beaufort County, South Carolina and Nassau County, Florida. First National also operates loan production offices in Jacksonville, Florida and Savannah, Georgia.

Location and Service Area

Our primary service areas consist of the areas within a 20 mile radius of the main offices of Lowcountry National Bank and First National Bank. The primary service area of Lowcountry National Bank covers a large portion of Beaufort County, including Beaufort, Bluffton, Burton, Callawassie Island, Coosaw, Dataw Island, Harbor Island, Hilton Head Island, Hunting Island, Fripp Island, Ladys Island, Port Royal, Spring Island, St. Helena Island, and the rapidly growing Sun City. The primary service area of First National Bank includes the communities of Amelia Island, Fernandina Beach, O’Neil and Yulee, Florida. The borders of the primary service area of First National Bank are the St. Mary’s River and the Georgia border to the north, the Atlantic Ocean to the east, Duval County to the south and Baker County to the west. First National Bank also serves the Savannah, Georgia market area through a loan production office.

Lending Activities

General. We emphasize a range of lending services, including real estate, commercial, and consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in the banks’ market areas.

Loan Approval and Review.  The banks’ loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the directors’ loan committee. Loans in excess of the directors’ loan committee’s limits must be approved by the full board of directors of the applicable bank. Neither bank may make any loans to any director, officer, or employee of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank. The banks currently adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The banks currently sell their mortgage loans on the secondary market, but may choose to hold them in the portfolio in the future.

Lending Limits.  The banks’ lending activities are subject to a variety of lending limits imposed by federal law. In general, the banks are subject to a legal limit on loans to a single borrower equal to 15% of each bank’s capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to the banks. These limits will increase or decrease as each bank’s capital increases or decreases. Based upon Lowcountry National Bank’s capitalization of $14,714,000 as of December 31, 2005, the bank has a self-imposed loan limit of $2,162,000, which represents 98% of our regulatory legal lending limit of $2,207,100. Based upon First National Bank's capitalization of $15,063,743 as of December 31, 2005, it had a self imposed legal lending limit of $2,000,000, which represents approximately 89% of its regulatory legal lending limit. Unless the banks are able to sell participations in its loans to other financial institutions, the banks will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

Real Estate and Mortgage Loans. Loans secured by first or second mortgages on real estate make up approximately 92% of Lowcountry National’s loan portfolio, 94% of First National Bank’s portfolio, and 93% of the consolidated loan portfolio. These loans generally fall into one of three categories: commercial real estate loans, construction and development loans, or residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity loans are not included because they are classified as consumer loans, which are discussed below. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The banks generally charge origination fees for each loan.

Real estate loans are subject to the same general risks as other loans. They are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan.

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

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

Residential Real Estate Loans. Residential real estate loans generally have longer terms up to 30 years. We offer fixed and adjustable rate mortgages. We have limited credit risk on these loans as most are sold to third parties soon after closing.

Commercial Loans. Our banks make loans for commercial purposes in various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

Equipment loans typically are made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. We focus our efforts on commercial loans less than $500,000. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal typically is repaid as the assets securing the loan are converted into cash, and in other cases principal typically be due at maturity. Asset based lending, leasing, and factoring are offered through third party vendors who can handle the paper work and servicing and generally assume most of the credit risk. Trade letters of credit, standby letters of credit, and foreign exchange are handled through a correspondent bank as agent for the bank.

We offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which may help to reduce the bank’s risk. Government guarantees of SBA loans generally will not exceed 80% of the loan value and will generally be less, although it will guarantee up to 85% on loans of $150,000 or less.

The well established banks in the Beaufort County and Nassau County areas make proportionately more loans to medium to large-sized businesses than we do. Many of the banks’ commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

Consumer Loans. Our banks make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 60 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

We also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit generally are the same as those for first mortgage loans. Home equity lines of credit will typically have terms of 15 years or less, will typically carry balances less than $125,000, and may extend up to 90% of the available equity of each property.

Deposits.  The banks offer a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and individual retirement accounts.  The primary sources of deposits are residents of, and businesses and their employees located in, our primary market areas.  Deposits are obtained through personal solicitation by officers and directors, direct mail solicitations and advertisements published in the local media.  To attract deposits, the subsidiary banks offer a broad line of competitively priced deposit products and services.

Risk Factors

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of organic growth and may not even be able to grow our business at all. Because of our relatively small size and short operating history, it will be difficult for us to generate similar earnings growth as we continue to expand, and consequently our historical results of operations will not be indicative necessarily of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of organic growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

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

Due to the growth of our banks over the past several years and their relatively short operating histories, a large portion of the loans in their loan portfolios and of their lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because the loan portfolios of our banks are relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolios become more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase the banks’ provisions for loan losses, which would adversely affect our results of operations and financial condition.

An economic downturn, especially one affecting the primary market areas of our banks, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in the primary market areas of our banks, which are Beaufort County, South Carolina and Nassau County, Florida. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 84% of our interest income for the year ended December 31, 2005. If an economic downturn occurs in the economy as a whole, or especially in our banks’ primary market areas, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

The success of our banks depends largely on the services of their respective chief executive officers. Randolph C. Kohn, the president and chief executive officer of Lowcountry National Bank, and Michael G. Sanchez, the president and chief executive officer of First National Bank, have extensive and long-standing ties within our industry. If we lose the services of either Mr. Kohn or Mr. Sanchez, our business and development could be materially and adversely affected.

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

In addition, we merged with First Capital Bank Holding Corporation on October 1, 2005. Through the merger, we acquired First National Bank of Nassau County. Even though we have not encountered difficulties in integrating the two companies to this point, there is a risk that we would lose key employees and customers from both Lowcountry National Bank and First National Bank.

Supervision And Regulation

Coastal Banking Company, Inc., Lowcountry National Bank and First National Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Coastal Banking Company, Inc.

Because it owns all of the capital stock of Lowcountry National Bank and First National Bank, Coastal Banking Company, Inc. is a bank holding company under the federal Bank Holding Company Act of 1956 (the Bank Holding Company Act). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in South Carolina, the South Carolina State Board of Financial Institutions also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•                  acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•                  acquiring all or substantially all of the assets of any bank; or

•                  merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if we are adequately capitalized and adequately managed, we may purchase a bank located outside of South Carolina or Florida. However, the laws of the other state may impose restrictions on the acquisition of a bank that has only been in existence for a limited amount of time or that would result in specified concentrations of deposits. For example, South Carolina law prohibits a bank holding company from acquiring control of a bank until the target bank has been incorporated for five years. Because Lowcountry National Bank and First National Bank have each been chartered for a sufficient amount of time, this restriction would not limit our ability to sell.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•                  the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•                  no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The regulations provide a procedure for challenging any rebuttable presumption of control.

Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act, to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•                  banking or managing or controlling banks; and

•                  any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•                  factoring accounts receivable;

•                  making, acquiring, brokering or servicing loans and usual related activities;

•                  leasing personal or real property;

•                  operating a non-bank depository institution, such as a savings association;

•                  trust company functions;

•                  financial and investment advisory activities;

•                  conducting discount securities brokerage activities;

•                  underwriting and dealing in government obligations and money market instruments;

•                  providing specified management consulting and counseling activities;

•                  performing selected data processing services and support services;

•                  acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•                  performing selected insurance underwriting activities.

The Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company under the Gramm-Leach-Bliley Act Financial Services Modernization Act of 1999. A financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

•                  lending, trust and other banking activities;

•                  insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities and acting as principal, agent or broker for these purposes, in any state;

•                  providing financial, investment or advisory services;

•                  issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•                  underwriting, dealing in or making a market in securities;

•                  other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•                  foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•                  merchant banking through securities or insurance affiliates; and

•                  insurance company portfolio investments.

To qualify to become a financial holding company, Lowcountry National Bank, First National Bank and any other depository institution subsidiary of Coastal Banking Company, Inc. are required to be well capitalized and well managed and have a Community Reinvestment Act rating of at least “satisfactory.”  Additionally, we would be required to file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institution. Under Federal Reserve policy, we are expected to act as a source of financial strength for the banks and to commit resources to support them. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to the banks will be repaid only after their deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Lowcountry National Bank and First National Bank of Nassau County

Because Lowcountry National Bank and First National Bank are chartered as national banks, they are primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the OCC. The OCC regularly examines the banks’ operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Because the banks’ deposits are insured by the FDIC to the maximum extent provided by law, they are also subject to certain FDIC regulations. The banks are also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which their main office is located. Under both South Carolina and Florida law, the banks may open branch offices throughout their respective home states with the prior approval of the OCC. In addition, with prior regulatory approval, both banks may acquire branches of existing banks located in their respective home states. The banks and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the target states’ laws. South Carolina and Florida law, with limited exceptions, currently permit branching across state lines only through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, neither South Carolina nor Florida has opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of these states may branch into them. This provides a limited barrier of entry into the South Carolina and Florida banking markets, which protects us from an important segment of potential competition. However, because neither South Carolina nor Florida has elected not to opt-in, our ability to establish a new start-up branch of either bank in another state is limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until either South Carolina or Florida changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital level for each category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.32 cents per $100 of deposits for the first quarter of 2006.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or the OCC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Lowcountry National Bank or First National Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by Lowcountry National Bank or First National Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation of a borrower who is on active duty with the United States military.

Each bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•                  Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•                  Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•                  Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•                  Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identify theft protections, and certain credit and other disclosures;

•                  Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•                  the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of each bank are subject to:

•                  the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•                  the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

Coastal Banking Company, Inc., Lowcountry National Bank and First National Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of Coastal Banking Company, Inc., and the OCC, in the case of the banks. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Lowcountry National Bank and First National Bank are subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated depository institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005 our ratio of total capital to risk-weighted assets was 12.33% and our ratio of Tier 1 Capital to risk-weighted assets was 10.74%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, our leverage ratio was 9.81%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

Coastal Banking Company, Inc. is a legal entity separate and distinct from both Lowcountry National Bank and First National Bank. The principal sources of Coastal Banking Company, Inc.’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that Lowcountry National Bank and First National Bank to Coastal Banking Company, Inc. as its sole shareholder. Statutory and regulatory limitations apply to the banks’ payment of dividends to Coastal Banking Company, Inc. as well as to Coastal Banking Company, Inc.’s payment of dividends to its shareholders.

Each bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by each bank’s Board of Directors in any year will exceed (1) the total of the bank’s net profits for that year, plus (2) the bank’s retained net profits of the preceding two years, less any required transfers to surplus. The payment of dividends by Coastal Banking Company, Inc., Lowcountry National Bank and First National Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

In addition, the OCC may require, after notice and a hearing, that Lowcountry National Bank or First National Bank stop or refrain from engaging any practice it considers unsafe or unsound. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Restrictions on Transactions with Affiliates

Coastal Banking Company, Inc., Lowcountry National Bank and First National Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•                  a bank’s loans or extensions of credit to affiliates;

•                  a bank’s investment in affiliates;

•                  assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•                  loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•                  a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Lowcountry National Bank and First National Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

Coastal Banking Company, Inc., Lowcountry National Bank and First National Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Lowcountry National Bank and First National Bank also subject to restrictions on extensions of credit to their executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Anti-Terrorism and Money Laundering Legislation

Lowcountry National Bank and First National Bank are subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the USA PATRIOT Act) as it amended the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control (OFAC). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. Both Lowcountry National Bank and First National Bank have established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

•                  raising the coverage level for retirement accounts to $250,000;

•                  indexing deposit insurance coverage levels for inflation beginning in 2012;

•                  prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•                  merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•                  providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging potential changes to the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has, and is likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Deposit Services

Through our subsidiary banks, we offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our primary market areas at rates competitive in the market area. In addition, we offer certain retirement account services, such as IRAs. We solicit these accounts from individuals, businesses, associations, organizations, and governmental authorities.

Other Banking Services

Our banks also offer other bank services including drive up ATMs, safe deposit boxes, traveler’s checks, direct deposit, U.S. Savings Bonds, banking by mail, and internet banking. The bank is associated with the Plus and Star ATM networks, which may be used by its customers throughout the banks’ primary market areas and other regions. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and attract customers who are accustomed to the convenience of using ATMs. Neither bank currently exercises trust powers, and we do not expect the banks to offer trust services in the near future.

Employees

As of March 15, 2006, Lowcountry National Bank had 30 full-time employees and 1 part-time employee, and First National Bank had 33 full-time employees and 3 part-time employees. Our company had no employees other than its officers, who are also employees of Lowcountry National Bank or First National Bank.

Item 2.                                                           Description of Property.

Lowcountry National Bank is located at 36 Sea Island Parkway in Beaufort, South Carolina. Lowcountry National Bank owns its 5,800 square foot main office building located on 2.33 acres of land.

Lowcountry National Bank owns a lot on Hwy 170, Bluffton, South Carolina in the Okatie Center, which was purchased in 2001 for a future branch site. The bank has since decided against building on this site and has now listed the lot for sale.

During 2002, Lowcountry National Bank successfully established a loan production office to service the Bluffton area. Based on the success of the establishment of the loan production office, we decided to move forward with a full service branch to serve this market. We decided that leasing a branch facility was in the bank’s best interest as opposed to constructing our own building. To that end, Lowcountry National Bank entered into a lease to open our first branch at Moss Creek Village, Bluffton, South Carolina. The Moss Creek office became fully operational during the second quarter of 2003.

First National Bank is located at 1891 South 14th Street in Fernandina Beach, Florida. First National Bank owns its 6,500 square foot main office, which is located on 1.28 acres of land. In addition, First National has acquired the office buildings on property adjacent to its main office to accommodate expansion.

In 2004, First National Bank also purchased 1.16 acres of land at the corner of Lofton Square Boulevard and State Road 200 in Yulee for a future branch location. The bank will be required to obtain regulatory approval before establishing a branch at this location. First National Bank also has loan production offices in Jacksonville, Florida and Savannah, Georgia. The property for the Savannah loan production office was leased for a three year term, which will expire in 2008.

Item 3.                                                           Legal Proceedings.

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.                                                           Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

In response to this Item, the information is contained on page         of the company’s annual report to shareholders for the year ended December 31, 2005 and is incorporated herein by reference.

Coastal Banking Company issued no unregistered securities during the fiscal year ended December 31,2005 and did not repurchase any shares of its common stock during the fourth quarter of 2005.

Item 6.                                                           Management’s Discussion and Analysis or Plan of Operation.

In response to this Item, the information contained on pages               through     of the company’s annual report to shareholders for the year ended December 31, 2005 is incorporated herein by reference.

Item 7.                                                           Financial Statements.

In response to this Item, the information contained on pages               through     of the company’s annual report to shareholders for the year ended December 31, 2005 is incorporated herein by reference.

Item 8.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.                                                  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 8B.                                                  Other Information

None.

PART III

Item 9.                                                           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information for this Item is included in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2006, under the headings “Proposal:  Election of Directors”, “Code of Ethics”, “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

Item 10.                                                    Executive Compensation.

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2006, under the heading “Compensation of Executive Officers and Directors” and are incorporated herein by reference.

Item 11.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth equity compensation plan information at December 31, 2005. All per share amounts and number of shares outstanding have been adjusted to reflect all stock dividends.

Equity Compensation Plan Information

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance
Equity Plans Approved by Security Holders(1), (2)	210,739	$9.81	133,625
Equity Compensation Plans Not Approved by Security Holders(3),	208,407	9.16	0
Total	419,146	9.29	133,625

(1)                                  The total number of shares of common stock reserved for issuance under the 2000 Coastal Banking Company Stock Incentive Plan is currently 344,364, and it will automatically increase each time we issue additional shares so that it continues to equal 15% of our total outstanding shares. The options assumed through the merger are adjusted for a 5% stock dividend paid in December of 2005 and had an original term of ten years.

(2)                                  In connection with the company’s merger with First Capital Bank Holding Corporation on October 1, 2005, we assumed 86,765 options with a weighted average exercise price of $9.55 per share.

(3)                                  In connection with the company’s merger with First Capital Bank Holding Corporation on October 1, 2005, we assumed 8,854 options with a weighted average exercise price of $11.29 per share. These shares assumed through the merger are adjusted for the 5% stock dividend paid in December of 2005 and had an original term of 10 years.

Stock Warrants

Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $9.07 per share for each share purchased during our initial public offering. The warrants are represented by separate warrant agreements. One third of the warrants vested on each of the first three anniversaries of the date our bank opened for business, and they are exercisable in whole or in part during the ten year period following that date. All warrants are now vested. The warrants may not be assigned, transferred, pledged, or hypothecated in any way. The shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the OCC or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

The additional responses to this Item are included in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2006, under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

Item 12.                                                    Certain Relationships and Related Transactions

The responses to this Item are included in the company’s Proxy Statement for the Annual Meeting of Shareholders held on May 19, 2006, under the headings “Related Party Transactions” and “Compensation of Executive Officers and Directors” and are incorporated herein by reference.

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

10.5	Form of Lowcountry National Bank Director Deferred Fee Agreement. (incorporated by reference to Exhibit 10.5 of the Form 10-KSB for the period ended December 31, 2004, File No. 000-28333)*
10.6

Form of Lowcountry National Bank Executive Deferred Compensation Fee Agreement.(incorporated by reference to Exhibit 10.5 of the Form 10-KSB for the period ended December 31, 2004, File No. 333-86371)*

10.7	Employment Agreement dated April 6, 2005 between the company and Randolph Kohn (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, File No. 000-28333).*
10.8	Employment Agreement dated October 1, 2005 between the company and Michael Sanchez (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, File No. 000-28333).*
10.9	Salary Continuation Agreement dated April 6, 2005 between the company and Gary Horn (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, File No. 000-28333).*
10.10	Salary Continuation Agreement dated April 6, 2005 between the company and James Pate (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, File No. 000-28333).*
10.11	Salary Continuation Agreement dated October 1, 2005 between the company and Timothy Ayers*
10.12	Salary Continuation Agreement dated October 1, 2005 between the company and Leo Deas*
13.1	Company’s 2005 Annual Report.
21.1	Subsidiaries of the Company.
23.1	Consent of Certified Public Accountants.
24.1	Power of Attorney (contained as part of the signature pages herewith).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certifications.

*               Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14.                                                    Principal Accountant Fees and Services

The responses to this Item are included in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2006, under the heading “Independent Registered Public Accounting Firm” and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coastal Banking Company, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL BANKING COMPANY, INC.

By:	/s/ Randolph C. Kohn
Randolph C. Kohn
Chief Executive Officer

Date:	April 13, 2006

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Randolph C. Kohn and Michael G. Sanchez his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Coastal Banking Company, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Anderson	Director	April 13, 2006
Ron Anderson

/s/ Christina H. Bryan	Director	April 13, 2006
Christina H. Bryan

/s/ Suellen Rodeffer Garner	Chairman of the Board of	April 13, 2006
Suellen Rodeffer Garner	Directors

/s/ Dennis O. Green	Director	April 13, 2006
Dennis O. Green

/s/ James W. Holden, Jr.	Director	April 13, 2006
James W. Holden, Jr.

/s/ Ladson F. Howell	Vice Chairman of the Board of	April 13, 2006
Ladson F. Howell	Directors

/s/ James C. Key	Director	April 13, 2006
James C. Key

Signature	Title	Date

/s/ Randolph C. Kohn	Chief Executive Officer and	April 13, 2006
Randolph C. Kohn*	Director

/s/ James L. Pate, III	Chief Financial Officer	April 13, 2006
James L. Pate, III**

/s/ Robert L. Peters	Director	April 13, 2006
Robert L. Peters

/s/ Robert B. Pinkerton	Director	April 13, 2006
Robert B. Pinkerton

/s/ Michael G. Sanchez	President and Director	April 13, 2006
Michael G. Sanchez

/s/ Edward E. Wilson	Director	April 13, 2006
Edward E. Wilson

*                                         Principal Executive Officer

**                                  Principal Financial and Accounting Officer

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

10.5	Form of Lowcountry National Bank Director Deferred Fee Agreement. (incorporated by reference to Exhibit 10.5 of the Form 10-KSB for the period ended December 31, 2004, File No. 000-28333)*
10.6

Form of Lowcountry National Bank Executive Deferred Compensation Fee Agreement.(incorporated by reference to Exhibit 10.5 of the Form 10-KSB for the period ended December 31, 2004, File No. 333-86371)*

10.7	Employment Agreement dated April 6, 2005 between the company and Randolph Kohn (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, File No. 000-28333).*
10.8	Employment Agreement dated October 1, 2005 between the company and Michael Sanchez (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, File No. 000-28333).*
10.9	Salary Continuation Agreement dated April 6, 2005 between the company and Gary Horn (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, File No. 000-28333).*
10.10	Salary Continuation Agreement dated April 6, 2005 between the company and James Pate (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, File No. 000-28333).*
10.11	Salary Continuation Agreement dated October 1, 2005 between the company and Timothy Ayers*
10.12	Salary Continuation Agreement dated October 1, 2005 between the company and Leo Deas*
13.1	Company’s 2005 Annual Report.
21.1	Subsidiaries of the Company.
23.1	Consent of Certified Public Accountants.
24.1	Power of Attorney (contained as part of the signature pages herewith).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certifications.

*              Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.