Form 10QSB
period 2006-03-31
COASTAL BANKING CO INC
filed 2006-05-15
CIK 1093897

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition Period from to

Commission File No. 000-28333

COASTAL BANKING COMPANY, INC.

(Exact name of small business issuer as specified in its charter)

South Carolina	58-2455445
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

36 Sea Island Parkway

Beaufort, SC 29907

(Address of principal executive

offices, including zip code)

(843) 522-1228

(Registrant’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was requited to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,375,885 shares of common stock, $.01 par value, were issued and outstanding on May 8, 2006.

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

COASTAL BANKING COMPANY, INC.

COASTAL BANKING COMPANY, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
Assets
Cash and due from banks	$9,827,540	4,845,305
Interest-bearing deposits in banks	1,159,102	1,587,139
Federal funds sold	4,319,877	13,598,435
Securities available for sale, at fair value	50,223,471	46,150,641
Securities held to maturity, at cost (fair value of 17,442,178 and 17,886,459, respectively)	17,779,900	18,220,867
Restricted equity securities, at cost	2,872,067	2,734,567
Loans held for sale	1,729,164	2,449,651
Loans, net of unearned income	255,639,526	242,368,770
Less allowance for loan losses	3,029,386	2,862,992
Loans, net	252,610,140	239,505,778

Premises and equipment, net	7,204,157	6,620,652
Cash value of life insurance	5,374,418	5,322,247
Intangible assets	1,023,256	1,113,198
Goodwill	9,722,772	9,722,772
Other assets	3,423,369	3,296,885

	$367,269,233	355,168,137

Liabilities and Shareholders’ Equity
Deposits:
Non interest-bearing	$29,355,034	22,473,524
Interest-bearing	268,322,278	263,922,456
Total deposits	297,677,312	286,395,980
Federal funds purchased	875,000	—
Other borrowings	22,967,179	22,962,934
Junior subordinated debentures	3,093,000	3,093,000
Accrued interest payable and other liabilities	2,853,559	3,401,055

Total liabilities	327,466,050	315,852,969

Shareholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 2,373,672 and 2,369,263 shares issued and outstanding, respectively	23,737	23,693
Additional paid-in capital	39,365,578	39,317,286
Retained earnings	1,111,872	476,593
Accumulated other comprehensive income (loss)	(698,004)	(502,404)

Total shareholders’ equity	39,803,183	39,315,168

	$367,269,233	355,168,137

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	Three Months
	Ended March 31,
	2006	2005
Interest income:
Interest and fees on loans	$4,860,473	1,655,914
Interest on taxable securities	618,159	294,194
Interest on nontaxable securities	92,002	51,963
Interest on deposits in other banks	3,390	—
Interest on federal funds sold	157,156	12,093
	5,731,180	2,014,164

Interest expense:
Interest on deposits	2,367,236	741,799
Interest on other borrowings	291,096	84,187
	2,658,332	825,986

Net interest income	3,072,848	1,188,178

Provision for loan losses	168,500	63,000
Net interest income after provision for loan losses	2,904,348	1,125,178

Other income:
Service charges on deposit accounts	82,645	42,814
Other service charges, commissions and fees	23,899	1,916
Mortgage origination fees	227,822	100,002
Income from cash value of life insurance	54,267	24,654
Other	2,521	6,121
	391,154	175,507

Other expense:
Salaries and employee benefits	1,347,670	532,839
Net occupancy and equipment expense	189,587	70,925
Amortization of intangible assets	89,942	—
Other operating expense	696,535	365,738
	2,323,734	969,502

Income before income taxes	971,768	331,183

Income tax expense	336,489	112,616

Net income	$635,279	218,567

Basic earnings per share*	$.27	.21

Diluted earnings per share*	$.25	.18

*All per share amounts have been adjusted for the 5% stock dividend declared on November 1, 2005.

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005

Net earnings	$635,279	218,567
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period, net of tax of $105,849 and $139,122, respectively	(195,600)	(270,060)
Other comprehensive loss	(195,600)	(270,060)

Comprehensive income (loss)	$439,679	(51,493)

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Operating activities:
Net income	$635,279	218,567
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	168,500	63,000
Depreciation, amortization and accretion	113,143	62,655
Amortization of intangible assets	89,942	—
Net (increase) decrease in loans held for sale	720,487	(300,430)
Increase in cash surrender value life insurance	(52,171)	(22,560)
Stock based compensation expense	8,346	—
Net other operating activities	(607,568)	151,739

Net cash provided by operating activities	1,075,958	172,971

Investing activities:
Net decrease in interest-bearing deposits in banks	428,037	—
Proceeds from maturities of securities available for sale	1,059,111	795,406
Purchases of securities available for sale	(5,450,862)	(450,834)
Proceeds from maturities of securities held to maturity	422,237	—
Net change in restricted equity securities	(137,500)	(341,316)
Net increase in loans	(13,272,862)	(6,456,732)
Net decrease in federal funds sold	9,278,558	—
Purchase of premises and equipment	(616,764)	(32,193)

Net cash used by investing activities	(8,290,045)	(6,485,669)

Financing activities:
Net increase in deposits	11,281,332	2,646,400
Proceeds from other borrowings	—	4,500,000
Net change in federal funds purchased	875,000	—
Proceeds from exercise of stock options	39,990	—

Net cash provided by financing activities	12,196,322	7,146,400

Net increase in cash and due from banks	4,982,235	833,702

Cash and due from banks at beginning of period	4,845,305	4,096,726

Cash and due from banks at end of period	$9,827,540	4,930,428

Noncash investing activities:
Change in unrealized gain/loss on securities available for sale	$(301,449)	(409,182)

Supplemental Information:
Taxes paid	$649,125	50,525
Interest paid	$2,605,408	739,489

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

Coastal Banking Company, Inc. (the “Company”) is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for Lowcountry National Bank and First National Bank of Nassau County, Florida (the “Banks”). Lowcountry National Bank commenced business on May 10, 2000. First National Bank of Nassau County began operations in 1999 and was acquired through the Company’s merger with First Capital Bank Holding Corporation on October 1, 2005. The Banks provide full commercial banking services to customers throughout Beaufort County, South Carolina and Nassau County, Florida and are subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation. The Company is subject to regulation by the Federal Reserve Board of Governors. The Company also has an investment in Coastal Banking Company Statutory Trust I (the “Trust”) (a non-consolidated subsidiary). The Trust is a special purpose subsidiary organized for the sole purpose of issuing trust preferred securities.

The consolidated financial statements include the accounts of the Company and the Banks. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB. The financial statements as of March 31, 2006 and for the interim periods ended March 31, 2006 and 2005 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2005 Form 10-KSB as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein. Actual results could differ from those estimates.

Note 2 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31. On November 1, 2005, the board of directors of the Company declared a 5% stock dividend payable to shareholders of record as of December 1, 2005. All per share numbers have been retroactively restated for the stock dividend.

	Three Months
	Ended March 31,
	2006	2005
Basic earnings per share:
Weighted average shares outstanding	2,373,182	1,060,898
Net income available to common shareholders	635,279	218,567
Basic earnings per share	$.27	$.21

Diluted earnings per share:
Weighted average shares outstanding	2,373,182	1,060,898
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	214,815	149,094

Total weighted average shares and common stock equivalents outstanding	2,587,997	1,209,992

Net income available to common shareholders	635,279	218,567
Diluted earnings per share	$.25	$.18

Note 3 — Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended
	March 31,
	2006	2005

Net income:
Net income, as reported	$635,279	$218,567
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	8,346	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,346)	(14,439)
Pro forma net income	$635,279	$204,128
Basic earnings share:
As reported	$.27	$.21
Pro forma	$.27	$.19
Diluted earnings share:
As reported	$.25	$.18
Pro forma	$.25	$.17

Note 4 — Reclassifications

Certain amounts reported as of December 31, 2005 or the period ended March 31, 2005 have been reclassified to conform with the presentation for March 31, 2006. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiaries, Lowcountry National Bank and First National Bank of Nassau County, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

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

Overview

On October 1, 2005 First Capital Bank Holding Corporation, the parent holding company for First National Bank of Nassau County, Florida merged into Coastal. As a result of the merger on October 1, 2005, First National Bank of Nassau County became a wholly owned subsidiary of Coastal. Each common share of First Capital Bank Holding Corporation was exchanged for 1.054 shares of Coastal common stock.

The following discussion describes our results of operations for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 and also analyzes our financial condition as of March 31, 2006 as compared to December 31, 2005. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2005, as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Results of Operations

Net Interest Income

Our level of net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin. For the quarter ended March 31, 2006, net interest income totaled $3,073,000, as compared to $1,188,000 for the quarter ended March 31, 2005 for an increase of $1,885,000. Total interest income increased by $3,717,000 or 184.54%, to $5,731,000 for the three months ended March 31, 2006 compared to $2,014,000 for the three months ended March 31, 2005. Interest and fees on loans increased by $3,205,000, or 193.52%, to $4,860,000 in the three months ended March 31, 2006 from $1,656,000 in the three months ended March 31, 2005. Total interest expense increased by $1,832,000, or 221.84%, to $2,658,000 for the three months ended March 31, 2006 compared to $826,000 for the same period in 2005. The increase in net interest income is due to overall increase in the volume of interest-earning assets and liabilities due to the merger with First Capital Bank Holding Corporation on October 1, 2005, as well as increases in overall weighted average interest rates. Of the total change in net interest income for the three months ended March 31, 2006, $1,631,000 resulted from the addition of First National Bank of Nassau County. Excluding First National Bank of Nassau County, net interest income increased $254,000 for the three months ended March 31, 2006. The net interest margin realized on earning assets and the interest rate spread were 3.69% and 3.24%, respectively, for the three months ended March 31, 2006. The net interest margin and the interest rate spread were 3.40% and 3.19%, respectively, for the three months ended March 31, 2005.

Interest Rate Sensitivity and Asset Liability Management

Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made. Since the assets and liabilities of the company are primarily monetary in nature (payable in fixed, determinable amounts), the performance of the company is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the company’s net interest income in general terms during periods of movement in interest rates. In general, if the company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2006, the company, as measured by Gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is slightly liability sensitive. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The company also forecasts its sensitivity to interest rate changes using modeling software. For more information on asset-liability management, see the annual report on Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $168,500 for the three months ended March 31, 2006, as compared to $63,000 for the three months ended March 31, 2005. The increase in the provision for the year is related to the increase in the loan portfolio due to the merger with First Capital Bank Holding Corporation on October 1, 2005, partially offset by management’s assessment of improvement in problem loans in the portfolio. The provision for loan losses attributable to First National Bank of Nassau County was $120,000 for the first three months of 2006. The provision for loan losses at First National Bank of Nassau County is attributable to growth in the loan portfolio during the first quarter of 2006. Excluding First National Bank of Nassau County, the provision for loan losses for the three months ended March 31, 2006 decreased $14,500 compared to the same period last year. The loan portfolio, net of loan losses, increased by approximately $13,104,000 during the three months ended March 31, 2006 from $239,506,000 at December 31, 2005. The allowance for loan losses totaled $3,029,000, or 1.19% of gross loans outstanding at March 31, 2006, as compared to $2,863,000, or 1.18 % of gross loans outstanding at December 31, 2005.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable, but which may not prove to be accurate. Due to the rapid growth of our banks over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans typically behaves more predictably than a newer portfolio. Because our loan portfolio is relatively young, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income for the three months ended March 31, 2006 totaled $391,000, as compared to $176,000 for the three months ended March 31, 2005. For the current quarter, the addition of First National Bank of Nassau County contributed $245,000 in noninterest income. Excluding First National Bank of Nassau County, noninterest income decreased $30,000 for the three months ended March 31, 2006 compared to the same period last year, primarily due to a decrease in mortgage origination fees of $17,000 and a decrease in service charges on deposit accounts of $6,000.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2006 was $2,324,000, as compared to $970,000 for the same period in 2005. Noninterest expense attributable to First National Bank of Nassau County was $1,206,000 for the three months ended March 31, 2006. Excluding First National Bank of Nassau County, noninterest expense increased $148,000 for the first quarter of 2006 compared to the same period last year. Salary and benefits expense increased due to higher performance-related salary expenses and higher health insurance costs during the period. Other operating expenses were $697,000 for the three months ended March 31, 2006, as compared to $366,000 for the three months ended March 31, 2005. These increases in noninterest expenses are due to combined data processing fees, professional fees and deposit insurance costs as a result of the merger.

As described below in “Recent Accounting Pronouncements,” beginning with calendar year 2006, SFAS No. 123(R) requires us to measure all our employee stock-based compensation awards using a fair value method and record this expense in our financial statements. Consequently, our noninterest expense in the current reporting period includes a compensation expense for the fair value of stock options vesting during the period. If we had been required to report this expense for the three months ended March 31,2005, we would have reported an additional compensation expense of $14,000.

Income Taxes

The income tax expense for the three months ended March 31, 2006 was $336,000 compared to an income tax expense of $113,000 for the same period in 2005. The effective tax rate was 35% for the three months ended March 31, 2006 and 34% for the three month period of 2005.

Net Earnings

The combination of the above factors resulted in net earnings of $635,279 for the three months ended March 31, 2006, compared to net earnings for the three months ended March 31, 2005 of $218,567. Basic earnings per share were $.27 for the three months ended March 31, 2006, compared to $.21 for the three months ended March 31, 2005. In 2006, diluted earnings per share totaled $.25 for the three months ended March 31, 2006, compared to $.18 per share for the three month period ended March 31, 2005.

Assets and Liabilities

During the first three months of 2006, total assets increased $12,101,000, or 3.41%, when compared to December 31, 2005. The primary source of growth in assets was net loans, which increased $13,104,000, or 5.47%, during the first three months of 2006. During the first three months of 2006, total liabilities increased $11,613,000, or 3.68%, when compared to December 31, 2005. The primary source of growth in liabilities was total deposits, which increased $11,281,000, or 3.94%, from the December 31, 2005 amount of $286,396,000.

Investment Securities

Investment securities available for sale increased to approximately $50,223,000 at March 31, 2006 from $46,151,000 at December 31, 2005. Held to maturity securities totaled $17,780,000 at March 31, 2006 compared to $18,221,000 at December 31, 2005.

Premises and Equipment

Premises and equipment, net of depreciation, totaled approximately $7,204,000 at March 31, 2006. The increase of $584,000 from the December 31, 2005 amount of $6,621,000 was due to construction of a new branch in Port Royal, South Carolina.

Loans

Gross loans totaled $255,640,000 at March 31, 2006, an increase of $13,271,000, or 5.48%, since December 31, 2005. The largest increase in loans was in real estate-construction loans, which increased $12,129,000, or 12.71%, to $107,587,000 at March 31, 2006. Balances within the major loans receivable categories as of March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005
Real estate - construction	$107,587,000	95,458,000
Real estate - mortgage	130,199,000	129,645,000
Commercial and industrial	12,708,000	11,459,000
Consumer and other	5,146,000	5,807,000
Gross loans outstanding	$255,640,000	242,369,000

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31, 2006	December 31, 2005
Loans: Nonaccrual loans	$130,000	130,000

Accruing loans more than 90 days past due	$276,000	—

Other real estate and repossessions	$—	—

Loans identified by internal review mechanism Criticized/Classified	$2,265,000	2,592,000

Activity in the Allowance for Loan Losses is as follows:

	March 31,
	2006	2005
Balance, January 1,	$2,862,992	1,136,911
Provision for loan losses for the period	168,500	63,000
Net loans (charged off) recovered for the period	(2,106)	700

Balance, end of period	$3,029,386	1,200,611

Gross loans outstanding, end of period	$255,639,526	107,991,589

Allowance for loan losses to gross loans outstanding	1.19%	1.11%

Deposits

At March 31, 2006, total deposits increased by $11,281,000, or 3.94%, from December 31, 2005. Noninterest-bearing demand deposits increased $6,882,000, or 30.62%, and interest-bearing deposits increased $4,400,000, or 1.67%. Of the $82,030,000 in certificates of deposit $100,000 and over at March 31, 2006, $18,105,000 were brokered deposits. Of the $69,064,000 of other time deposits outstanding at March 31, 2006, $11,484,000 were brokered deposits. These are issued in individual’s names and in the names of trustees with balances participated out to others.

Balances within the major deposit categories as of March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005
Noninterest-bearing demand deposits	$29,355,000	22,474,000
Interest-bearing demand deposits	114,736,000	105,142,000
Savings deposits	2,492,000	2,534,000
Certificates of deposit $100,000 and over	69,064,000	64,916,000
Other time deposits	82,030,000	91,330,000
	$297,677,000	286,396,000

FHLB Advances

At March 31, 2006, the company had advances outstanding from the FHLB in the amount of $22,961,179. Advances outstanding are shown in the following table:

FHLB Advances Outstanding

Type advance	Balance	Interest rate	Maturity date	Convertible date

Fixed rate	$2,000,000	4.55%	October 26, 2006
Fixed rate	1,000,000	2.93%	April 3, 2006
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	5,000,000	4.01%	August 16, 2010	August 16, 2007
Less purchase accounting adjustments	(32,821)
Total	$22,967,179	4.05%

Junior Subordinated Debentures

In April 2004, we formed a wholly owned Delaware statutory trust, which issued $3.0 million of guaranteed preferred beneficial interests in our junior subordinated deferrable interest debentures that qualify as Tier I capital under Federal Reserve Board guidelines. We own all of the common securities of the trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the trust to purchase $3.0 million of our junior subordinated debentures, which pay interest at a floating rate equal to 3 month LIBOR plus 275 basis points. We used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to Lowcountry National Bank. The debentures represent the sole asset of the trust. For more information, see our 10-KSB for the year ended December 31, 2005.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Our liquidity needs include items such as the funding of loans and purchases of operating assets. We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-deposit ratio which was 86% at March 31, 2006 and 85% at December 31, 2005.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2006:

Commitments to extend credit	$81,271,000
Loans sold with limited recourse	$24,472,000
Standby letters of credit	$560,000

Commitments to extend credit include $66,309,000 of commitments to fund real estate construction and other loans, $9,895,000 of unused home equity lines and $5,067,000 of other lines. Based on historical experience, management does not expect these lines to be completely funded. Real estate construction loans typically have maturities of one year or less although a slow-down in the economy could warrant longer payouts and higher balances. Home equity lines typically do not completely fund. Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County, South Carolina; Nassau County, Florida; and surrounding areas.

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

At March 31, 2006, total shareholders’ equity was $39.8 million at the holding company, $13.1 million at Lowcountry National Bank, and $26.5 million at First National Bank of Nassau County. At March 31, 2006, Tier 1 risk-based capital ratio was 11.07% consolidated, 9.87% at Lowcountry National Bank, and 10.08% at First National Bank of Nassau County. Total risk-based capital ratio was 12.14% consolidated, 10.92% at Lowcountry National Bank, and 11.18% at First National Bank of Nassau County. Tier 1 leverage ratio was 9.33% consolidated, 8.18% at Lowcountry National Bank, and 8.61% at First National Bank of Nassau County. The banks were considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record this expense in our financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. Consequently, our noninterest expense in the current reporting period includes a compensation expense for the fair value of stock options vested during the period. If we had been required to report this expense for the three months ended March 31, 2005, we would have reported an additional compensation expense of $14,000.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On February 28, 2006, the employment agreements between the Company and executive officers Randolph C. Kohn and Michael G. Sanchez were amended by increasing the base salary for both Messrs. Kohn and Sanchez. Each officer’s base salary was increased from $160,000 per year to $180,000 per year.

Item 6. Exhibits.

31.1         Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2         Rule 13a-14(a) Certification of the Chief Financial Officer.

32            Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL BANKING COMPANY, INC.

Date: May 15, 2006	By:	/s/ RANDOLPH C. KOHN
Randolph C. Kohn
Chief Executive Officer

Date: May 15, 2006	By:	/s/ JAMES L PATE, III
James L. Pate, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.