Form 10QSB
period 2006-06-30
COASTAL BANKING CO INC
filed 2006-08-14
CIK 1093897

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,376,989 shares of common stock, $.01 par value, were issued and outstanding on August 8, 2006.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

COASTAL BANKING COMPANY, INC.

Consolidated Balance Sheets

June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	(unaudited)	(audited)
Assets
Cash and due from banks	$7,707,309	4,845,305
Interest-bearing deposits in banks	1,686,691	1,587,139
Federal funds sold	15,051,092	13,598,435
Securities available for sale, at fair value	58,059,553	46,150,641
Securities held to maturity, at cost (fair value of 16,753,446 and 17,886,459, respectively)	17,333,739	18,220,867
Other securities, at cost	3,206,466	2,734,567
Loans held for sale	2,142,852	2,449,651
Loans, net of unearned income	272,580,552	242,368,770
Less allowance for loan losses	3,132,700	2,862,992
Loans, net	269,447,852	239,505,778
Premises and equipment, net	7,525,484	6,620,652
Cash value of life insurance	5,428,239	5,322,247
Intangible assets	923,746	1,113,198
Goodwill	9,722,772	9,722,772
Other assets	4,266,819	3,296,885

	$402,502,614	355,168,137

Liabilities and Stockholders’ Equity
Deposits:
Non interest-bearing	$27,536,763	22,473,524
Interest-bearing	296,775,133	263,922,456
Total deposits	324,311,896	286,395,980
Other borrowings	27,971,476	22,962,934
Junior subordinated debentures	7,217,000	3,093,000
Accrued interest payable and other liabilities	2,774,852	3,401,055

Total liabilities	362,275,224	315,852,969

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 2,375,885 and 2,369,263 shares issued and outstanding, respectively	23,759	23,693
Additional paid-in capital	39,411,766	39,317,286
Retained earnings	1,896,176	476,593
Accumulated other comprehensive loss	(1,104,311)	(502,404)

Total stockholders’ equity	40,227,390	39,315,168

	$402,502,614	355,168,137

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Income

For the Three Months and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$5,453,420	1,849,094	10,313,033	3,505,008
Interest on taxable securities	723,572	270,445	1,400,428	564,639
Interest on nontaxable securities	179,026	51,096	212,334	103,059
Interest on deposits in other banks	20,480	—	29,481	—
Interest on federal funds sold	174,279	18,272	325,826	30,365
	6,550,777	2,188,907	12,281,102	4,203,071

Interest expense:
Interest on deposits	2,806,015	843,404	5,173,252	1,585,203
Interest on other borrowings	365,458	72,460	656,480	156,647
	3,171,473	915,864	5,829,732	1,741,850

Net interest income	3,379,303	1,273,043	6,451,370	2,461,221

Provision for loan losses	198,200	45,000	366,700	108,000
Net interest income after provision for loan losses	3,181,103	1,228,043	6,084,670	2,353,221

Other income:
Service charges on deposit accounts	92,065	50,642	170,775	90,571
Other service charges, commissions and fees	61,878	8,474	89,713	13,274
Mortgage origination fees	290,120	142,061	517,898	242,063
Income from cash value of life insurance	56,392	24,243	110,660	48,897
Other	554	48	3,975	6,169
	501,009	225,468	893,021	400,974

Other expense:
Salaries and employee benefits	1,347,247	578,393	2,707,685	1,111,232
Net occupancy and equipment expense	217,937	73,438	409,340	144,363
Amortization of intangible assets	99,510	—	189,452	—
Other operating expense	810,548	333,647	1,492,594	699,385
	2,475,242	985,478	4,799,071	1,954,980

Income before income taxes	1,206,870	468,033	2,178,620	799,215

Income tax expense	422,549	161,318	759,038	273,934

Net income	$784,321	306,715	1,419,582	525,281

Basic earnings per share*	$.33	.29	.60	.50

Diluted earnings per share*	$.30	.25	.55	.43

*All per share amounts have been adjusted for the 5% stock dividend declared on November 1, 2005.

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three Months and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income	$784,321	306,715	1,419,582	525,281
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period, net of tax	(406,325)	294,155	(601,907)	24,096
Other comprehensive income (loss)	(406,325)	294,155	(601,907)	24,096

Comprehensive income	$377,996	600,870	817,675	549,377

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
Operating activities:
Net income	$1,419,582	525,281
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	366,700	108,000
Depreciation, amortization and accretion	193,255	122,377
Amortization of intangible assets	189,452	—
Net (increase) decrease in loans held for sale	306,799	(350,416)
Increase in cash surrender value life insurance	(110,660)	(45,120)
Stock based compensation expense	27,071	—
Net other operating activities	(1,298,154)	140,586

Net cash provided by operating activities	1,094,045	500,708

Investing activities:
Net increase in interest-bearing deposits in banks	(99,552)	—
Proceeds from maturities of securities available for sale	3,250,130	1,996,667
Proceeds from sales of securities available for sale	—	268,125
Purchases of securities available for sale	(16,107,453)	(558,333)
Proceeds from maturities of securities held to maturity	867,872	—
Purchases of securities held to maturity	—	(268,125)
Net change in restricted equity securities	(471,899)	(206,317)
Net increase in loans	(30,308,774)	(9,087,765)
Net increase in federal funds sold	(1,452,657)	—
Purchase of premises and equipment	(1,017,099)	(63,201)

Net cash used by investing activities	(45,339,432)	(7,918,949)

Financing activities:
Net increase in deposits	37,915,916	8,592,510
Proceeds from issuance of junior subordinated debentures	4,124,000	—
Proceeds from other borrowings	8,000,000	14,900,000
Repayments of other borrowings	(3,000,000)	(14,400,000)
Proceeds from exercise of stock options	67,475	—

Net cash provided by financing activities	47,107,391	9,092,510

Net increase in cash and due from banks	2,862,004	1,674,269

Cash and due from banks at beginning of period	4,845,305	4,096,726

Cash and due from banks at end of period	$7,707,309	5,770,995

Noncash investing activities:
Change in unrealized gain/loss on securities available for sale	$(911,980)	36,509

Supplemental Information:
Taxes paid	$1,142,125	170,025
Interest paid	$5,681,965	1,565,206

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

Coastal Banking Company, Inc. (the “Company”) is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for Lowcountry National Bank, South Carolina and First National Bank of Nassau County, Florida (the “Banks”).  Lowcountry National Bank commenced business on May 10, 2000. First National Bank of Nassau County began operations in 1999 and was acquired through the Company’s merger with First Capital Bank Holding Corporation on October 1, 2005. The Banks provide full commercial banking services to customers throughout Beaufort County, South Carolina and Nassau County, Florida and are subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation. The Company is subject to regulation by the Federal Reserve Board of Governors. The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

The consolidated financial statements include the accounts of the Company and the Banks. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB.  The financial statements as of June 30, 2006 and for the interim periods ended June 30, 2006 and 2005 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2005 Form 10-KSB as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein.  Actual results could differ from those estimates.

Note 2 — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30.  On November 1, 2005, the board of directors of the Company declared a 5% stock dividend payable to shareholders of record as of December 1, 2005.  All per share numbers for June 30, 2005 have been retroactively restated for the stock dividend.

	Three Months		Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
Basic earnings per share:
Weighted average shares outstanding	2,375,253	1,060,898	2,374,223	1,060,898
Net income available to common shareholders	$784,321	306,715	1,419,582	525,281
Basic earnings per share	$.33	$.29	$.60	$.50

Diluted earnings per share:
Weighted average shares outstanding	2,375,253	1,060,898	2,374,223	1,060,898
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	211,610	152,632	210,067	151,975

Total weighted average shares and common stock equivalents outstanding	2,586,863	1,213,530	2,584,290	1,212,873

Net income available to common shareholders	$784,321	306,715	1,419,582	525,281
Diluted earnings per share	$.30	$.25	$.55	$.43

Note 3 — Stock-Based Compensation

At June 30, 2006, the Company had an Incentive Stock Compensation Plan and a Director Stock Plan, which are described more fully in Note 15 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. On January 1, 2006, Coastal adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Prior to January 1, 2006, Coastal accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the provisions of Coastal’s stock option plans, the exercise price per share of each option granted cannot be less than the fair market value of the underlying common shares on the date of grant. As a result, Coastal previously did not recognize any stock-based employee compensation expense in net income prior to January 1, 2006. As a result of adopting SFAS 123(R), Coastal’s income before income taxes and net income for the quarter ended June 30, 2006 are $19,000 and $16,000 lower, respectively, than if Coastal had continued to account for stock-based compensation under the old method. Coastal’s income before income taxes and net income year to date at June 30, 2006 are $27,000 and $24,000 lower, respectively, than if Coastal had continued to account for stock-based compensation under the old method.  Basic and diluted earnings per share for the quarter ended June 30, 2006, would have been $0.34 and $0.31, respectively, if Coastal had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.33 and $0.30, respectively.  Basic and diluted earnings per share for the six months ended June 30, 2006, would have been $0.61 and $0.56, respectively, if Coastal had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.60 and $0.55, respectively.

The following table illustrates the effect on net income and earnings per share had Coastal applied fair value recognition to stock-based employee compensation, assuming the estimated fair value of the options as of the grant date is amortized to expense over the vesting period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income:
Net income, as reported	$784,321	$306,715	$1,419,582	$525,281
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effect	16,017		24,363
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(16,017)	(14,852)	(24,363)	(29,869)
Pro forma net income	$784,321	$291,862	$1,419,582	$495,412
Basic earnings per share:
As reported	$.33	$.29	$.60	$.50
Pro forma	$.33	$.28	$.60	$.47
Diluted earnings per share:
As reported	$.30	$.25	$.55	$.43
Pro forma	$.30	$.24	$.55	$.41

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2005 and 2004:

	2005	2004
Weighted average grant date fair value of options granted during the year	$5.29	4.99
Assumptions used to estimate fair value:
Risk-free interest rate	4.50%	4.15%
Dividend yield	0%	0%
Expected volatility	15%	15%
Expected life	7 years	7 years

The following table summarizes Coastal’s stock options for the twelve months ended December 31, 2005 and for the six months ended June 30, 2006.

Stock Plans

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	123,082	$9.07
Granted	4,200	17.02
Exercised	—	—
Assumed in merger	95,619	9.72
Expired	(3,308)	9.87
Outstanding at December 31, 2005	219,593	$9.87
Exercisable at December 31, 2005	207,685	9.79
Weighted average estimated fair value of options granted during 2005	$22,218	$5.29
Outstanding at December 31, 2005	219,593	$9.87
Granted	—	—
Exercised	(6,622)	10.19
Expired	—	—
Outstanding at June 30, 2006	212,971	9.86
Exercisable at June 30, 2006	207,571	$9.81
Weighted average estimated fair value of options granted during 2006	$—	$—

The following summarizes information concerning Coastal’s stock options outstanding at December 31, 2005 and June 30, 2006:

Stock Options Outstanding

Options Outstanding			Options Fully Vested and Exercisable			Options Expected To Vest
	Average	Weighted		Weighted	Aggregate		Weighted	Aggregate
Option	Remaining	Average		Average	Intrinsic		Average	Intrinsic
Shares	Life	Exercise	Number	Exercise	Value	Number	Exercise	Value
Outstanding	(In Years)	Price	Exercisable	Price	(000)	Exercisable	Price	(000)
PERIOD ENDING DECEMBER 31, 2005
63,080	3.8	$9.04	63,080	$9.04	$691	—	$—	$—
63,300	4.4	9.07	63,300	9.07	691	—	—	—
5,513	5.0	9.07	5,513	9.07	60	—	—	—
14,390	5.4	9.49	11,512	9.49	121	2,878	9.49	30
11,025	6.0	9.07	11,025	9.07	121	—	—	—
9,296	6.4	11.29	5,578	11.29	49	3,718	11.29	32
17,309	7.1	8.25	17,309	8.25	203	—	—	—
8,852	7.2	12.42	3,540	12.42	27	5,312	12.42	41
12,128	7.4	11.18	12,128	11.18	107	—	—	—
10,500	8.5	15.71	10,500	15.71	45	—	—	—
2,625	9.2	15.95	2,625	15.95	11	—	—	—
1,575	9.6	18.81	1,575	18.81	2	—	—	—
219,593	5.2	$9.87	207,685	$9.79	$2,128	11,908	$11.36	$103

PERIOD ENDING JUNE 30, 2006
60,867	3.3	$9.04	60,867	$9.04	$630	—	$—	$—
63,300	3.9	9.07	63,300	9.07	654	—	—	—
1,104	4.5	9.07	1,104	9.07	11	—	—	—
14,390	4.9	9.49	14,390	9.49	143	—	—	—
11,025	5.5	9.07	11,025	9.07	114	—	—	—
9,296	5.9	11.29	7,436	11.29	60	1,860	11.29	15
17,309	6.6	8.25	17,309	8.25	193	—	—	—
8,852	6.7	12.42	5,312	12.42	37	3,540	12.42	25
12,128	6.9	11.18	12,128	11.18	100	—	—	—
10,500	8.0	15.71	10,500	15.71	39	—	—	—
2,625	8.7	15.95	2,625	15.95	9	—	—	—
1,575	9.1	18.81	1,575	18.81	1	—	—	—
212,971	4.8	$9.86	207,571	$9.81	$1,991	5,400	$12.03	$40

The following table summarizes activity with regard to non-vested stock options since December 31, 2004:

Non-Vested Stock Options

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at December 31, 2004	48,573	$3.08
Granted	4,200	5.29
Vested	(52,773)	3.26
Assumed in merger	11,908	4.38
Forfeited	—	—
Outstanding at December 31, 2005	11,908	4.38
Granted	—	—
Vested	(6,508)	4.16
Forfeited	—	—
Outstanding at June 30, 2006	5,400	$4.64

Note 4 — Reclassifications

Certain amounts reported as of December 31, 2005 or the periods ended June 30, 2005 have been reclassified to conform with the presentation for June 30, 2006.  These reclassifications had no effect on previously reported net income or stockholders’ equity.

Note 5 — Recent Events

On July 13, 2006 Coastal announced the execution of an Agreement and Plan of Merger by its subsidiary bank, First National Bank of Nassau County to acquire the Meigs, Georgia office of Cairo Banking Company, a Georgia state bank, from Ameris Bancorp. The agreement is subject to approval by applicable regulatory agencies. The acquisition will allow Coastal to establish full service banking operations in Georgia. See Coastal’s Current Report on Form 8-K filed on July 13, 2006 for more information.

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

Overview

On October 1, 2005 First Capital Bank Holding Corporation, the parent holding company for First National Bank of Nassau County, Florida merged into Coastal.  As a result of the merger, on October 1, 2005, First National Bank of Nassau County became a wholly owned subsidiary of Coastal.  Each common share of First Capital Bank Holding Corporation was exchanged for 1.054 shares of Coastal common stock.

The following discussion describes our results of operations for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005 as well as results for the six months ended June 30, 2006 and 2005, and also analyzes our financial condition as of June 30, 2006 as compared to December 31, 2005.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section, we have included a detailed discussion of this process.

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

Results of Operations

Net Interest Income

Our level of net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin.  For the six months ended June 30, 2006, net interest income totaled $6,451,000, as compared to $2,461,000 for the same period in 2005 for an increase of $3,990,000.  Total interest income increased by $8,078,000 or 192.19%, to $12,281,000 for the six months ended June 30, 2006 compared to $4,203,000 for the six months ended June 30, 2005. Interest and fees on loans increased by $6,808,000, or 194.24%, to $10,313,000 in the six months ended June 30, 2006 from $3,505,000 in the six months ended June 30, 2005. Total interest expense increased by $4,088,000, or 234.69%, to $5,830,000 for the six months ended June 30, 2006 compared to $1,742,000 for the same period in 2005. The increase in net interest income is due to overall increase in the volume of interest-earning assets and liabilities due to the merger with First Capital Bank Holding Corporation on October 1, 2005, as well as increases in overall weighted average interest rates. Of the total change in net interest income for the six months ended June 30, 2006, $3,530,000 resulted from the addition of First National Bank of Nassau County.  Excluding First National Bank of Nassau County, net interest income increased $460,000 for the six months ended June 30, 2006. The net interest margin realized on earning assets and the interest rate spread were 3.79% and 3.32%, respectively, for the six months ended June 30, 2006. The net interest margin and the interest rate spread were 3.43% and 3.20%, respectively, for the six months ended June 30, 2005.

For the quarter ended June 30, 2006, net interest income totaled $3,379,000, as compared to $1,273,000 for the quarter ended June 30, 2005 for an increase of $2,106,000.  Total interest income increased by $4,362,000 or 199.27%, to $6,551,000 for the three months ended June 30, 2006 compared to $2,189,000 for the three months ended June 30, 2005. Interest and fees on loans increased by $3,604,000, or 194.92%, to $5,453,000 in the three months ended June 30, 2006 from $1,849,000 in the three months ended June 30, 2005. Total interest expense increased by $2,256,000, or 246.28%, to $3,171,000 for the three months ended June 30, 2006 compared to $916,000 for the same period in 2005. The increase in net interest income is due to overall increase in the volume of interest-earning assets and liabilities due to the merger with First Capital Bank Holding Corporation on October 1, 2005, as well as increases in overall weighted average interest rates. Of the total change in net interest income for the three months ended June 30, 2006, $1,899,000 resulted from the addition of First National Bank of Nassau County.  Excluding First National Bank of Nassau County, net interest income increased $208,000 for the three months ended June 30, 2006. The net interest margin realized on earning assets and the interest rate spread were 3.82% and 3.34%, respectively, for the three months ended June 30, 2006. The net interest margin and the interest rate spread were 3.50% and 3.23%, respectively, for the three months ended June 30, 2005.

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the company’s net interest income in general terms during periods of movement in interest rates.  In general, if the company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period.  In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time.  At June 30, 2006, the company, as measured by Gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is slightly asset sensitive.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The company also forecasts its sensitivity to interest rate changes using modeling software.   For more information on asset-liability management, see the annual report on Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level.  The provision charged to expense was $366,700 for the six months ended June 30, 2006, as compared to $108,000 for the six months ended June 30, 2005. The provision charged to expense was $198,200 for the quarter ended June 30, 2006, as compared to $45,000 for the quarter ended June 30, 2005.  The increase in the provision for the year is related to the increase in the loan portfolio due to the merger with First Capital Bank Holding Corporation on October 1, 2005, combined with internally generated loan growth.  The provision for loan losses attributable to First National Bank of Nassau County was $221,000 for the first six months of 2006.  The provision for loan losses at First National Bank of Nassau County is attributable to growth in the loan portfolio during the first half of 2006.  Excluding First National Bank of Nassau County, the provision for loan losses for the six months ended June 30, 2006 increased $37,700 compared to the same period last year.  The loan portfolio, net of loan losses, increased by approximately $29,942,000 during the six months ended June 30, 2006 from $239,506,000 at December 31, 2005.  The allowance for loan losses totaled $3,133,000, or 1.15% of gross loans outstanding at June 30, 2006, as compared to $2,863,000, or 1.18 % of gross loans outstanding at December 31, 2005.

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

Noninterest Income

Noninterest income for the six months ended June 30, 2006 totaled $893,000, as compared to $401,000 for the six months ended June 30, 2005. For the current year, the addition of First National Bank of Nassau County contributed $560,000 in noninterest income.  Excluding First National Bank of Nassau County, noninterest income decreased $68,000 for the six months ended June 30, 2006 as a result of mortgage loan fees being lower by $79,000.

Noninterest income for the three months ended June 30, 2006 totaled $501,000, as compared to $225,000 for the three months ended June 30, 2005. For the current quarter, the addition of First National Bank of Nassau County contributed $315,000 in noninterest income.  Excluding First National Bank of Nassau County, noninterest income decreased $39,000 for the quarter months ended June 30, 2006 as a result of mortgage loan fees being lower by $68,000 and deposit and other service charges being higher by $29,000.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2006 was $4,799,000, as compared to $1,955,000 for the same period in 2005. Noninterest expense attributable to First National Bank of Nassau County was $2,450,000 for the six months ended June 30, 2006.  Excluding First National Bank of Nassau County, noninterest expense increased $394,000 for the first half of 2006 compared to the same period last year. Salary and benefits expense, excluding the addition of the First National salary and benefits expense, increased by $209,000 due to general salary increases, salary expense related to Lowcountry National Bank’s data processing conversion, and higher health insurance costs during the period.  Other operating expenses were $1,682,000 for the six months ended June 30, 2006, as compared to $699,000 for the six months ended June 30, 2005. First National Bank of Nassau County contributed $836,000 of this total increase. Excluding First National Bank of Nassau County, data processing expense increased by $19,000, primarily due to expenses related to Lowcountry National Bank’s data processing conversion in the second quarter of 2006 and audit, legal and other professional fees increased by $67,000 during the first six months of 2006.

Total noninterest expense for the three months ended June 30, 2006 was $2,475,000, as compared to $985,000 for the same period in 2005. Noninterest expense attributable to First National Bank of Nassau County was $1,245,000 for the three months ended June 30, 2006.  Excluding First National Bank of Nassau County, noninterest expense increased $245,000 for the second quarter of 2006 compared to the same period last year. Salary and benefits expense increased by $61,000 due to general salary increases and higher health insurance costs during the period.  Other operating expenses were $910,000 for the three months ended June 30, 2006, as compared to $334,000 for the three months ended June 30, 2005.  First National Bank of Nassau County contributed $440,000 of this increase. Otherwise, data processing expenses increased by $17,000 and professional fees, including legal, audit and other increased by $84,000 primarily due to higher audit fees related to our year-end audit after our merger.

As described below in “Recent Accounting Pronouncements,” beginning with calendar year 2006, SFAS No. 123(R) requires us to measure all our employee stock-based compensation awards using a fair value method and record this expense in our financial statements.  Consequently, our noninterest expense in the current reporting period includes a compensation expense for the fair value of stock options vesting during the period.  If we had been required to report this expense for the three months ended June30, 2005, we would have reported an additional compensation expense of $15,000.  For the six months ended June 30, 2005, we would have reported an additional compensation expense of $30,000.

Income Taxes

The income tax expense for the six months ended June 30, 2006 was $759,000 compared to an income tax expense of $274,000 for the same period in 2005. Income tax expense was $423,000 for the quarter ended June 30, 2006 compared to income tax expense of $161,000 for the same period in 2005.  The effective tax rate was 35% for the three and six months ended June 30, 2006 and 34% for the three and six month periods of 2005.

Net Income

The combination of the above factors resulted in net income of $1,420,000 for the six months ended June 30, 2006, compared to net income for the six months ended June 30, 2005 of $525,000.  Net income for the quarter ended June 30, 2006 was $784,000 compared to $307,000 for the quarter ended June 30, 2005.  Basic earnings per share were $.60 for the six months ended June 30, 2006 and $.33 for the quarter ended June 30, 2006, compared to $.50 for the six months ended June 30, 2005 and $.29 for the quarter ended June 30, 2005.  In 2006, diluted earnings per share totaled $.55 for the six months ended June 30, 2006 and $.30 for the three months ended June 30, 2006, compared to $.43 and $.25 per share for the six and three month periods ended June 30, 2005, respectively.

Assets and Liabilities

During the first six months of 2006, total assets increased $47,334,000, or 13.33%, when compared to December 31, 2005. The primary source of growth in assets was net loans, which increased $29,942,000, or 12.50%, during the first six months of 2006.  During the first six months of 2006, total liabilities increased $46,422,000, or 14.70%, when compared to December 31, 2005. The primary source of growth in liabilities was total deposits, which increased $37,916,000, or 13.24%, from the December 31, 2005 amount of $286,396,000.

Investment Securities

Investment securities available for sale increased to approximately $58,060,000 at June 30, 2006 from $46,151,000 at December 31, 2005. Held to maturity securities totaled $17,334,000 at June 30, 2006 compared to $18,221,000 at December 31, 2005.

Premises and Equipment

Premises and equipment, net of depreciation, totaled approximately $7,525,000 at June 30, 2006.  The increase of $905,000 from the December 31, 2005 amount of $6,621,000 was due to construction of a new branch in Port Royal, South Carolina and improvements to Bluffton, South Carolina branch.

Loans

Gross loans totaled $272,581,000 at June 30, 2006, an increase of $30,212,000, or 12.47%, since December 31, 2005.  The largest increase in loans was in real estate-construction loans, which increased $21,727,000, or 22.76%, to $117,185,000 at June 30, 2006.  Balances within the major loans receivable categories as of June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
Real estate - construction	$117,185,000	95,458,000
Real estate - mortgage	138,565,000	129,645,000
Commercial and industrial	11,554,000	11,459,000
Consumer and other	5,277,000	5,807,000
Gross loans outstanding	$272,581,000	242,369,000

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30, 2006	December 31, 2005
Loans: Nonaccrual loans	$39,000	130,000

Accruing loans more than 90 days past due	$—	—

Other real estate and repossessions	$—	—

Loans identified by internal review mechanism Criticized/Classified	$2,785,000	2,592,000

Activity in the Allowance for Loan Losses is as follows:

	June 30,
	2006	2005
Balance, January 1,	$2,862,992	1,137,000
Provision for loan losses for the period	366,700	108,000
Net loans (charged off) recovered for the period	(96,992)	(52,000)

Balance, end of period	$3,132,700	1,193,000

Gross loans outstanding, end of period	$272,580,552	110,570,000

Allowance for loan losses to gross loans outstanding	1.15%	1.08%

Deposits

At June 30, 2006, total deposits increased by $37,916,000, or 13.24%, from December 31, 2005.   Noninterest-bearing demand deposits increased $5,063,000, or 22.53%, and interest-bearing deposits increased $32,853,000, or 12.45%.  Of the $101,613,000 in certificates of deposit $100,000 and over at June 30, 2006, $22,097,000 were brokered deposits.  Of the $67,964,000 of other time deposits outstanding at June 30, 2006, $5,841,000 were brokered deposits. These are issued in individual’s names and in the names of trustees with balances participated out to others.

Balances within the major deposit categories as of June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
Noninterest-bearing demand deposits	$27,537,000	22,474,000
Interest-bearing demand deposits	124,792,000	105,142,000
Savings deposits	2,406,000	2,534,000
Certificates of deposit $100,000 and over	101,613,000	91,330,000
Other time deposits	67,964,000	64,916,000
Total Deposits	$324,312,000	286,396,000

FHLB Advances

At June 30, 2006, the company had advances outstanding from the FHLB in the amount of $27,971,476.  Advances outstanding are shown in the following table:

	FHLB Advances Outstanding
Type advance	Balance	Interest rate	Maturity date	Convertible date

Fixed rate	$2,000,000	4.55%	October 26, 2006
Fixed rate	1,000,000	2.93%	April 3, 2006
Fixed rate	5,000,000	5.65%	June 11, 2011
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	5,000,000	4.01%	August 16, 2010	August 16, 2007
Less purchase accounting adjustments	(28,524)
Total	$27,971,476	4.34%

Junior Subordinated Debentures

In April 2004, we formed a wholly owned Delaware statutory trust, which issued $3.0 million of guaranteed preferred beneficial interests in our junior subordinated deferrable interest debentures that qualify as Tier I capital under Federal Reserve Board guidelines.  We own all of the common securities of the trust.  The proceeds from the issuance of the common securities and the trust preferred securities were used by the trust to purchase $3.0 million of our junior subordinated debentures, which pay interest at a floating rate equal to 3 month LIBOR plus 275 basis points.  We used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to Lowcountry National Bank.  The debentures represent the sole asset of the trust. For more information, see our 10-KSB for the year ended December 31, 2005. In June 2006, we formed Coastal Banking Company Trust II a second wholly owned Delaware statutory trust subsidiary (Trust II), which issued a $4.0 million in preferred securities due September 30, 2036 and issued $124,000 of Trust common securities to the Registrant. These debentures will bear a rate of 7.18% until September 30, 2011 and then a rate of the three-month LIBOR rate plus 1.60% adjusted quarterly thereafter. The proceeds from these securities will be used primarily for providing capital to Lowcountry National Bank and First National Bank of Nassau County.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.  Our liquidity needs include items such as the funding of loans and purchases of operating assets.  We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.  The level of liquidity is measured by the loan-to-total deposit ratio which was 84% at June 30, 2006 and 85% at December 31, 2005.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2006:

Commitments to extend credit	$80,322,000
Loans sold with limited recourse	$9,664,000
Standby letters of credit	$776,000

Commitments to extend credit include $64,263,000 of commitments to fund real estate construction and other loans, $11,17,000 of unused home equity lines and $4,342,000 of other lines. Based on historical experience, management does not expect these lines to be completely funded.  Real estate construction loans typically have maturities of one year or less although a slow-down in the economy could warrant longer payouts and higher balances. Home equity lines typically do not completely fund.   Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions.  Although the bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County, South Carolina; Nassau County, Florida; and surrounding areas.

Capital Resources

The Federal Reserve Board of Governors and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations.  We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.  At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

At June 30, 2006, total stockholders’ equity was $40.2 million at the holding company, $13.3 million at Lowcountry National Bank, and $26.8 million at First National Bank of Nassau County.  At June 30, 2006, Tier 1 risk-based capital ratio was 11.69% consolidated, 9.10% at Lowcountry National Bank, and 9.81% at First National Bank of Nassau County.  Total risk-based capital ratio was 12.71% consolidated, 10.11% at Lowcountry National Bank, and 10.85% at First National Bank of Nassau County.  Tier 1 leverage ratio was 10.45% consolidated, 8.27% at Lowcountry National Bank, and 8.58% at First National Bank of Nassau County.  The banks were considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2006.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders held on May 19, 2006, the following Class I directors were reelected as directors to serve an additional three-year term ending in 2009.

	Votes For	Votes Against	Votes Withheld

Christina H. Bryan	1,759,164	0	2,700
James W. Holden, Jr.	1,760,266	0	1,598
James C. Key	1,760,246	0	1,618
Michael G. Sanchez	1,759,164	0	2,700

The following directors did not stand for reelection as their term of office continued: Ron Anderson, Suellen Rodeffer Garner, Dennis O. Green, Ladson F. Howell, Randolph C. Kohn, Robert L. Peters, Robert B. Pinkerton, and Edward Wilson.

Item 5.  Other Information.

None.

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

COASTAL BANKING COMPANY, INC.

Date: August 11, 2006	By:	/s/ RANDOLPH C. KOHN
Randolph C. Kohn
Chief Executive Officer

Date: August 11, 2006	By:	/s/ JAMES L PATE, III
James L. Pate, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.