Form 10QSB
period 2006-09-30
COASTAL BANKING CO INC
filed 2006-11-14
CIK 1093897

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(MARK ONE)                                                             FORM 10-QSB

      X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

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

________________________________________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was requited to file such report), and (2) has been subject to such filing requirements for the past 90 days.  YES [ X ]  NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,383,317 shares of common stock, $.01 par value, were issued and outstanding on November 8, 2006.

Transitional Small Business Disclosure Format (check one):  Yes [   ]    No [ X ]

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

COASTAL BANKING COMPANY, INC.

Consolidated Balance Sheets

September 30, 2006 and December 31, 2005

	30-Sep-06	31-Dec-05
	(unaudited)	(audited)
Assets
Cash and due from banks	$5,752,963	$4,845,305
Interest-bearing deposits in banks	1,775,740	1,587,139
Federal funds sold	6,848,519	13,598,435
Securities available for sale, at fair value	59,067,758	46,150,641
Securities held to maturity, at cost (fair value of 17,125,248
and 17,886,459, respectively)	17,325,351	18,220,867
Other securities, at cost	3,251,466	2,734,567
Loans held for sale	710,304	2,449,651
Loans, net of unearned income	289,105,535	242,368,770
Less allowance for loan losses	3,302,439	2,862,992
Loans, net	285,803,096	239,505,778
Premises and equipment, net	7,104,402	6,620,652
Cash value of life insurance	6,190,940	5,322,247
Intangible assets	823,141	1,113,198
Goodwill	9,722,772	9,722,772
Other assets	4,863,256	3,296,885
	$409,239,708	$355,168,137
Liabilities and Stockholders’ Equity
Deposits:
Non interest-bearing	$25,660,374	$22,473,524
Interest-bearing	302,704,193	263,922,456
Total deposits	328,364,567	286,395,980
Other borrowings	27,973,037	22,962,934
Junior subordinated debentures	7,217,000	3,093,000
Accrued interest payable and other liabilities	38,314,399	3,401,055
Total liabilities	367,386,003	315,852,969
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares authorized;
2,376,989 and 2,369,263 shares issued and
outstanding, respectively	23,770	23,693
Additional paid-in capital	39,421,768	39,317,286
Retained earnings	2,992,310	476,593
Accumulated other comprehensive loss	(584,143)	(502,404)
Total stockholders’ equity	41,853,705	39,315,168
	$409,239,708	$355,168,137

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Income

For the Three Months and Nine Months Ended September 30, 2006 and 2005

 (Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$6,071,943	$2,075,753	$16,384,977	$5,580,761
Interest on taxable securities	826,671	269,027	2,227,099	833,666
Interest on nontaxable securities	96,485	52,020	308,818	155,079
Interest on deposits in other banks	23,261	-	52,741	-
Interest on federal funds sold	91,887	23,447	417,713	53,812
	7,110,247	2,420,247	19,391,348	6,623,318
Interest expense:
Interest on deposits	3,203,868	927,609	8,377,118	2,512,812
Interest on other borrowings	466,450	95,116	1,122,930	251,763
	3,670,318	1,022,725	9,500,048	2,764,575
Net interest income	3,439,929	1,397,522	9,891,300	3,858,743
Provision for loan losses	170,000	143,000	536,700	251,000
Net interest income after provision for loan losses	3,269,929	1,254,522	9,354,600	3,607,743
Other income:
Service charges on deposit accounts	105,139	48,001	275,994	138,572
Other service charges, commissions and fees	49,157	6,414	138,895	19,688
Mortgage origination fees	168,265	99,822	686,163	341,885
Income from cash value of life insurance	58,223	24,243	168,883	73,140
Gain on sale of premises and equipment	321,038	-	321,038	-
Loss on sale of securities	-	(2,794)	-	(2,794)
Other	6,441	321	10,417	6,490
	708,263	176,007	1,601,390	576,981
Other expense:
Salaries and employee benefits	1,285,652	572,510	3,993,336	1,683,742
Net occupancy and equipment expense	218,189	69,448	627,529	213,811
Amortization of intangible assets	100,603	-	290,056	-
Other operating expense	754,484	295,851	2,219,267	995,236
	2,358,928	937,809	7,130,188	2,892,789
Income before income taxes	1,619,264	492,720	3,825,802	1,291,935
Income tax expense	551,046	166,253	1,310,085	440,187
Net income	$1,068,218	$326,467	$2,515,717	$851,748
Basic earnings per share*	$0.45	$0.31	$1.06	$0.8
Diluted earnings per share*	$0.41	$0.27	$0.97	$0.7

*All per share amounts have been adjusted for the 5% stock dividend declared on November 1, 2005.

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Three Months and Nine Months Ended September 30, 2006 and 2005

 (Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net income	$1,068,218	$326,467	$2,515,717	$851,748
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment
securities available for sale:
Reclassification of losses included in net income, net of tax	-	1,844	-	1,844
Unrealized gains (losses) arising during the period, net of tax	520,168	(180,205)	(81,739)	(156,109)
Other comprehensive income (loss)	520,168	(178,361)	(81,739)	(154,265)

Comprehensive income	$1,588,386	$148,106	$2,433,978	$697,483

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
Operating activities:
Net income	$2,515,717	$851,748
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Provision for loan losses	536,700	251,000
Depreciation, amortization and accretion	198,058	175,639
Gain on premises and equipment	(321,038)	-
Amortization of intangible assets	290,057	-
Net (increase) decrease in loans held for sale	1,739,347	(2,157,072)
Increase in cash surrender value life insurance	(168,883)	(67,680)
Stock based compensation expense	27,071	-
Net other operating activities	(1,133,921)	28,936
Net cash provided (used) by operating activities	3,683,108	(917,429)
Investing activities:
Net increase in interest-bearing deposits in banks	(188,601)	-
Proceeds from maturities of securities available for sale	5,648,586	3,756,372
Proceeds from sales of securities available for sale	-	268,125
Purchases of securities available for sale	(18,577,372)	(498,136)
Proceeds from maturities of securities held to maturity	1,240,444	-
Purchases of securities held to maturity	(400,000)	(774,600)
Net change in other securities	(516,899)	(408,817)
Net increase in loans	(46,834,018)	(16,051,085)
Purchase of bank owned life insurance	(706,882)	-
Proceeds from sale of premises and equipment	735,942	-
Net decrease in federal funds sold	6,749,916	-
Purchase of premises and equipment	(1,096,641)	(68,717)
Net cash used by investing activities	(53,945,525)	(13,776,858)
Financing activities:
Net increase in deposits	41,968,587	10,320,679
Proceeds from issuance of junior subordinated debentures	4,124,000	-
Proceeds from other borrowings	12,000,000	20,400,000
Repayments of other borrowings	(7,000,000)	(14,400,000)
Proceeds from exercise of stock options	77,488	-
Net cash provided by financing activities	51,170,075	16,320,679
Net increase in cash and due from banks	907,658	1,626,392
Cash and due from banks at beginning of period	4,845,305	4,096,726
Cash and due from banks at end of period	$5,752,963	$5,723,118
Noncash investing activities:
Change in unrealized gain/loss on securities available for sale	$(123,847)	$(233,735)
Supplemental Information:
Taxes paid	$1,595,903	$340,525
Interest paid	$9,122,582	$2,619,656

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

Coastal Banking Company, Inc. (the “Company”) is a corporation organized under the laws of the State of South Carolina that operates as a bank holding company for Lowcountry National Bank, South Carolina and First National Bank of Nassau County, Florida (the “Banks”).  Lowcountry National Bank commenced business on May 10, 2000. First National Bank of Nassau County began operations in 1999 and was acquired through the Company’s merger with First Capital Bank Holding Corporation on October 1, 2005. The Banks provide full commercial banking services to customers throughout Beaufort County, South Carolina and Nassau County, Florida and are subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation. The Company is subject to regulation by the Federal Reserve Board of Governors. The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

The consolidated financial statements include the accounts of the Company and the Banks. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB.  The financial statements as of September 30, 2006 and for the interim periods ended September 30, 2006 and 2005 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2005 Form 10-KSB as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein.  Actual results could differ from those estimates.

The consolidated statements of income for three and nine months ended September 30, 2005 do not include the results of First National Bank of Nassau County. First National was acquired as of October 1, 2005.

Note 2 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30.  On November 1, 2005, the board of directors of the Company declared a 5% stock dividend payable to shareholders of record as of December 1, 2005.  All per share numbers for September 30, 2005 have been retroactively restated for the stock dividend.

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2006	2005	2006	2005
Basic earnings per share:
Weighted average shares outstanding	2,376,653	1,060,898	2,375,042	1,060,898
Net income available to common shareholders	$1,068,218	$326,467	$2,515,717	$851,748
Basic earnings per share	$0.45	$0.31	$1.06	$0.80
Diluted earnings per share:
Weighted average shares outstanding	2,376,653	1,060,898	2,375,042	1,060,898
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	217,368	164,215	211,097	153,398
Total weighted average shares and common stock equivalents outstanding	2,594,021	1,225,113	2,586,139	1,214,296
Net income available to common shareholders	$1,068,218	$326,467	$2,515,717	$851,748
Diluted earnings per share	$0.41	$0.27	$0.97	$0.70

Note 3 — Stock-Based Compensation

At September 30, 2006, the Company had an Incentive Stock Compensation Plan and a Director Stock Plan, which are described more fully in Note 15 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. On January 1, 2006, Coastal adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Prior to January 1, 2006, Coastal accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the provisions of Coastal’s stock option plans, the exercise price per share of each option granted cannot be less than the fair market value of the underlying common shares on the date of grant. As a result, Coastal previously did not recognize any stock-based employee compensation expense in net income prior to January 1, 2006. As a result of adopting SFAS 123(R), Coastal’s income before income taxes and net income year to date at September 30, 2006 are $27,000 and $24,000 lower, respectively, than if Coastal had continued to account for stock-based compensation under the old method.  Basic and diluted earnings per share for the nine months ended September 30, 2006, would have been $1.07 and $0.98, respectively, if Coastal had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $1.06 and $0.97, respectively.

The following table illustrates the effect on net income and earnings per share had Coastal applied fair value recognition to stock-based employee compensation, assuming the estimated fair value of the options as of the grant date is amortized to expense over the vesting period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income:
Net income, as reported	$1,068,218	$326,467	$2,515,717	$851,748
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effect			24,363
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect		(14,734)	(24,363)	(44,202)
Pro forma net income	$1,068,218	$311,733	$2,515,717	$807,546
Basic earnings per share:
As reported	$0.45	$0.31	$1.06	$0.80
Pro forma	$0.45	$0.29	$1.06	$0.76
Diluted earnings per share:
As reported	$0.41	$0.27	$0.97	$0.70
Pro forma	$0.41	$0.25	$0.97	$0.67

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2006 and 2005:

	2006	2005
Weighted average grant date fair value of options granted during the year	$7.32	5.29
Assumptions used to estimate fair value:
Risk-free interest rate	4.875%	4.500%
Dividend yield	0%	0%
Expected volatility	19%	15%
Expected life	7 years	7 years

The following table summarizes Coastal’s stock options for the twelve months ended December 31, 2005 and for the nine months ended September 30, 2006.

Stock Plans

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	123,082	$9.07
Granted	4,200	17.02
Exercised	—	—
Assumed in merger	95,619	9.72
Expired	(3,308)	9.87
Outstanding at December 31, 2005	219,593	9.87
Exercisable at December 31, 2005	207,685	9.79
Weighted average estimated fair value of options granted during 2005	4,200	5.29

Outstanding at December 31, 2005	219,593	$9.87
Granted	7,000	20.80
Exercised	(7,726)	10.03
Expired	—	—
Outstanding at September 30, 2006	218,867	10.22
Exercisable at September 30, 2006	206,467	9.81
Weighted average estimated fair value of options granted during 2006	7,000	7.32

The following summarizes information concerning Coastal’s stock options outstanding at December 31, 2005 and September 30, 2006:

Stock Options Outstanding

Options Outstanding			Options Fully Vested and Exercisable			Options Expected To Vest
Option Shares Outstanding	Average Remaining Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (000)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (000)
PERIOD ENDING DECEMBER 31, 2005
63,080	3.8	$9.04	63,080	$9.04	$691	—	$—	$—
63,300	4.4	9.07	63,300	9.07	691	—	—	—
5,513	5.0	9.07	5,513	9.07	60	—	—	—
14,390	5.4	9.49	11,512	9.49	121	2,878	9.49	30
11,025	6.0	9.07	11,025	9.07	121	—	—	—
9,296	6.4	11.29	5,578	11.29	49	3,718	11.29	32
17,309	7.1	8.25	17,309	8.25	203	—	—	—
8,852	7.2	12.42	3,540	12.42	27	5,312	12.42	41
12,128	7.4	11.18	12,128	11.18	107	—	—	—
10,500	8.5	15.71	10,500	15.71	45	—	—	—
2,625	9.2	15.95	2,625	15.95	11	—	—	—
1,575	9.6	18.81	1,575	18.81	2	—	—	—

219,593	5.2	$9.87	207,685	$9.79	$2,128	11,908	$11.36	$103

PERIOD ENDING SEPTEMBER 30, 2006
60,867	3.1	$9.04	60,867	$9.04	$737	—	$—	$—
63,300	3.7	9.07	63,300	9.07	765	—	—	—
14,390	4.7	9.49	14,390	9.49	168	—	—	—
11,025	5.3	9.07	11,025	9.07	133	—	—	—
9,296	5.7	11.29	7,436	11.29	73	1,860	11.29	18
17,309	6.4	8.25	17,309	8.25	223	—	—	—
8,852	6.5	12.42	5,312	12.42	46	3,540	12.42	31
12,128	6.7	11.18	12,128	11.18	121	—	—	—
10,500	7.8	15.71	10,500	15.71	57	—	—	—
2,625	8.5	15.95	2,625	15.95	14	—	—	—
1,575	8.9	18.81	1,575	18.81	4	—	—	—
7,000	9.9	20.80	—	—	—	7,000	20.80	2
218,867	5.1	$10.22	206,467	$9.81	$2,341	12,400	$16.98	$51

The following table summarizes activity with regard to non-vested stock options since December 31, 2004:

Non-Vested Stock Options

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2004	48,573	$3.08
Granted	4,200	5.29
Vested	(52,773)	3.26
Assumed in merger	11,908	4.38
Forfeited	—	—
Outstanding at December 31, 2005	11,908	4.38
Granted	7,000	7.32
Vested	(6,508)	4.16
Forfeited	—	—
Outstanding at September 30, 2006	12,400	$6.15

Note 4 — Reclassifications

Certain amounts reported as of December 31, 2005 or the periods ended September 30, 2005 have been reclassified to conform with the presentation for September 30, 2006.  These reclassifications had no effect on previously reported net income or stockholders’ equity.

Note 5 — Recent Events

On October 27, 2006, Coastal completed the acquisition of the Meigs, Georgia office of Cairo Banking Company, a Georgia State Bank, through the merger of Cairo Banking Company with and into First National Bank of Nassau County.  See Coastal’s Current Report on Form 8-K filed on November 1, 2006 for more information.

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

the level of allowance for loan losses;

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

On October 27, 2006 Costal completed the acquisition of Meigs, Georgia office of Cairo Banking Company, a Georgia state bank, through the merger of Cairo Banking Company with and into First National Bank of Nassau County. No additional shares were issued in the acquisition.

The following discussion describes our results of operations for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 as well as results for the nine months ended September 30, 2006 and 2005, and also analyzes our financial condition as of September 30, 2006 as compared to December 31, 2005.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

Our level of net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin.  For the nine months ended September 30, 2006, net interest income totaled $9,891,000, as compared to $3,859,000 for the same period in 2005 for an increase of $6,032,000.  Total interest income increased by $12,768,000 or 192.77%, to $19,391,000 for the nine months ended September 30, 2006 compared to $6,623,000 for the nine months ended September 30, 2005. Interest and fees on loans increased by $10,804,000, or 193.60%, to $16,385,000 in the nine months ended September 30, 2006 from $5,581,000 in the nine months ended September 30, 2005. Total interest expense increased by $6,735,000, or 243.64%, to $9,500,000 for the nine months ended September 30, 2006 compared to $2,765,000 for the same period in 2005. The increase in net interest income is due to overall increase in the volume of interest-earning assets and liabilities due to the merger with First Capital Bank Holding Corporation on October 1, 2005, as well as increases in overall weighted average interest rates. Of the total change in net interest income for the nine months ended September 30, 2006, $5,609,000 resulted from the addition of First National Bank of Nassau County.  Excluding First National Bank of Nassau County, net interest income increased $423,000 for the nine months ended September 30, 2006. The net interest margin realized on earning assets and the interest rate spread were 3.74% and 3.25%, respectively, for the nine months ended September 30, 2006. The net interest margin and the interest rate spread were 3.53% and 3.29%, respectively, for the nine months ended September 30, 2005.

For the quarter ended September 30, 2006, net interest income totaled $3,440,000, as compared to $1,398,000 for the quarter ended September 30, 2005 for an increase of $2,042,000.  Total interest income increased by $4,690,000 or 193.78%, to $7,110,000 for the three months ended September 30, 2006 compared to $2,420,000 for the three months ended September 30, 2005. Interest and fees on loans increased by $3,996,000, or 192.52%, to $6,072,000 in the three months ended September 30, 2006 from $2,076,000 in the three months ended September 30, 2005. Total interest expense increased by $2,647,000, or 258.88%, to $3,670,000 for the three months ended September 30, 2006 compared to $1,023,000 for the same period in 2005. The increase in net interest income is due to overall increase in the volume of interest-earning assets and liabilities due to the merger with First Capital Bank Holding Corporation on October 1, 2005, as well as increases in overall weighted average interest rates. Of the total change in net interest income for the three months ended September 30, 2006, $2,079,000 resulted from the addition of First National Bank of Nassau County.  Excluding First National Bank of Nassau County, net interest income decreased $37,000 for the three months ended September 30, 2006. The net interest margin realized on earning assets and the interest rate spread were 3.67% and 3.11%, respectively, for the three months ended September 30, 2006. The net interest margin and the interest rate spread were 3.77% and 3.41%, respectively, for the three months ended September 30, 2005.

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the company’s net interest income in general terms during periods of movement in interest rates.  In general, if the company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period.  In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time.  At September 30, 2006, the company , as measured by Gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is slightly asset sensitive.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The company also forecasts its sensitivity to interest rate changes using modeling software.   For more information on asset-liability management, see the annual report on Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level.  The provision charged to expense was $536,700 for the nine months ended September 30, 2006, compared to $251,000 for the nine months ended September 30, 2005. The provision charged to expense was $170,000 for the quarter ended September 30, 2006, compared to $143,000 for the quarter ended September 30, 2005.  The increase in the provision for the year is related to the increase in the loan portfolio due to the merger with First Capital Bank Holding Corporation on October 1, 2005, combined with internally generated loan growth.  The provision for loan losses attributable to First National Bank of Nassau County was $298,000 for the first nine months of 2006.  The provision for loan losses at First National Bank of Nassau County is attributable to growth in the loan portfolio.  Excluding First National Bank of Nassau County, the provision for loan losses for the nine months ended September 30, 2006 decreased $12,300 compared to the same period last year.  The loan portfolio, net of loan losses, increased by approximately $46,297,000 during the nine months ended September 30, 2006 from $239,506,000 at December 31, 2005.  The allowance for loan losses totaled $3,302,000, or 1.14% of gross loans outstanding at September 30, 2006, as compared to $2,863,000, or 1.18 % of gross loans outstanding at December 31, 2005.

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

Noninterest Income

Noninterest income for the nine months ended September 30, 2006 totaled $1,601,000, as compared to $577,000 for the nine months ended September 30, 2005. For the current year, the addition of First National Bank of Nassau County contributed $774,000 in noninterest income. The company sold a lot held for branch expansion in Okatee, South Carolina for a gain of $321,000. Excluding First National Bank of Nassau County and the gain on sale of premises and equipment by Coastal Banking Company, noninterest income decreased $70,000 for the nine months ended September 30, 2006 as a result of mortgage loan fees being lower by $79,000.

Noninterest income for the three months ended September 30, 2006 totaled $708,000, as compared to $176,000 for the three months ended September 30, 2005 for a net increase of $532,000. For the current quarter, the addition of First National Bank of Nassau County contributed $213,000 in noninterest income. Also, the company sold a lot held for branch expansion in Okatee, South Carolina for a gain of $321,000 in the third quarter. Excluding First National Bank of Nassau County and the gain on sale of premises and equipment by Coastal Banking Company, noninterest income decreased $2,000 for the quarter ended September 30, 2006 primarily due to a decline of $32,000 of fees on loans sold partly offset by an increase of $24,000 of deposit and other service-related fees.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2006 was $7,130,000, as compared to $2,893,000 for the same period in 2005. Noninterest expense attributable to First National Bank of Nassau County was $3,656,000 for the nine months ended September 30, 2006.  Excluding First National Bank of Nassau County, noninterest expense increased $581,000 for the first nine months of 2006 compared to the same period last year. Salary and benefits expense, excluding the addition of the First National salary and benefits expense, increased by $175,000 due to general salary increases, salary expense related to Lowcountry National Bank’s data processing conversion, and higher health insurance costs during the period. Premises and equipment expense increased by $414,000 as a result of the addition of $341,000 of First National expenses. Other operating expenses were $2,509,000 for the nine months ended September 30, 2006, as compared to $995,000 for the nine months ended September 30, 2005 for an increase of $1,514,000. First National Bank of Nassau County contributed $1,181,000 of the total increase .. Excluding First National Bank of Nassau County, audit, legal and other professional fees increased by $104,000 during the first nine months of 2006. Excluding First National Bank, director’s fees increased by $78,000 and advertising expenses declined by $37,000. Also, the company wrote off $125,000 of capitalized expenses associated with abandoned plans to expand the company’s main office location in Beaufort. The Company decided in favor of leasing space near its new Port Royal office for administrative office space.

Total noninterest expense for the three months ended September 30, 2006 was $2,359,000, as compared to $938,000 for the same period in 2005. Noninterest expense attributable to First National Bank of Nassau County was $1,206,000 for the three months ended September 30, 2006.  Excluding First National Bank of Nassau County, noninterest expense increased $215,000 for the third quarter of 2006 compared to the same period last year. Salary and benefits expense increased by $713,000 due to the addition of $748,000 of First National salary expense, offset by a decline of $37,071 of other company salary expense, primarily the result of lower loan production commissions paid at Lowcountry National during the quarter.  Other operating expenses were $855,000 for the three months ended September 30, 2006, as compared to $296,000 for the three months ended September 30, 2005 for a net increase of $559,000 ..  First National Bank of Nassau County contributed $345,000 of this increase. Legal, audit and other professional fees increased by $82,000 and directors fees, excluding First National increased $40,000. Lowcountry National also wrote off $125,000 of capitalized expenses associated with its abandonment of it renovation plans at its main office location in Beaufort.

As described below in “Recent Accounting Pronouncements,” beginning with calendar year 2006, SFAS No. 123(R) requires us to measure all our employee stock-based compensation awards using a fair value method and record this expense in our financial statements.  Consequently, our noninterest expense in the current reporting period includes a compensation expense for the fair value of stock options vesting during the period.  If we had been required to report this expense for the three months ended September 30, 2005, we would have reported additional compensation expense of $15,000.  For the nine months ended September 30, 2005, we would have reported an additional compensation expense of $44,000.

Income Taxes

The income tax expense for the nine months ended September 30, 2006 was $1,310,000 compared to an income tax expense of $440,000 for the same period in 2005. Income tax expense was $551,000 for the quarter ended September 30, 2006 compared to income tax expense of $166,000 for the same period in 2005.  The effective tax rate was 34% for the three and nine months ended September 30, 2006 and 34% for the three and nine month periods of 2005.

Net Income

The combination of the above factors resulted in net income of $2,516,000 for the nine months ended September 30, 2006, compared to net income for the nine months ended September 30, 2005 of $852,000.  Net income for the quarter ended September 30, 2006 was $1,068,000 compared to $326,000 for the quarter ended September 30, 2005.  Basic earnings per share were $1.06 for the nine months ended September 30, 2006 and $.45 for the quarter ended September 30, 2006, compared to $.80 for the nine months ended September 30, 2005 and $.31 for the quarter ended September 30, 2005.  In 2006, diluted earnings per share totaled $.97 for the nine months ended September 30, 2006 and $.41 for the three months ended September 30, 2006, compared to $.70 and $.27 per share for the nine and three month periods  ended September 30, 2005, respectively.

Assets and Liabilities

During the first nine months of 2006, total assets increased $54,072,000, or 15.22%, when compared to December 31, 2005. The primary source of growth in assets was net loans, which increased $46,297,000, or 19.33%, during the first nine months of 2006.  During the first nine months of 2006, total liabilities increased $51,533, 000, or 16.32%, when compared to December 31, 2005. The primary source of growth in liabilities was total deposits, which increased $41,969,000, or 14.65%, from the December 31, 2005 amount of $286,396,000.

Investment Securities

Investment securities available for sale increased to approximately $59,068,000 at September 30, 2006 from $46,151,000 at December 31, 2005. Held to maturity securities totaled $17,325,000 at September 30, 2006 compared to $18,221,000 at December 31, 2005.

Premises and Equipment

Premises and equipment, net of depreciation, totaled approximately $7,104,000 at September 30, 2006.  The increase of $483,000 from the December 31, 2005 amount of $6,621,000 was due to construction of a new branch in Port Royal, South Carolina and improvements to Bluffton, South Carolina branch.

Loans

Gross loans totaled $289,106,000 at September 30, 2006, an increase of $46 ,737,000, or 19.28% , since December 31, 2005.  The largest increase in loans was in real estate-construction loans, which increased $39,138,000 , or 41.00% , to $134,596,000 at September 30, 2006.  Balances within the major loans receivable categories as of September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
Real estate - construction	$134,596,000	$95,458,000
Real estate - mortgage	137,744,000	129,645,000
Commercial and industrial	11,911,000	11,459,000
Consumer and other	4,855,000	5,807,000
Gross loans outstanding	$289,106,000	$242,369,000

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:	September 30, 2006	December 31, 2005
Loans: Nonaccrual loans	$53,000	$130,000
Accruing loans more than 90 days past due	$-	$-
Other real estate and repossessions	$-	$-
Loans identified by internal review mechanism
Criticized/Classified	$2,453,000	$2,592,000

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2006	2005
Balance, January 1,	$2,863,000	$1,137,000
Provision for loan losses for the period	536,700	251,000
Net loans (charged off) recovered for the period	(97,700)	(50,000)
Balance, end of period	$3,302,000	$1,338,000
Gross loans outstanding, end of period	$289,106,000	$117,535,000
Allowance for loan losses to gross loans outstanding	1.14%	1.14%

Deposits

At September 30, 2006, total deposits increased by $41,969,000, or 14.65%, from December 31, 2005.   Noninterest-bearing demand deposits increased $3,187,000, or 14.18%, and interest-bearing deposits increased $38,782,000, or 14.69%.  Of the $107,534,000 in certificates of deposit $100,000 and over at September 30, 2006, $24,290,000 were brokered deposits.  Of the $68,228,000 of other time deposits outstanding at September 30, 2006, $7,422,000 were brokered deposits. These are issued in individual’s names and in the names of trustees with balances participated out to others.

Balances within the major deposit categories as of September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
Noninterest-bearing demand deposits	$25,660,000	22,474,000
Interest-bearing demand deposits	124,467,000	105,142,000
Savings deposits	2,476,000	2,534,000
Certificates of deposit $100,000 and over	107,534,000	91,330,000
Other time deposits	68,228,000	64,916,000
Total Deposits	$328,365,000	286,396,000

FHLB Advances

At September 30, 2006, the company had advances outstanding from the FHLB in the amount of $27,973,037.  Advances outstanding are shown in the following table:

FHLB Advances Outstanding
Type advance	Balance	Interest rate	Maturity date	Convertible date
Variable rate DRC	$1,000,000	5.61%	August 23, 2007
Fixed rate	2,000,000	4.55%	October 26, 2006
Fixed rate	5,000,000	5.65%	June 11, 2011
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	5,000,000	4.01%	August 16, 2010	August 16, 2007
Less purchase accounting adjustments	(26,963)
Total	$27,973,037	4.43%

Junior Subordinated Debentures

In April 2004, we formed a wholly owned Delaware statutory trust, which issued $3.0 million of guaranteed preferred beneficial interests in our junior subordinated deferrable interest debentures that qualify as Tier I capital under Federal Reserve Board guidelines.   We own all of the common securities of the trust ..  The proceeds from the issuance of the common securities and the trust preferred securities were used by the trust to purchase $3.0 million of our junior subordinated debentures, which pay interest at a floating rate equal to 3 month LIBOR plus 275 basis points.   We used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to Lowcountry National Bank.  The debentures represent the sole asset of the trust .. For more information, see our 10-KSB for the year ended December 31, 2005. In June 2006, we formed Coastal Banking Company Trust II a second wholly owned Delaware statutory trust subsidiary (Trust II), which issued a $4.0 million in preferred securities due September 30, 2036 and issued $124,000 of Trust common securities to the Registrant. These debentures will bear a rate of 7.18% until September 30, 2011 and then a rate of the three-month LIBOR rate plus 1.60% adjusted quarterly thereafter. The proceeds from these securities will be used primarily for providing capital to Lowcountry National Bank and First National Bank of Nassau County.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.  Our liquidity needs include items such as the funding of loans and purchases of operating assets.  We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.  The level of liquidity is measured by the loan-to-total deposit ratio which was 88% at September 30, 2006 and 85% at December 31, 2005.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2006:

Commitments to extend credit	$71,090,000
Loans sold with limited recourse	$11,680,000
Standby letters of credit	$1,065,000

Commitments to extend credit include $55,654,000 of commitments to fund real estate construction and other loans, $10,837,000 of unused home equity lines and $4,599,000 of other lines. Based on historical experience, management does not expect these lines to be completely funded.  Real estate construction loans typically have maturities of one year or less although a slow-down in the economy could warrant longer payouts and higher balances. Home equity lines  typically do not completely fund.   Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions.  Although the bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County, South Carolina; Nassau County, Florida; and surrounding areas.

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

At September 30, 2006, total stockholders’ equity was $41.9 million consolidated, $15.6 million at Lowcountry National Bank, and $30.1 million at First National Bank of Nassau County.  At September 30, 2006, Tier 1 risk-based capital ratio was 11.65% consolidated, 9.97% at Lowcountry National Bank, and 11.46% at First National Bank of Nassau County.  Total risk-based capital ratio was 12.69% consolidated, 10.99% at Lowcountry National Bank, and 12.42% at First National Bank of Nassau County.  Tier 1 leverage ratio was 10.48% consolidated, 8.78% at Lowcountry National Bank, and 9.42% at First National Bank of Nassau County.  The banks were considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2006.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

COASTAL BANKING COMPANY, INC.
Date: November 14, 2006	By:	/s/ RANDOLPH C. KOHN
Randolph C. Kohn
Chief Executive Officer
Date: November 14, 2006	By:	/s/ JAMES L. PATE, III
James L. Pate, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit

Number

Description

31.1

Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of the Chief Financial Officer.

Section 1350 Certifications.