Form 10KSB
period 2006-12-31
COASTAL BANKING CO INC
filed 2007-03-30
CIK 1093897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For fiscal year ended December 31, 2006

☐

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period   from __________ to ___________

Commission File Number 000-28333

COASTAL BANKING COMPANY, INC.
(A South Carolina Corporation)

 IRS Employer Identification Number:  58-2455445

36 Sea Island Parkway, Beaufort, South Carolina 29907
Telephone Number: (843) 522-1228

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.    Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Check whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

State issuer’s revenue for its most recent fiscal year: $28,771,878

The aggregate number of shares of the Company’s common stock held by non-affiliates as of March 16, 2007 was 2,052,028. The aggregate market value of these shares as of March 16, 2007 was $46,786,238 based upon the estimated fair market value of the common stock of $22.80 per share, which is the average bid and ask price on the Over the Counter Bulletin Board on March 16, 2007.  This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

2,402,594 shares of common stock were outstanding as of March 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders, scheduled to be held on May 18, 2007, are incorporated by reference into Part III.

Transitional Small Business Disclosure format (check one):                        Yes [  ] No [X]

Table of Contents

Page

PART 1.

1.

Description of Business

1

2.

Description of Property

16

3.

Legal Proceedings

16

4.

Submission of Matters to a Vote of Security Holders

16

PART II.

5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer

Purchases of Equity Securities

17

6.

Management’s Discussion and Analysis or Plan of Operation

17

7.

Financial Statements

31

8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

60

8A.

Controls and Procedures

60

8B.

Other Information

60

PART III.

9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;

Compliance With Section 16(a) of the Exchange Act

61

10.

Executive Compensation

61

11.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

62

12.

Certain Relationships, Related Transactions and Director Independence

63

13.

Exhibits

63

14.

Principal Accountant Fees and Services

63

i

PART I.

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

General

Coastal Banking Company, Inc. was incorporated in June, 1999 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act, and to purchase 100% of the issued and outstanding stock of Lowcountry National Bank, an association organized under the laws of the United States. The bank opened for business on May 10, 2000. On October 1, 2005, we merged with First Capital Bank Holding Corporation, and, by virtue of the merger, acquired 100% of the issued and outstanding capital stock of First National Bank of Nassau County (“First National Bank”). On October 27, 2006, Coastal acquired the Meigs, Georgia office of Cairo Banking Company, a Georgia state bank, from Ameris Bancorp. The acquisition allows Coastal to establish full service banking operations in Georgia. First National currently operates the Meigs office as a branch office under the name of the First National Bank of Nassau County, doing business as The Georgia Bank. Through our subsidiaries, we conduct a general commercial and retail banking business principally in the markets of Beaufort County, South Carolina, Nassau County, Florida and Thomas County, Georgia. First National also operates loan production offices in Jacksonville, Florida and Savannah, Georgia.

Location and Service Area

Our primary service areas consist of the areas within a 20 mile radius of the main offices of Lowcountry National Bank in Beaufort County, South Carolina, First National Bank in Nassau County, Florida, and First National Bank d/b/a The Georgia Bank in Thomas County, Georgia. The primary service area of Lowcountry National Bank covers a large portion of Beaufort County, including Beaufort, Bluffton, Burton, Callawassie Island, Coosaw, Dataw Island, Harbor Island, Hilton Head Island, Hunting Island, Fripp Island, Ladys Island, Port Royal, Spring Island, St. Helena Island, and the rapidly growing Sun City. The primary service area of First National Bank includes the communities of Amelia Island, Fernandina Beach, O’Neil and Yulee, Florida. The borders of the primary service area of First National Bank are the St. Mary’s River and the Georgia border to the north, the Atlantic Ocean to the east, Duval County to the south and Baker County to the west. First National Bank also serves the Savannah, Georgia and Jacksonville, Florida market areas through loan production offices.

Lending Activities

General: We emphasize a range of lending services, including real estate, commercial, and consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in the banks’ market areas.

Loan Approval and Review:  The banks’ loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered and approved by an officers’ loan committee with a higher lending limit or the directors’ loan committee, which has the authority to approve loans up to the legal lending limit of the bank. Neither bank may make any loans to any director, officer, or employee of the bank that, in the aggregate, exceeds $500,000 unless approved by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank. The banks currently adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The banks currently sell their mortgage loans on the secondary market, but may choose to hold them in the portfolio in the future.

Lending Limits:  The banks’ lending activities are subject to a variety of lending limits imposed by federal law. In general, the banks are subject to a legal limit on loans to a single borrower equal to 15% of each bank’s capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to the banks. These limits will increase or decrease as each bank’s capital increases or decreases. Based upon Lowcountry National Bank’s capitalization of $16,144,000 as of December 31, 2006, the bank has a self-imposed loan limit of $2,373,000, which represents 98% of our regulatory legal lending limit of $2,422,000. Based upon First National Bank's capitalization of $19,761,000 as of December 31, 2006, it had a self imposed legal lending limit of $2,500,000, which represents approximately 84% of its regulatory legal lending limit. Unless the banks are able to sell participations in its loans to other financial institutions, the banks will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

Real Estate and Mortgage Loans:  Loans secured by first or second mortgages on real estate make up approximately 93% of Lowcountry National’s loan portfolio, 95% of First National Bank’s portfolio, and 94% of the consolidated loan portfolio. These loans generally fall into one of three categories: commercial real estate loans, construction and development loans, or residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity loans are not included because they are classified as consumer loans, which are discussed below. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The banks generally charge origination fees for each loan.

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

Commercial Real Estate Loans:  Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We generally require that debtor cash flow exceed 115% of monthly debt service obligations. We typically review all of the personal financial statements of the principal owners and require their personal guarantees. These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

Construction and Development Real Estate Loans:  We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to eighteen months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include cost overruns, mismanaged construction, inferior or improper construction techniques, economic changes or downturns during construction, a downturn in the real estate market, rising interest rates which may prevent sale of the property, and failure to sell completed projects in a timely manner.

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

Residential Real Estate Loans:  Residential real estate loans generally have longer terms up to 30 years. We offer fixed and adjustable rate mortgages. We have limited credit risk on these loans as most are sold to third parties soon after closing.

Commercial Loans:  Our banks make loans for commercial purposes in various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

Equipment loans typically are made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. We focus our efforts on commercial loans less than $500,000. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal typically is repaid as the assets securing the loan are converted into cash, and in other cases principal typically will be due at maturity. Asset based lending, leasing, and factoring are offered through third party vendors who can handle the paper work and servicing and generally assume most of the credit risk. Trade letters of credit, standby letters of credit, and foreign exchange are handled through a correspondent bank as agent for the bank.

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

Consumer Loans:  Our banks make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 60 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

We also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit generally are the same as those for first mortgage loans. Home equity lines of credit will typically have terms of 15 years or less, will typically carry balances less than $125,000, and may extend up to 90% of the available equity of each property.

Deposits:   The banks offer a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and individual retirement accounts.  The primary sources of deposits are residents of, and businesses and their employees located in, our primary market areas.  Deposits are obtained through personal solicitation by officers and directors, direct mail solicitations and advertisements published in the local media.  To attract deposits, the subsidiary banks offer a broad line of competitively priced deposit products and services.

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

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in the primary market areas of our banks, which are Beaufort County, South Carolina and Nassau County, Florida. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 85% of our interest income for the year ended December 31, 2006. If an economic downturn occurs in the economy as a whole, or especially in our banks’ primary market areas, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer. After a series of rate increases beginning in the second quarter of 2004, the Federal Reserve has stopped increasing interest rates, which has slowed the increase in marginal cost of new deposits and borrowings. However, no assurance can be given that the Federal Reserve will not raise interest rates in the future or that the results we anticipate will actually occur.

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

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. In addition, we compete with new entrants to our markets, both established and de novo institutions which have aggressively sought after market share. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not provide. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

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

Acquisitions of Banks:  The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

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

Change in Bank Control:  Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•

the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•

no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The regulations provide a procedure for challenging rebuttable presumptions of control.

Permitted Activities:  A bank holding company is generally permitted under the Bank Holding Company Act, to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

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

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, the Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by permitting a bank holding company to qualify and elect to become a financial holding company.  Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity.  The following activities are considered financial in nature:

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

On December 18, 2006, the SEC and the Federal Reserve issued joint proposed rules, which would implement the “broker” exception for banks under Section 3(a)(4) of the Exchange Act of 1934 and would be adopted as part of the Gramm-Leach-Bliley Act.  The proposed rules would implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for the Bank’s customers as part of its trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer.

To qualify to become a financial holding company, the banks and any other depository institution subsidiary of the Coastal Banking Company, Inc. must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.”  Additionally, Coastal Banking Company, Inc. must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While Coastal Banking Company, Inc. meets the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institution:  Under Federal Reserve policy, we are expected to act as a source of financial strength for the banks and to commit resources to support them. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to the banks will be repaid only after their deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Branching:  National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which their main office is located. Under both South Carolina and Florida law, the banks may open branch offices throughout their respective home states with the prior approval of the OCC. In addition, with prior regulatory approval, both banks may acquire branches of existing banks located in their respective home states. The banks and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the target states’ laws. South Carolina and Florida law, with limited exceptions, currently permit branching across state lines only through interstate mergers.

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

Prompt Corrective Action:  The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital level for each category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

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

FDIC Insurance Assessments:  The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.  The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the “DIF”).  The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized.  These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes.  The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.  Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup.  Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.  This assessment rate is adjusted quarterly and is set at 1.22 cents per $100 of deposits for the first quarter of 2007.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act:  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or the OCC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Lowcountry National Bank or First National Bank.  Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Allowance for Loan and Lease Losses:  The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the banks’ financial statements and regulatory reports.  Because of its significance, the each bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses.  The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.  Consistent with supervisory guidance, the each bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  The banks’ estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date.  See “Management’s Discussion and Analysis – Critical Accounting Policies.”

Commercial Real Estate Lending:  The banks’ lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans.  On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations.  CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property.  The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•

total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•

total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Other Regulations:  Interest and other charges collected or contracted for by the each bank are subject to state usury laws and federal laws concerning interest rates.  Each bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the

•

Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

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

•

Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•

Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

•

rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

Each Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as the:

•

Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•

rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated depository institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2006 our ratio of total capital to risk-weighted assets was 13.06% and our ratio of Tier 1 Capital to risk-weighted assets was 11.95%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2006, our leverage ratio was 10.44%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”). Among other things, FDIRA changes the federal deposit insurance system by:

•

raising the coverage level for qualifying retirement accounts to $250,000, subject to future indexing;

•

the FDIC and the National Credit Union Administration are authorized to index deposit insurance coverage for inflation, for standard accounts and qualifying retirement accounts, every five years beginning April 1, 2007;

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

Financial Services Regulatory Relief Act

President Bush signed the Financial Services Regulatory Relief Act of 2006 (“Regulatory Relief Act”) into law on October 13, 2006.  The Regulatory Relief Act repeals certain reporting requirements regarding loans to bank executive officers and principal shareholders. These changes have eliminated the statutory requirements for (1) the report to the Board of Directors when an executive officer becomes indebted to another institution in an aggregate amount that is greater than the officer would receive from his or her own institution; (2) the report filed by the institution that listed all credits made to executive officers since the previous report of condition; and (3) the report to the Board of Directors that is required when an executive officer or a principal shareholder become indebted to a correspondent bank.

The Regulatory Relief Act increased the size of a bank eligible for 18-month (rather than annual) examinations from $250 million to $500 million.  The Regulatory Relief Act amends the privacy rules of Gramm-Leach-Bliley to clarify that CPA’s are not required to notify their customers of privacy and disclosure policies as long as they are subject to state law restraints on disclosure of non-public personal information without customer approval.  Finally, the Regulatory Relief Act requires that the federal banking regulators develop model privacy notice forms, and banks adopting the model forms will be afforded a regulatory safe harbor under the disclosure requirements of Gramm-Leach-Bliley.

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

Employees

As of February 28, 2007, Lowcountry National Bank had 33 full-time employees and 1 part-time employee, and First National Bank had 37 full-time employees and 3 part-time employees. Our company had no employees other than its officers, who are also employees of Lowcountry National Bank or First National Bank.

Item 2.

Description of Property

Lowcountry National Bank is located at 36 Sea Island Parkway in Beaufort, South Carolina. Lowcountry National Bank owns its 5,800 square foot main office building located on 2.33 acres of land.

In 2006, Coastal sold a lot it had held in Okatee, South Carolina and used the proceeds to purchase a new branch which will be leased to Lowcountry National Bank. The branch is located in Port Royal, South Carolina which adjoins the city of Beaufort. The branch was completed in March 2007. The branch is located in the new Port Royal Center which is a multi-unit office complex. Lowcountry National Bank will also occupy leased space in the upstairs offices above the branch. The lease is for a term of five years that will expire in 2012 with options to renew for subsequent five year periods.

During 2002, Lowcountry National Bank established a loan production office to service the Bluffton area and in 2003 consolidated the office into a new, full-service branch at Moss Creek Village, Bluffton, South Carolina.  Lowcountry National Bank leases the Moss Creek office, which will expire in 2009.

First National Bank is located at 1891 South 14th Street in Fernandina Beach, Florida. First National Bank owns its 6,500 square foot main office, which is located on 1.28 acres of land. In addition, First National has acquired the office buildings on property adjacent to its main office to accommodate expansion.

The Meigs, Georgia branch, operated under the name “The Georgia Bank”, occupies a storefront office in Meigs, Georgia. The branch building was acquired as part of the acquisition of the Meigs office on October 27, 2006.

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

Item 3.

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II.

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Common Stock of Coastal Banking Company, Inc. is not listed on any exchange. However, the stock is quoted on the NASDAQ OTC Bulletin Board under the symbol “CBCO.OB.” There were approximately 1,500 shareholders of record on December 31, 2006. The following table sets forth the high and low bid prices as quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions. All prices are adjusted for the stock dividends paid to shareholders of record on December 1, 2006.

	Years Ended December 31,
	2006		2005
	High	Low	High	Low
First quarter	$20.05	$19.01	$18.10	$16.90
Second quarter	$19.50	$18.95	$18.57	$17.14
Third quarter	$21.80	$18.95	$20.95	$18.10
Fourth quarter	$23.91	$21.05	$22.71	$19.52

 The Company has never declared or paid a cash dividend and does not expect to do so in the foreseeable future. The ability of the Company to pay cash dividends is dependent upon receiving cash dividends from the Banks. However, federal banking regulations restrict the amount of cash dividends that can be paid to the Company from the Banks. All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the board of directors.

Coastal Banking Company issued no unregistered equity securities during the fiscal year ended December 31, 2006 and did not repurchase any shares of its common stock during the fourth quarter of 2006.

Item 6.

Management’s Discussion and Analysis of Plan of Operation

General

Coastal Banking Company, Inc. (in this Item 6, the “Company”) is a bank holding company headquartered in Beaufort, South Carolina organized to own all of the common stock of its subsidiaries, Lowcountry National Bank (in this Item 6, “Lowcountry”) and First National Bank of Nassau County, Florida (in this Item 6, “First National”). The principal activity of the Banks is to provide banking services for their domestic markets. Lowcountry’s primary market is Beaufort County, South Carolina. First National’s primary market is Nassau County, Florida. The Banks are primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and undergo periodic examinations by this regulatory agency. The holding company is regulated by the Federal Reserve Board of Governors and also is subject to periodic examinations. Lowcountry opened for business on May 10, 2000 at 36 Sea Island Parkway, Beaufort, South Carolina 29907. First National opened for business July 26, 1999 and was acquired by Coastal through the merger with its holding company, First Capital Bank Holding Corporation (“First Capital”) on October 1, 2005. On October 27, 2006 Coastal acquired the Meigs, Georgia office of Cairo Banking Company, a Georgia state bank, from Ameris Bancorp. The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

In the merger with First Capital, each outstanding share of First Capital common stock was converted into 1.054 shares of Coastal stock at the time of the merger. Each outstanding share of Coastal common stock prior to the merger remained outstanding as a share of common stock after the merger.

The following discussion describes our results of operations for 2006 as compared to 2005 and also analyzes our financial condition as of December 31, 2006 as compared to December 31, 2005. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance during 2006 and 2005 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to continue to direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb possible losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses. See comments in the section entitled “Provision and Allowance for Loan Losses.”

In addition to earning interest on our loans and investments, we earn income through fees, cash surrender value of life insurance and other service charges to our customers.  We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Forward-Looking Statements

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Potential risks and uncertainties include, but are not limited to those described under the heading “Risk Factors” in our Form 10-KSB for the year ended December 31, 2006.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in Note 1 in the footnotes to the consolidated financial statements at December 31, 2006 included elsewhere in this annual report.

We believe that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Please refer to the portion of management’s discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of our processes and methodology for determining the allowance for loan losses.

Intangible assets, included in Other Assets on the Consolidated Balance Sheets, include goodwill and other identifiable assets, such as core deposits, resulting from acquisitions. Goodwill, in this context, is the excess of the purchase price in an acquisition transaction over the fair market value of the net assets acquired. Core deposit intangibles are amortized on a straight-line basis over such assets’ estimated expected life. In accordance with SFAS No. 142, “Goodwill and Other Intangible Asset,” goodwill is not amortized but is tested annually for impairment or at any time an event occurs, or circumstances change, that may trigger a decline in the value of the reporting unit. Such impairment testing calculations include estimates. Furthermore, the determination of which intangible assets have finite lives is subjective as is the determination of the amortization period for such intangible assets. The Company tests for goodwill impairment by determining the fair market value for each reporting unit and comparing the fair market value to the carrying amount of the applicable reporting unit. If the carrying amount exceeds fair market value the potential for the impairment exists, and a second step of impairment testing is performed. In the second step, the fair market value of the reporting units’ goodwill is determined by allocating the reporting unit’s fair market value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair market value of reporting unit goodwill is less than its carrying amount, goodwill is impaired and is written-down to its fair market value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair market value will not result in the reversal of previously recognized losses. The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment in the carrying value of goodwill as of October 1, 2006.

Results of Operations

Overview

Net income for 2006 was $3,359,537 or $1.41 per basic common share compared to $1,509,370 or $1.09 per basic common share, in 2005. Our operational results were impacted in part by our merger with First Capital on October 1, 2005, which resulted in the inclusion of net income from that operation for the fourth quarter of 2005 and the entire year of 2006. In total, our operational results depend to a large degree on net interest income, which is the difference between the interest income received from our investments, such as loans, investment securities, and federal funds sold, and interest expense, paid on deposit liabilities and other borrowings. Net interest income was $13,271,277 for the year ended December 31, 2006 compared to net interest income of $6,777,223 for the year ended December 31, 2005.

The provision for loan losses in 2006 was $726,700 compared to $380,000 in 2005. The increase in the provision for loan losses was attributable to our loan growth during 2006 and the inclusion of a provision for loan losses for the entire year during 2006 for First National compared to one quarter in 2005 following the merger. The provision for loan losses continues to reflect our estimate of potential losses inherent in the loan portfolio and the creation of an allowance for loan losses adequate to absorb such losses.

Noninterest income for the year ended December 31, 2006 totaled $2,039,795, representing a $942,234 increase from December 31, 2005. This increase was primarily associated with the additional income contributed by First National, which added $1,059,678 during 2006 compared to $326,912 in the fourth quarter of 2005. Non-interest expenses in 2006 were $9,577,803; a $4,388,449 increase compared to the 2005 amounts, primarily due to the inclusion of First National expenses for the entire year of 2006 totaling $4,982,508 compared to the inclusion of one quarter of expenses in 2005 totaling $1,197,713 following the merger.  The company’s efficiency ratio, which is a measure of total non-interest expenses as a percentage of net interest income and non-interest income, was 62.55% in 2006 compared to 65.90% in 2005.

In 2006, we recognized $1,647,032 of income tax expense compared to an income tax expense of $796,060 in 2005. Our effective tax rate was 32.9% in 2006 and 34.5% in 2005.

Net Interest Income

For the year ended December 31, 2006, net interest income totaled approximately $13,271,000, as compared to approximately $6,777,000 for the same period in 2005. Interest income from loans, including fees, increased approximately $12,523,000 to $22,629,000 for the year ended December 31, 2006. This increase in income was partially offset by increased interest expense, which totaled approximately $13,461,000 for the year ended December 31, 2006, compared to $5,185,000 in 2005. The increase in net interest income is due to the overall growth in the volume of interest earning assets and by increases in overall weighted average interest rates. The net interest margin realized on earning assets and the interest rate spread were 3.73% and 3.29%, respectively, for the year ended December 31, 2006. For the year ended December 31, 2005, the net interest margin was 3.66% and the interest rate spread was 3.35%. Yields on interest earning assets increased during the year by 1.05% compared to an increase in rates on interest bearing liabilities of 1.11% during the prior year.

Average Balances and Interest Rates

The table below shows the average balance outstanding for each category of interest-earning assets and interest-bearing liabilities for 2006 and 2005, and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated.

	For the Years Ended December 31,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(In Thousands)
Assets:
Interest-earning assets:
Loans (including loan fees)	$ 273,022	$ 22,629	8.29%	$ 141,989	$ 10,106	7.12%
Taxable investments	65,924	3,054	4.63%	34,377	1,400	4.07%
Tax-free investments	9,386	636	6.78%	6,735	369	5.48%
Interest-bearing deposits in other banks	1,755	92	5.24%	125	3	2.40%
Federal funds sold	11,333	537	4.74%	5,313	209	3.93%
Total interest-earning assets	361,420	26,948	7.46%	188,539	12,087	6.41%
Other non-interest earning assets	30,692			14,748
Total assets	$ 392,112			$ 203,287
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and savings	$ 122,167	4,204	3.44%	$ 69,958	1,876	2.68%
Time	167,451	7,641	4.56%	86,736	2,757	3.18%
Other	33,217	1,616	4.86%	12,814	552	4.31%
Total interest-bearing liabilities	322,835	13,461	4.17%	169,508	5,185	3.06%
Other non-interest bearing liabilities	28,914			16,533
Shareholders’ equity	40,363			17,246
Total liabilities and shareholders’ equity	$ 392,112			$ 203,287
Excess of interest-earning assets over interest bearing liabilities	$ 38,585			$ 19,031
Ratio of interest-earning assets to interest-bearing liabilities	112%			111%
Tax equivalent adjustment		(216)			(125)
Net interest income		$ 13,271			$ 6,777
Net interest spread			3.29%			3.35%
Net interest margin			3.73%			3.66%

Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

Amounts are presented on a tax equivalent basis.

Volume/Rate Analysis

Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. The effect of a change in average balance has been determined by applying the average rate in the earlier year to the change in average balance in the later year, as compared with the earlier year. The effect of a change in the average rate has been determined by applying the average balance in the earlier year to the change in the average rate in the later year, as compared with the earlier year.

	2006 Compared to 2005 Increase (decrease) due to changes in
(In Thousands)	Volume	Rate	Net Change
Interest income on:
Loans (including loan fees)	$10,628	$1,895	$12,523
Taxable investments	1,438	216	1,654
Non-taxable investments	167	100	267
Interest bearing deposits in other banks	82	7	89
Federal funds sold	278	50	328
Total interest income (tax equivalent basis)	12,593	2,268	14,861
Interest expense on:
Interest-bearing demand and savings	1,688	640	2,328
Time	3,327	1,557	4,884
Other	984	80	1,064
Total interest expense	5,999	2,277	8,276
Net interest income (tax equivalent basis)	$6,594	$(9)	$6,585

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

Net interest income is the primary component of net income for financial institutions. The timing and magnitude of repricing as well as the mix of interest sensitive and non-interest sensitive assets and liabilities affect net interest income. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Banks’ net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At December 31, 2006, the Company, as measured by gap, is asset sensitive at three months or less and liability sensitive cumulatively at one year. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Banks’ savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts) that are not contractually tied to an adjusting index are grouped into categories based on the company’s historical repricing practices.  Money market accounts which are contractually tied too repricing indexes, reprice monthly and are grouped in the three month or less category. Many of these money market accounts are tied to a Treasury index.

At December 31, 2006

Maturing or Repricing in

(In Thousands)	3 Months or Less	4 Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Federal funds sold	$18,968	$—	$—	$ —	$ 18,968
Deposits in other banks	1,429	500	—	—	1,929
Investment securities	1,012	1,327	21,939	56,803	81,081
Loans held for sale	1,040	—	—	—	1,040
Loans	172,717	26,266	80,617	12,220	291,820
Total interest-earning assets	196,166	28,093	102,556	69,023	394,838
Interest-bearing liabilities:
Deposits:
Savings and demand	68,243	27,228	26,901	—	122,372
Time deposits	51,777	108,212	33,331	—	193,320
Securities sold under agreements to repurchase	2,000	—	—	—	2,000
FHLB advances	5,000	5,000	19,973	—	29,973
Junior subordinated debentures	3,093	—	4,124	—	7,217
Total interest-bearing liabilities	130,113	140,440	84,329	—	354,882
Interest sensitive difference per period	$65,053	$(112,347)	$18,227	$ 69,023	$ 39,956
Cumulative interest sensitivity difference	$65,053	$(47,294)	$(29,067)	$ 39,956
Cumulative difference to total interest-earning assets	16.9%	(12.0)%	(7.4)%	10.1%

At December 31, 2006, the difference between the Banks’ liabilities and assets repricing or maturing within one year was $18,106,000 or (12.0)% of total interest-earning assets.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may reflect changes in market interest rates differently. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Other factors which may affect the assumptions made in the table, include options to call a security or borrowing, pre-payment rates, early withdrawal levels, and the ability of borrowers to service their debt. Management uses modeling techniques which attempt to quantify the impacts of interest rates on margin changes. These modeling techniques reflect the effects of these cited shortcomings including the effects of maturity changes that occur as a result of changes in interest rates. These modeling tools indicate that net interest margin would be slightly negatively impacted at twelve months given a 1% decrease in interest rates.

Impaired Loans

A loan is considered to be impaired when, in management’s judgment based on current information and events, it is probable that the loan’s principal or interest is not collectible in accordance with the terms of the original loan agreement. Impaired loans, when not material, will be carried in the balance sheet at a value not to exceed their observable market price or the fair value of the collateral if the repayment of the loan is expected to be provided solely by the underlying collateral. The carrying values of any material impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or costs, premium or discount existing at the inception or acquisition of the loan.

Loans which management identifies as impaired generally will be non-performing loans. Non-performing loans include non-accrual loans or loans which are 90 days or more delinquent as to principal or interest payments. At December 31, 2006, Lowcountry National Bank had $85,519 of loans that were impaired and non-performing, and First National had no impaired or non-performing loans. At December 31, 2005, First National Bank had $130,189 of impaired and non-performing loans and Lowcountry National Bank had no impaired and non-performing loans.

The accrual of interest is discontinued on non-accrual loans and any previously accrued interest on such loans will be reversed against current income. Any subsequent interest income is recognized on a cash basis when received unless collectibility of a significant amount of principal is in serious doubt. In such cases, collections are credited first to the remaining principal balance on a cost recovery basis. An impaired loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed.

Potential Problem Loans

Management identifies and maintains a list of potential problem loans. These are loans that are not included in non-accrual status, or loans that are past due 90 days or more and still accruing interest. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Banks’ portfolios.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was approximately $727,000 for the year ended December 31, 2006 as compared to $380,000 for the year ended December 31, 2005. The increase in the provision was the result of our loan portfolio, which included the additions to the portfolio from First National for the entire year of 2006, growing faster in 2006 than in 2005. The loan portfolio increased by approximately $49,451,000 during the year ended December 31, 2006 as compared to growth of $25.4 million in 2005, which included First National for only the fourth quarter. The allowance for loan losses was 1.19% of gross loans at December 31, 2006 as compared to 1.18% at December 31, 2005. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of earnings.  Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio.  The allowance for loan losses represents an amount, which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based upon a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs can reduce this allowance.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

We allocate the allowance for loan losses to specific categories of loans in our portfolio. See the table below for the allocation of loan losses and for a history of charge-offs by loan category, which may or may not be indicative of future charge-offs by category.

Allocation of the Allowance for Loan Losses

	December 31,
	2006		2005
(In Thousands)	Amount	% of Loans in Category	Amount	% of Loans in Category
Commercial, Financial and Agricultural	$107	4%	$226	5%
Real Estate—Construction	1,864	47	760	39
Real Estate—Mortgage	1,350	47	342	54
Consumer	62	2	50	2
Unallocated	92	—	1,485	—
Total	$3,475	100%	$2,863	100%

Our policy has been to review the allowance for loan losses using a reserve factor based on risk-rated categories of loans because there has been relatively little charge-off activity since the Banks’ respective inceptions. The overall objective is to apply percentages to the loans based on the relative inherent risk for that loan type and grade. Reserve factors are based on peer group data, information from regulatory agencies, and on the experience of the Banks’ lenders. The reserve factors will change depending on trends in national and local economic conditions, the depth of experience of the Banks’ lenders, delinquency trends, and other factors. Our general strategy is to maintain a minimum coverage of a certain percentage of gross loans until we have sufficient historical data and trends available. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. Thus, there is a risk that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

The following table summarizes information concerning the allowance for loan losses:

	For the Years Ended December 31,
	2006	2005
(In Thousands)
Loans outstanding, end of year	$291,820	$242,369
Average loans outstanding	$271,414	$141,989
Allowance, beginning of year	2,863	1,137
Charge-offs:
Commercial, financial and industrial	95	—
Real estate—construction	—	—
Real estate—mortgage	—	—
Consumer	27	56
Total charge-offs	122	56
Recoveries:
Commercial, financial and industrial	—	6
Real estate—construction	—	—
Real estate—mortgage	—	—
Consumer	7	—
Total recoveries	7	6
Net charge-offs	115	50
Allowance brought forward in merger	—	1,396
Additions charged to operations	727	380
Allowance, end of year	$3,475	$2,863
Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.04%
Allowance for loan losses to loans, end of year	1.19%	1.18%

The following table summarizes past due and non-accrual loans, other real estate and repossessions, and income that would have been reported on non-accrual loans as of December 31, 2006 and 2005 (amounts are presented in thousands):

	December 31,
(In Thousands)	2006	2005
Other real estate and repossessions	$—	$—
Accruing loans 90 days or more past due	10	—
Non-accrual loans	86	130
Interest on non-accrual loans which would have been reported	13	6

Noninterest Income and Expense

Noninterest income for the year ended December 31, 2006 totaled $2,040,000 as compared to $1,098,000 for the year ended December 31, 2005.  Mortgage origination fees totaled $911,000 and $676,000 in 2006 and 2005, respectively. The increase resulted from the addition of First National for four quarters of 2006 which added $416,000 over 2005 loan fee income.  This was partially offset by $181,000 less fee income at Lowcountry National Bank in 2006 as a result of a smaller loan production staff.  Both Banks own bank-owned life insurance policies covering certain of our executives and directors.  The cash value of these policies increases over time and, accordingly, we recognized $240,000 in income related to these policies in 2006.  We recognized losses on the sale of certain investment securities available for sale totaling $13,000 during the year ended December 31, 2006 as compared to losses of $8,000 in 2005.

Total noninterest expense for the year ended December 31, 2006 was $9,578,000 as compared to $5,189,000 for 2005. Salaries and benefits, the largest component of non-interest expense, totaled $5,400,000 for the year ended December 31, 2006, compared to $2,934,000 for the same period a year ago for an increase of $2,466,000.  First National salaries and benefits for four quarters in 2006 compared to one quarter in 2005 represented $2,292,000 of the total.  Salary expense at Lowcountry increased by only $143,000 as a result of lower staffing, particularly  in mortgage loan production staff.  The Company’s total number of employees at December 31, 2006 was 70 compared to 66 employees at December 31, 2005.  Other operating expenses, excluding salaries and benefits, were $4,178,000 for the year ended December 31, 2006 as compared to $2,256,000 for the year ended December 31, 2005.  Of the total increase in other operating expenses of $1,922,000, $1,493,000 is attributable to four quarters of income from First National for 2006 compared to one quarter in 2005.  These other operating expenses included increases in audit and professional fees, from $233,000 in 2005 to $462,000 in 2006 related to costs associated with the merger.  Advertising expenses increased from $193,000 in 2005 to $271,000 in 2006, and data processing expenses increased from $435,000 in 2005 to $661,000 in 2006.

Financial Condition

Total assets increased from $355,168,000 at December 31, 2005 to $426,210,000 in 2006.  The primary source of growth in assets was net loans, which increased $49,451,000 during 2006. Total deposits increased $53,663,000 from the December 31, 2005 amount of $286,396,000 to $340,059,000 at December 31, 2006.

Interest-Earning Assets

Loans

Gross loans totaled $291,820,000 at December 31, 2006, an increase of $49,451,000 or 20.4%, since December 31, 2005.  At year-end 2006 the mix of the loan portfolio remained approximately consistent with the mix at the end of 2005.  In absolute dollars, the largest increase in loans was in real estate—construction loans, which increased $42,583,000, or 45%, to $138,041,000 at December 31, 2006.  Real estate—mortgage loans increased $6,689,000 or 11%, during 2006.  Both South Carolina and Florida coastal markets have experienced strong residential loan demand.  Balances and percentages within the major loans receivable categories are as follows:

	December 31,
(In Thousands)	2006		2005
Real estate—construction	$138,041	47%	$95,458	39%
Real estate—mortgage	136,335	47%	129,645	54%
Commercial, financial and industrial	13,053	4%	11,459	5%
Consumer and other	4,391	2%	5,807	2%
	$291,820		$242,369

As of December 31, 2006, maturities of loans in the indicated classifications were as follows:

(In Thousands)	Commercial	Real Estate Construction	Total
Maturity
Within 1 year	$8,543	$122,123	$130,666
1 to 5 years	3,661	14,645	18,306
Over 5 years	849	1,273	2,122
Totals	$13,053	$138,041	$151,094

As of December 31, 2006, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows:

(In Thousands)	Fixed Interest Rates	Variable Interest Rates	Total
Commercial
Within 1 year	$969	$7,574	$8,543
1 to 5 years	3,530	132	3,662
Over 5 years	849	—	849
Real estate—construction
Within 1 year	12,356	109,767	122,123
1 to 5 years	12,289	2,355	14,644
Over 5 years	1,273	—	1,273
	$31,266	$119,828	$151,094

Investment Securities

Investment securities available for sale increased to $60,373,000 at December 31, 2006 from $46,151,000 at December 31, 2005. Investment securities held to maturity decreased from $18,221,000 at December 31, 2005 to $16,998,000 at December 31, 2006.

The following table presents the investments by category:

	December 31,
	2006		2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(In Thousands)
Available for sale
U.S. Government and federal agencies	$5,483	$5,396	$4,930	$4,817
Government sponsored enterprises	17,275	17,143	18,117	17,875
State and municipal securities	3,302	3,274	1,409	1,385
Mortgage-backed securities	34,844	34,560	22,463	22,074
	$60,904	$60,373	$46,919	$46,151
Held to Maturity
State and municipal securities	$8,825	$8,773	$8,468	$8,292
Mortgage-backed securities	8,173	8,085	9,753	9,594
Totals	$16,998	$16,858	$18,221	$17,886

The following table presents the maturities of investment securities at carrying value and the weighted average yields for each range of maturities presented. Yields are based on amortized cost of securities. (Amounts are presented in thousands)

Maturities at December 31, 2006	Federal Agencies and Government Sponsored Enterprises	Weighted Average Yields	State and Municipal Securities	Weighted Average Yields	Mortgage-backed Securities	Weighted Average Yields
Within 1 year	$2,021,874	3.74%	$305,382	4.31%	$—	—
After 1 through 5 years	14,312,859	4.39%	2,616,304	4.69%	4,442,766	4.22%
After 5 through 10 years	6,203,626	5.05%	5,683,919	5.44%	1,405,055	4.14%
After 10 years	—	—	3,493,266	6.16%	36,885,898	5.21%
Totals	$22,538,359	4.51%	$12,098,871	5.46%	$42,733,719	5.07%

Mortgage-backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities.

Deposits

At December 31, 2006, total deposits increased by $53,663,000, or 18.74%, to a total of $340,059,000 at December 31, 2006 from $286,396,000 at December 31, 2005. Non-interest-bearing demand deposits increased $1,893,000, or 8.42%, while interest-bearing deposits increased $263,922,000, or 19.62%.

Balances and percentages within the major deposit categories are as follows:

	December 31,
(In Thousands)	2006		2005
Noninterest-bearing demand	$24,367	7%	$22,474	8%
Interest-bearing demand	119,394	35%	105,142	37%
Savings	2,977	1%	2,534	1%
Time over $100,000	119,007	35%	91,330	31%
Time	74,314	22%	64,916	23%
	$340,059		$286,396

The average balance of deposits and the average rates paid on such deposits are summarized as follows:

	December 31,
	2006		2005
	Amount	Rate	Amount	Rate
(In Thousands)
Non-interest-bearing demand	$25,219	—%	$14,288	—%
Interest-bearing demand	119,589	3.50%	68,497	2.73%
Savings	2,578	0.71%	1,462	0.68%
Time	167,451	4.56%	86,736	3.18%
Total	$314,837		$170,983

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2006 are summarized as follows:

(In Thousands)
Within 3 months	$33,600
After 3 through 12 months	63,665
1 through 3 years	19,256
After 3 years	2,486
Total	$119,007

Junior Subordinated Debentures

In May 2004, Coastal Banking Company Statutory Trust I issued $3.0 million of trust preferred securities with a maturity of May 18, 2034.  In accordance with FASB Interpretation Number (“FIN”) 46(R), the Trust has not been consolidated in the Company’s financial statements.  The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $3.0 million of the Company’s junior subordinated debentures, which pay interest at a floating rate equal to 3 month LIBOR plus 275 basis points.  The Company used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to the Bank.  The debentures represent the sole asset of the Trust.

In June 2006, Coastal Banking Company Statutory Trust II issued $4.0 million of trust preferred securities with a maturity of September 30, 2036.  In accordance with FASB Interpretation Number (“FIN”) 46(R), the Trust has not been consolidated in the Company’s financial statements.  The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $4.0 million of the Company’s junior subordinated debentures, which pay interest at a fixed rate of 7.18% until September 31, 2011 and a variable rate thereafter equal to 3 month LIBOR plus 160 basis points.  The Company used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to the Banks.  The debentures represent the sole asset of the Trust.

Capital Resources

Total shareholders’ equity increased from $39,315,000 at December 31, 2005 to $43,171,000 in 2006. Net income for the period added $3,360,000. Comprehensive income of $152,000 resulted from an increase in fair market value of investment securities available for sale during 2006, net of tax.

Bank holding companies, such as ours, and their banking subsidiaries are required by banking regulators to meet particular minimum levels of capital adequacy, which are expressed in the form of certain ratios.  Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets).  The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit.  The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%.  The capital leverage ratio supplements the risk-based capital guidelines.

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Company’s risk-based capital ratios at December 31, 2006:

Tier 1 capital (to risk-weighted assets)	11.95%
Total capital (to risk-weighted assets)	13.06%
Tier 1 capital (to total average assets)	10.44%

See note 17 of notes to consolidated financial statements for a detail of the Banks and Company.

Liquidity

The Banks must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the Banks keep cash on hand, maintain account balances with their correspondent banks, and purchase and sell federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs. It is the policy of the Banks to monitor their liquidity to meet regulatory requirements and their local funding requirements.

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit, standby letters of credit and loans sold with limited recourse. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are written conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  We use the same credit policies in making commitments to extend credit as we do for on-balance sheet instruments.  Collateral held for commitments to extend credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

Loans sold with limited recourse are one-to-four family residential mortgages originated by us and sold to various other financial institutions.  These loans are sold with the agreement that a loan may be returned to us within 90 days of any one of the loan’s first four payments being missed.  Our exposure to credit loss in the event of non-performance by the other party to the loan is represented by the contractual notional amount of the loan.  Since none of the loans sold have ever been returned to us, the total loans sold with limited recourse amount do not represent future cash requirements.  We use the same credit policies in making loans held for sale as we do for on-balance sheet instruments. First National, prior to merger, operated a mortgage wholesale operation, which it sold prior to merger. It held a reserve of $213,000 at December 31, 2006 to cover against potential losses.  Management considers the reserve to be adequate.

The following table summarizes our off-balance sheet financial instruments whose contract amounts represent credit risk as of December 31, 2006:

Commitments to extend credit	$64,381,000
Standby letters of credit	$800,000
Loans sold with limited recourse	$21,796,000

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Banks’ loan portfolios are diversified, a substantial portion of their borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County, South Carolina; Nassau County, Florida; and Thomas County, Georgia as well as the surrounding areas. In addition, a substantial portion of our loan portfolio is collateralized by improved and unimproved real estate and is therefore dependent on the local real estate markets.

The Banks maintain relationships with correspondent banks that can provide funds on short notice, if needed. Presently, the Banks have arrangements with commercial banks for short term unsecured advances up to $16,600,000.

Cash and due from banks as of December 31, 2006 totaled $4,775,000, a slight decrease of $71,000 from December 31, 2005. Cash provided by operating activities totaled $4,575,000 in 2006, while inflows from financing activities totaled $59,893,000, which was attributable to an increase in deposits of $46,451,000, excluding deposits acquired with acquisition of The Georgia Bank in Meigs, Georgia, a net increase in FHLB advances of $7,000,000, a net increase in securities sold under agreements to repurchase of $2,000,000, and an increase in junior subordinated debentures of $4,124,000.

During 2006, we had a net cash outflow of $64,538,000 from investing activities.  Investing activities included net loans made to customers of approximately $48,754,000 partially offset by cash inflows from the merger with The Georgia Bank of $5,385,000.

Inflation

Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements.  We cope with the effects of inflation through the management of interest rate sensitivity, by periodically reviewing and adjusting our pricing of services to consider current costs.

Selected Ratios

The following table sets out certain ratios:

	For the Years Ended December 31,
	2006	2005
Net income to:
Average shareholders’ equity (tangible)	11.51%	8.75%
Average assets (tangible)	0.88%	0.75%
Dividends to net income	—%	—%
Average equity to average assets (tangible)	7.66%	8.61%

Item 7.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Coastal Banking Company, Inc.
and Subsidiaries

Beaufort, South Carolina

We have audited the consolidated balance sheet of Coastal Banking Company, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Coastal Banking Company, Inc. and Subsidiaries for the year ended December 31, 2005 were audited by other auditors; whose report dated March 24, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coastal Banking Company, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Coastal Banking Company, Inc.

Beaufort, South Carolina

We have audited the accompanying consolidated balance sheet of Coastal Banking Company, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Banking Company, Inc. and Subsidiaries at December 31, 2005 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Elliott Davis, LLC

Greenville, South Carolina

March 24, 2006

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Cash and due from banks	$4,774,561	$4,845,305
Interest-bearing deposits in banks	1,928,601	1,587,139
Federal funds sold	18,967,745	13,598,435
Securities available for sale, at fair value	60,372,740	46,150,641
Securities held to maturity, at cost	16,998,209	18,220,867
Restricted equity securities, at cost	3,710,217	2,734,567
Loans held for sale	1,039,976	2,449,651

Loans, net of unearned income	291,819,946	242,368,770
Less allowance for loan losses	3,474,640	2,862,992
Loans, net	288,345,306	239,505,778

Premises and equipment, net	7,383,595	6,620,652
Cash surrender value of life insurance	6,553,009	5,322,247
Intangible assets	740,073	1,113,198
Goodwill	10,215,607	9,722,772
Other assets	5,180,430	3,296,885
Total assets	$426,210,069	$355,168,137
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$24,366,771	$22,473,524
Interest-bearing	315,691,850	263,922,456
Total deposits	340,058,621	286,395,980

Securities sold under agreements to repurchase	2,000,000	—
Other borrowings	29,973,051	22,962,934
Junior subordinated debentures	7,217,000	3,093,000
Other liabilities	3,789,911	3,401,055
Total liabilities	383,038,583	315,852,969

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01; 10,000,000 shares authorized; 2,402,594 and 2,369,263 shares issued and outstanding in 2006 and 2005, respectively	24,026	23,693
Additional paid-in capital	39,661,823	39,317,286
Retained earnings	3,836,130	476,593
Accumulated other comprehensive loss	(350,493)	(502,404)
Total shareholders’ equity	43,171,486	39,315,168
Total liabilities and shareholders’ equity	$426,210,069	$355,168,137

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	For the years ended December 31,
	2006	2005
Interest income:
Interest and fees on loans	$22,629,425	$10,106,654
Interest on taxable securities	3,053,776	1,399,547
Interest on nontaxable securities	420,027	243,594
Interest on deposits in other banks	91,647	8,570
Interest on federal funds sold	537,208	203,508
Total interest income	26,732,083	11,961,873

Interest expense:
Interest on deposits	11,845,450	4,632,264
Interest on junior subordinated debentures	391,932	188,660
Interest on other borrowings	1,223,424	363,726
Total interest expense	13,460,806	5,184,650

Net interest income	13,271,277	6,777,223
Provision for loan losses	726,700	380,000
Net interest income after provision for loan losses	12,544,577	6,397,223

Non-interest income:
Service charges on deposit accounts	381,098	233,547
Other service charges, commissions and fees	190,450	49,445
Mortgage origination fees	910,558	676,248
Gain on sale of real estate	321,038	—
Loss on sale of securities available for sale	(13,460)	(7,503)
Income from investment in life insurance contracts	239,944	124,086
Other income	10,167	21,738
Total other income	2,039,795	1,097,561

Non-interest expenses:
Salaries and employee benefits	5,400,276	2,933,592
Occupancy and equipment expense	821,727	491,913
Advertising fees	270,773	193,185
Amortization of intangible assets	373,125	99,237
Audit fees	280,424	151,525
Data processing fees	661,301	434,987
Director fees	269,812	138,244
Legal and other professional fees	181,715	81,332
Other operating	1,318,650	665,339
Total other expenses	9,577,803	5,189,354

Income before income taxes	5,006,569	2,305,430
Income tax expense	1,647,032	796,060
Net income	$3,359,537	$1,509,370

Basic earnings per share	$1.41	$1.09
Diluted earnings per share	$1.30	$0.97

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2006	2005
Net income	$3,359,537	$1,509,370
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) arising during period, net of tax of ($73,681) and $198,058	143,027	(374,599)
Reclassification adjustment for losses included in net income, net of tax of $4,576 and $2,551	8,884	4,952
Total other comprehensive income (loss)	151,911	(369,647)
Comprehensive income	$3,511,448	$1,139,723

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2006 and 2005

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2004	1,010,379	$10,104	$ 9,626,976	$ 1,287,727	$(132,757)	$10,792,050
Net income	—	—	—	1,509,370	—	1,509,370
Stock issued in acquisition	1,246,402	12,464	27,370,931	—	—	27,383,395
Stock dividend	112,482	1,125	2,319,379	(2,320,504)	—	—
Other comprehensive loss	—	—	—	—	(369,647)	(369,647)
Balance, December 31, 2005	2,369,263	23,693	39,317,286	476,593	(502,404)	39,315,168
Net income	—	—	—	3,359,537	—	3,359,537
Proceeds from exercise of stock options	33,331	333	317,466	—	—	317,799
Stock-based compensation expense	—	—	27,071	—	—	27,071
Other comprehensive income	—	—	—	—	151,911	151,911
Balance, December 31, 2006	2,402,594	$24,026	$39,661,823	$ 3,836,130	$(350,493)	$43,171,486

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$3,359,537	$1,509,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	332,168	318,345
Amortization of intangible assets	373,125	99,237
Stock-based compensation expense	27,071	—
Provision for loan losses	726,700	380,000
Provision for deferred income taxes	(534,262)	(107,605)
Loss on sale of securities available for sale	13,460	7,503
Gain on sale of real estate	(321,038)	—
Increase in cash value of life insurance	(239,944)	(124,086)
Net change in loans held for sale	1,409,675	8,217
Net increase in interest receivable	(792,124)	(977,033)
Net increase in interest payable	257,126	493,234
Net other operating activities	(36,737)	304,363
Net cash provided by operating activities	4,574,757	1,911,545

Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits in banks	(341,462)	426,587
Net increase in federal funds sold	(5,369,310)	(11,015,435)
Proceeds from maturities of securities available for sale	6,595,285	6,199,475
Proceeds from sale of securities available for sale	2,992,260	—
Purchases of securities available for sale	(23,582,247)	(5,389,918)
Proceeds from maturities of securities held to maturity	1,584,993	552,625
Purchases of securities held to maturity	(400,000)	(498,617)
Net change in restricted equity securities	(975,650)	(363,817)
Net increase in loans	(48,753,932)	(25,365,665)
Purchase of life insurance contracts	(1,000,000)	—
Proceeds from sale of real estate	735,942	—
Net cash acquired in merger	5,384,781	16,490,497
Purchase of premises and equipment	(1,408,517)	(116,222)
Net cash used by investing activities	(64,537,857)	(19,080,490)

Cash flows from financing activities:
Net increase in deposits	46,450,557	19,014,250
Increase in securities purchased under agreements to repurchase	2,000,000	—
Proceeds from other borrowings	19,000,000	23,900,000
Repayment of other borrowings	(12,000,000)	(20,900,000)
Proceeds from junior subordinated debt	4,124,000	—
Proceeds from exercise of stock options	317,799	—
Net cash provided by financing activities	59,892,536	22,014,250

Net change in cash and due from banks	(70,744)	3,508,793
Cash and due from banks at beginning of year	4,845,305	1,336,512
Cash and due from banks at end of year	$4,774,561	$4,845,305

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$13,203,680	$4,744,209
Cash paid during the year for income taxes	$2,255,903	$605,780

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.

Summary of Significant Accounting Policies

Basis of Presentation and Nature of Operations

Coastal Banking Company, Inc. (the “Company”) is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for Lowcountry National Bank and First National Bank of Nassau County (the “Banks”). Lowcountry National Bank commenced business on May 10, 2000. First National Bank of Nassau County began operations in 1999 and was acquired through merger on October 1, 2005.  On October 27, 2006, the Company acquired the Meigs, Georgia office of a bank in Thomas County, Georgia.  The Banks provide full commercial banking services to customers throughout Beaufort County, South Carolina; Nassau County, Florida; and Thomas County, Georgia and are subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation.  The Banks also have loan production offices in Savannah, Georgia and Jacksonville, Florida.  The Company is subject to regulation by the Federal Reserve Board of Governors. The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Trust II (“Trust II”). Both trusts are special-purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

The consolidated financial statements include the accounts of the Company and the Banks. All significant intercompany transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates.

Segments

The Company, through its subsidiaries, provides a broad range of financial services to individuals and companies. These services include demand, time and savings deposits, lending, and ATM processing and are substantially the same across subsidiaries. While the Company’s decision-makers monitor the revenue streams of the various financial products and services by product line and by subsidiary, the operations and the allocation of resources are managed, and financial performance is evaluated, on an organization-wide basis. Accordingly, the Company’s banking operation is considered by management to be one reportable operating segment.

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, deposits, interest-bearing deposits in banks, federal funds purchased, restricted equity securities and securities sold under agreements to repurchase are reported net.

The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve requirements was approximately $955,000 and $952,000 at December 31, 2006 and 2005, respectively.

Securities

The Company classifies its securities as available for sale or held to maturity.  Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All securities not included in held to maturity are classified as available for sale.

Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on securities available for sale, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders’ equity until realized.

A decline in the market value of securities below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related securities as adjustments to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Other Investments

Other investments include restricted equity securities with no readily determinable fair value. These investments are carried at cost. The Bank, as a member institution, is required to own certain stock investments in the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank (“FRB”). The stock is generally pledged against any borrowings from these institutions. No ready market exists for the stock and it has no quoted market price. However, redemption of these stocks has historically been at par value.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes, if any, in the valuation allowance are included in the determination of net income in the period in which the change occurs. The Company has recorded no valuation allowance related to its loans held for sale as their cost approximates market value.

Loans and Allowance for Loan Losses

Loans are stated at principal amount outstanding, net of deferred loan origination fees and costs and the allowance for loan losses. Interest on loans is calculated by using the interest method based upon the principal amount outstanding. Loan origination and commitment fees and direct loan origination costs are deferred and amortized over the contractual life of the related loan or commitments as an adjustment of the related loan yields.

A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount, which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality and review of specific problem loans. In determining the adequacy of the allowance for loan losses management uses four different methods as indicators of the reasonableness of the allowance. The methods used include a risk method (using internal classifications along with regulatory classifications), historical charge-offs, comparison to a peer group, and current classifications based on the loan grading system. The combination of these results are compared quarterly to the recorded allowance for loan losses for reasonableness and material differences are adjusted by increasing or decreasing the provision for loan losses. Management uses an external loan review program to challenge and corroborate the internal loan grading system and provide additional analysis in determining the adequacy of the allowance and the future provisions for estimated loan losses.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks’ allowance for loan losses. Such agencies may require the Banks to recognize additions to the allowance based on judgments different than those of management.

Non-performing Assets

Loans are placed in a non-accrual status when, in the opinion of management, the collection of additional interest is questionable. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Costs incurred for maintenance and repairs that do not extend the useful life of the asset are expensed as incurred.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Building and improvements	10 - 40 years
Furniture and equipment	3 - 10 years

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment in the carrying value of goodwill as of October 1, 2006.

Intangible assets consist of core deposit premiums acquired in connection with business combinations.  The core deposit premiums were initially recognized based on valuations performed as of the consummation date.  The core deposit premiums are amortized over the average remaining life of the acquired customer deposits. Amortization periods are reviewed annually in connection with the annual impairment testing of goodwill.

Included in the consolidated statements of income for December 31, 2006, and 2005 were charges for amortization of identifiable intangible assets in the amounts of $373,000 and $99,000, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for some portion or all of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Stock-Based Compensation

At December 31, 2006, the Company had an Incentive Stock Compensation Plan and a Director Stock Plan, which are described more fully in Note 14. On January 1, 2006, Coastal adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Prior to January 1, 2006, Coastal accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the provisions of Coastal’s stock option plans, the exercise price per share of each option granted cannot be less than the fair market value of the underlying common shares on the date of grant. As a result, Coastal previously did not recognize any stock-based employee compensation expense in net income prior to January 1, 2006. As a result of adopting SFAS 123(R), Coastal’s income before income taxes and net income at December 31, 2006 are $27,000 and $24,000 lower, respectively, than if Coastal had continued to account for stock-based compensation under the old method.  Basic and diluted earnings per share for the year ended December 31, 2006, would have been $1.42 and $1.31, respectively, if Coastal had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $1.41 and $1.30, respectively.

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 had Coastal applied fair value recognition to stock-based employee compensation, assuming the estimated fair value of the options as of the grant date is amortized to expense over the vesting period:

Net income as reported	$1,509,370
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effect
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effect	(172,121)
Pro forma net income	$1,337,249

Basic earnings per share:
As reported	$1.09
Pro forma	$.96
Diluted earnings per share:
As reported	$.97
Pro forma	$.86

Earnings Per Share

The Company is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of earnings. Basic earnings per common share are based on the weighted average number of common shares outstanding during the period, which was 2,377,942 in 2006 and 1,390,751 in 2005, while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, the Company must reconcile the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share”. At December 31, 2006, potential common shares of 26,500 were not included in the calculation of diluted earnings per share because the exercise of such shares would be anti-dilutive. There were no anti-dilutive potential common shares at December 31, 2005. All share amounts have been adjusted for the five percent stock dividend recorded in 2005. Earnings per common share amounts are as follows:

For the year ended December 31, 2006	Net income (Numerator)	Common Share (Denominator)	Per Share Amount
Basic earnings per share	$3,359,537	2,377,942	$1.41
Effect of dilutive securities—stock options and warrants	—	203,387	(.11)
Diluted earnings per share	$3,359,537	2,581,329	$1.30

For the year ended December 31, 2005	Net income (Numerator)	Common Share (Denominator)	Per Share Amount
Basic earnings per share	$1,509,370	1,390,751	$1.09
Effect of dilutive securities—stock options and warrants	—	170,539	(.12)
Diluted earnings per share	$1,509,370	1,561,290	$.97

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.  This interpretation addresses the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return.  It requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements.  These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained.  At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed.  This interpretation is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  The standard provides guidance for using fair value to measure assets and liabilities.  It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale and mortgage-backed securities available for sale.

The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions, resulting from the regulators’ judgments based on information available to them at the time of their examination.

Concentrations of Credit Risk

The Company, through its subsidiaries, makes loans to individuals and businesses in and around Beaufort County, South Carolina; in and around Chatham and Thomas Counties in Georgia; and in and around Duval and Nassau Counties in Florida for various personal and commercial purposes. The Company has a diversified loan portfolio and the borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

The Company makes loans to individual and small businesses for various personal and commercial purposes primarily through our full-service offices in Beaufort County, South Carolina and Nassau County, Florida and through our loan production offices in Jacksonville, Florida and Savannah, Georgia.  The Company’s loan portfolio is not concentrated in loans to any single borrower or in a relatively small number of borrowers. Our loan portfolio has a significant number of construction loans that if subjected to a real estate market down-turn could adversely affect the earnings of the Company.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk that could arise from potential concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral period, loans with initial interest-only payments, etc), and loans with high loan-to-value ratios. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable-rate loans and fixed-rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon-payment loans). These loans are underwritten and monitored to manage the associated risks. Management has determined that there is no concentration of credit risk associated with its lending policies or practices.

The Company’s investment portfolio consists principally of obligations of the United States, its agencies or its corporations and general obligation municipal securities. In the opinion of management, there is no concentration of credit risk in this investment portfolio. The Company places it deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Note 2.

Business Combinations

On October 27, 2006, the Company completed the acquisition of the Meigs, Georgia office of Cairo Banking Company, a Georgia State Bank, through the merger of a Georgia state bank charter with and into First National Bank of Nassau County. The name of the Meigs office was subsequently changed to The Georgia Bank. The acquisition was approved at a Coastal board meeting on May 19, 2006. The acquisition was accounted for using the purchase method of accounting, with the operating results of The Georgia Bank from October 27, 2006 forward included in the Company’s financial statements.

The aggregate purchase price was $5,014,269, consisting of all cash.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at October 27, 2006, the date of acquisition, including subsequent adjustments to the allocation of the purchase price.

Cash and cash equivalents	$10,399,050
Loans, net	812,296
Premises and equipment	17,335
Other assets	14,269
Goodwill	983,403
Total assets acquired	12,226,353

Deposits	7,212,084
Total liabilities assumed	7,212,084
Net assets acquired	$5,014,269

Proforma information relating to the impact of the acquisition on Coastal’s consolidated financial statements, assuming such acquisition had occurred at the beginning of the periods reported, is not presented as such impact is not significant.

On October 1, 2005, the Company completed its acquisition of First Capital Bank Holding Corporation, the holding company for First National Bank of Nassau County, Florida, located in Fernandina Beach, Florida. The acquisition was approved at a special shareholders’ meeting on August 24, 2005. First Capital shareholders were given 1.054 shares of the Company’s common stock in exchange for each share of First Capital common stock. As a result of the exchange, First Capital shareholders were given a total of 1,246,402 shares of  the Company’s common stock valued at $21.24 per share for a total market value of  $27,383,395, which included the value of stock options assumed and cash paid in lieu of fractional shares. The value of the common stock issued was determined based on the average closing price over the ten days prior to the closing of the transaction. The acquisition was accounted for using the purchase method of accounting, with the operating results of First Capital from October 1, 2005 forward included in the Company’s financial statements. A summary of the purchase price of the transaction is as follows:

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at October 1, 2005, the date of acquisition, including subsequent adjustments to the allocation of the purchase price.

Cash and cash equivalents	$16,490,497
Securities	34,735,395
Loans Held for sale	1,579,744
Loans, net of allowance	114,052,253
Premises and equipment	3,815,530
Cash value of life insurance	3,122,971
Other assets	1,090,433
Core deposit intangible	1,212,435
Goodwill	9,722,772
Total assets acquired	185,822,030
Deposits	137,933,242
Advances from the Federal Home Loan Bank	17,958,741
Other liabilities	1,278,726
Total liabilities assumed	157,170,709
Net assets acquired	$28,651,321

Goodwill includes merger-related expenses of $1,202,318. These fees include professional fees and costs associated with the termination of data processing contracts related to the combination.

Note 3.

Investment Securities

Investment securities are as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agencies	$5,482,833	$3,112	$(90,232)	$5,395,713
Government-sponsored enterprises	17,275,311	31,778	(164,443)	17,142,646
State and municipal securities	3,301,637	5,148	(32,534)	3,274,251
Mortgage-backed securities	34,844,010	191,684	(475,564)	34,560,130
	$60,903,791	$231,722	$(762,773)	$60,372,740

Held to maturity
State and municipal securities	$8,824,620	$23,850	$(75,146)	$8,773,324
Mortgage-backed securities	8,173,589	—	(88,739)	8,084,850
	$16,998,209	$23,850	$(163,885)	$16,858,174

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agencies	$4,930,265	$1,718	$(115,272)	$4,816,711
Government-sponsored enterprises	18,116,855	30	(241,451)	17,875,434
State and municipal securities	1,408,930	—	(24,520)	1,384,410
Mortgage-backed securities	22,463,443	—	(389,357)	22,074,086
	$46,919,493	$1,748	$(770,600)	$46,150,641

Held to maturity
State and municipal securities	$8,467,980	$2,298	$(178,175)	$8,292,103
Mortgage-backed securities	9,752,887	—	(158,531)	9,594,356
	$18,220,867	$2,298	$(336,706)	$17,886,459

The following table shows gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position, at December 31, 2006.

Investment securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$—	$—	$135,243	$(90,232)	$135,243	$(90,232)
Government-sponsored enterprises	1,988,825	(5,592)	14,004,691	(158,851)	15,993,516	(164,443)
State and municipal securities	1,431,861	(13,972)	1,379,901	(18,562)	2,811,762	(32,534)
Mortgage-backed securities	6,693,759	(17,980)	15,284,283	(457,584)	21,978,042	(475,564)
Total	$10,114,445	$(37,544)	$30,804,118	$(725,229)	$40,918,563	$(762,773)

Investment securities held to maturity:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$1,768,839	$(14,164)	$3,357,657	$(60,982)	$ 5,126,496	$(75,146)
Mortgage-backed securities	—	—	8,084,850	(88,739)	8,084,850	(88,739)
Total	$1,768,839	$(14,164)	$11,442,507	$(149,721)	$13,211,346	$(163,885)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Fifty-one (51) individual securities available for sale were in a continuous loss position for twelve months or more.  Fourteen (14) individual securities held to maturity were in a continuous loss position for twelve months or more.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer. The unrealized losses are considered temporary because each security carries an acceptable investment grade and the repayment sources of principal and interest are government backed.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

Investment securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$3,677,735	$(36,542)	$19,014,410	$(320,181)	$22,692,145	$(356,723)
State and municipal securities	1,384,410	(24,520)	—	—	1,384,410	(24,520)
Mortgage-backed securities	6,548,267	(43,563)	15,525,819	(345,794)	22,074,086	(389,357)
Total	$11,610,412	$(104,625)	$34,540,229	$(665,975)	$46,150,641	$(770,600)

Twenty one (21) individual securities were in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

 Investment securities held to maturity:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$102,492	$(471)	$8,189,611	$(177,704)	$8,292,103	$(178,175)
Mortgage backed securities	—	—	9,594,356	(158,531)	9,594,356	(158,531)
Total	$102,492	$(471)	$17,783,967	$(336,235)	$17,886,459	$(336,706)

The amortized cost and estimated fair value of investment securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$2,033,359	$ 2,021,874
Due from one year to five years	15,625,317	15,433,647
Due from five to ten years	7,501,778	7,470,121
Due after ten years	899,327	886,968
Mortgage-backed securities	34,844,010	34,560,130
	$60,903,791	$ 60,372,740
Held to maturity
Due in one year or less	$ 305,382	$ 305,172
Due from one year to five years	1,495,516	1,481,772
Due from five to ten years	4,417,424	4,386,944
Due after ten years	2,606,298	2,599,436
Mortgage-backed securities	8,173,589	8,084,850
	$16,998,209	$ 16,858,174

Securities with an amortized cost and fair value pledged to secure public deposits and for other purposes as required by law totaled $15,134,000 and $14,752,000 respectively as of December 31, 2006 and $20,592,000 and $20,364,000 respectively as of December 31, 2005.

Gains and losses on sales of securities available for sale consist of the following:

	For the Years Ended December 31,
	2006	2005
Gross gains on sales of securities	$—	$—
Gross losses on sales of securities	(13,460)	(7,503)
Net realized losses on sales of securities available for sale	$(13,460)	$(7,503)

Note 4.

Loans and allowance for loan losses

The composition of loans is summarized as follows:

	December 31,
	2006	2005
Commercial and financial	$13,053,338	$11,458,036
Agricultural	54,583	58,000
Real estate – construction	138,041,293	95,457,276
Real estate – mortgage, farmland	13,894	18,000
Real estate – mortgage, commercial	64,334,282	65,998,249
Real estate – mortgage, residential	72,000,668	63,648,185
Consumer installment loans	3,339,088	4,386,022
Other	982,800	1,345,002
Gross loans	291,819,946	242,368,770
Less: Allowance for loan losses	3,474,640	2,862,992
Net loans	$288,345,306	$239,505,778

The Banks grant loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade areas Beaufort, Beaufort County, South Carolina and adjoining counties, and Nassau County, Florida. Although the Banks have diversified loan portfolios, a substantial portion of the loan portfolios are collateralized by improved and unimproved real estate and are dependent upon the real estate market.

The following is a summary of information pertaining to impaired loans:

	For the Years Ended December 31,
	2006	2005
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	85,519	130,189
Total impaired loans	85,519	130,189
Valuation allowance related to impaired loans	18,144	65,095
Average investment in impaired loans	77,000	199,750
Interest income recognized on impaired loans	42,626	5,464
Forgone interest income on impaired loans	13,436	24,545

Loans on nonaccrual status amounted to $85,519 and $130,189 at December 31, 2006 and 2005, respectively.  There were $10,000 of loans past due ninety days or more and still accruing interest at December 31, 2006.  There were no loans past due ninety days or more and still accruing interest at December 31, 2005.

An analysis of the activity in the allowance for loan losses is presented below:

	For the Years Ended December 31,
	2006	2005
Balance, beginning of year	$2,862,992	$1,136,911
Provision for loan losses	726,700	380,000
Loans charged off	(122,334)	(55,990)
Recoveries of loans previously charged off	7,282	6,304
Acquired loan loss reserve	—	1,395,767
Balance, end of year	$3,474,640	$2,862,992

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related-party loans are summarized as follows:

	For the Years Ended December 31,
	2006	2005
Balance, beginning of year	$5,110,092	$3,083,245
Advances	3,896,065	1,924,405
Repayments	(3,232,550)	(1,247,415)
Transactions due to changes in related parties	(823,358)	1,349,857
Balance, end of year	$4,950,249	$5,110,092

Note 5.

Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2006	2005
Land	$3,288,989	$3,929,669
Building	2,854,900	2,509,216
Furniture and equipment	2,264,021	1,661,102
Construction in progress, estimated cost to complete, $753,000	1,054,355	84,141
	9,462,265	8,184,128
Less accumulated depreciation	(2,078,670)	(1,563,476)
	$7,383,595	$6,620,652

Lowcountry National Bank has entered into a non-cancelable operating lease related to land and buildings at its Bluffton branch, which expires in 2008. This lease was modified in 2005 to include additional space to provide for growth. In 2005, Lowcountry National Bank entered into a short-term lease with a director of the Company and a director of the Bank on property located in Port Royal, South Carolina. The lease began January 2006 with an initial term of nine months at a rate of $1,500 per month. The bank will continue to lease the building in Port Royal until the new branch building in Port Royal is completed in March 2007.  Lowcountry National Bank will also occupy leased space in the upstairs offices above the new branch building. The lease is for a term of five years that will expire in 2012 with options to renew for subsequent five year periods.

In 2005, First National entered into a three-year lease for rental space for a loan production office in Savannah, Georgia. First National also has an operating lease for rental space for a loan production office in Jacksonville, Florida.  This lease is cancelable at any time with four months notice.

At December 31, 2006, future minimum lease payments under the non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

2007	$155,455
2008	126,699
2009	88,560
2010	63,876
2011	63,876
2012	10,646
$509,112

Total rental expense amounted to $125,764 and $46,434 for the years ended December 31, 2006 and 2005, respectively, under these operating leases.

Note 6.

Intangible Assets

Following is a summary of information related to acquired intangible assets:

	December 31,
	2006	2005
Core deposit premiums
Gross carrying amount	$1,212,435	$1,212,435
Accumulated amortization	$472,362	$99,237

The aggregate amortization expense for intangible assets was $373,000 and $99,000 for the years ended December 31, 2006 and 2005, respectively.

The estimated amortization expense for each of the next five years is as follows:

2007	$280,929
2008	198,503
2009	124,160
2010	74,026
2011 and later	62,455
$ 740,073

Changes in the carrying amount of goodwill are as follows:

	For the years ended December 31,
	2006	2005
Beginning balance	$9,722,772	$—
Adjustment of previously acquired goodwill based on final allocations	(490,568)	—
Goodwill acquired through purchase of subsidiary Bank	983,403	9,722,772
Ending balance	$10,215,607	$9,722,772

Note 7.

Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $119,006,645 and $91,330,380, respectively.  The scheduled maturities of time deposits at December 31, 2006 are as follows:

2007	$159,989,261
2008	23,589,858
2009	4,263,660
2010	4,862,281
2011	615,227
$193,320,287

At December 31, 2006 and 2005, overdraft demand deposits reclassified to loans totaled $34,164 and $66,708, respectively.

Note 8.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements, which are secured borrowings, generally mature within thirty to sixty days from the transaction date.  Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis.  Securities sold under repurchase agreements at December 31, 2006 were $2,000,000. There were no securities sold under repurchase agreements at December 31, 2005.

Note 9.

Employee Benefit Plans

The Company sponsors the Lowcountry National Bank Retirement Savings Plan and the First National Bank Savings Plan (collectively the “Plans”) for the benefit of all eligible employees. All full-time and part-time employees are eligible to participate in these Plans provided they have met the eligibility requirements.  Contributions may begin after 30 days of employment. Part-time employees must work a minimum of 1,000 hours per year to be eligible. The Plans allow a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation. Company matched contributions are vested over a five year period. The Company contributes to the Plans annually upon approval by the Board of Directors. Contributions made to the Plans in 2006 and 2005 amounted to $99,342 and $47,753, respectively.

Note 10.

Deferred Compensation Plans

The Company adopted a Director and Executive Officer Deferred Compensation Plan in 2004 that allows directors and executive officers to defer compensation. Interest accrues quarterly on deferred amounts at a rate, which is equal to 75% of the previous quarter’s return on equity, not to exceed 12%.  Accrued deferred compensation of $47,937 and $28,390 at December 31, 2006 and 2005, respectively, is included in other liabilities.

Note 11.

Other Borrowings

Other borrowings consist of the following FHLB advances.

		FHLB Advances Outstanding December 31, 2006
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	$5,000,000	5.36%	March 22, 2007
Fixed rate	5,000,000	5.65%	June 1, 2011
Convertible fixed rate advance	5,000,000	4.01%	August 16, 2010	August 16, 2007
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Less purchase accounting adjustments	(26,949)
Total	$29,973,051	4.54%

		FHLB Advances Outstanding December 31, 2005
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	$2,000,000	4.55%	October 26, 2006
Fixed rate	1,000,000	2.93%	April 3, 2006
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	5,000,000	4.01%	August 16, 2010	August 16, 2007
Less purchase accounting adjustments	(37,066)
Total	$22,962,934	4.05%

At December 31, 2006, the Banks had $16,600,000 of availability on lines of credit to purchase federal funds from unrelated banks. These lines of credit are available on a one to seven day basis for general corporate purposes of the Banks. All of the lenders have reserved the right to withdraw these lines at their option.

Note 12.

Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
	2006	2005
Currently payable	$2,181,294	$903,665
Deferred tax benefit	(534,262)	(107,605)
	$1,647,032	$796,060

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	For the Years Ended December 31,
	2006	2005
Tax at federal income tax rate	$1,702,200	$783,800
Increase (decrease) resulting from:
State income taxes, net of federal benefit	134,180	58,200
Tax exempt interest	(203,142)	(94,300)
Other	13,794	48,360
Provision for income taxes	$1,647,032	$796,060

Net deferred tax assets are included in other assets.  The components of deferred income taxes are as follows:

	December 31,
	2006	2005
Deferred income tax assets:
Loan loss reserves	$1,121,742	$983,940
Deferred compensation	16,299	208,687
Unrealized loss on securities available for sale	180,557	267,506
Other	428,087	132,935
Total deferred tax assets	1,746,685	1,593,068

Deferred income tax liabilities:
Depreciation and amortization	208,412	191,985
Intangible assets	419,367	832,457
Other	142,639	39,672
Total deferred tax liabilities	$770,418	$1,064,114

Net deferred tax asset	$976,267	$528,954

Note 13.

Junior Subordinated Debentures

In May 2004, Coastal Banking Company Statutory Trust I (the “Trust”) (a non-consolidated subsidiary) issued $3,000,000 of floating rate trust preferred securities with a maturity of May 18, 2034. In accordance with FIN No. 46(R), the trust has not been consolidated in these financial statements. The Company received from the Trust the $3,000,000 million proceeds from the issuance of securities and the $93,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $3,093,000 junior subordinated debentures.

All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $3,093,000 of junior subordinated debentures of the Company, which carry a floating rate equal to the 3-month LIBOR plus 2.75%. At December 31, 2006, this rate was 8.12%. The proceeds received by the Company from the sale of the junior subordinated debentures were used to strengthen the capital position of Lowcountry National Bank and to accommodate current and future growth. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital, and have been included in the Tier I calculation accordingly. The debentures and related accrued interest represent the sole assets of the Trust.

The trust preferred securities accrue and pay distributions quarterly, equal to 3-month LIBOR plus 2.75% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the trust preferred securities; (ii) the redemption price with respect to any trust preferred securities called for redemption by the Trust, and (iii) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust.

The trust preferred securities must be redeemed upon maturity of the debentures on May 18, 2034, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after May 18, 2009. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the unpaid principal amount, plus any accrued unpaid interest.

In June 2006, Coastal Banking Company Statutory Trust II (the “Trust”) (a non-consolidated subsidiary) issued $4,000,000 of fixed rate trust preferred securities with a maturity of September 30, 2036. In accordance with FIN No. 46(R), the trust has not been consolidated in these financial statements. The Company received from the Trust the $4,000,000 million proceeds from the issuance of securities and the $124,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $4,124,000 junior subordinated debentures.

All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $4,124,000 of junior subordinated debentures of the Company, which carry a fixed rate of 7.18% until September 30, 2011 and a floating rate equal to the 3-month LIBOR plus 1.60%, adjusted quarterly thereafter. The proceeds received by the Company from the sale of the junior subordinated debentures were used to strengthen the capital position of the Banks and to accommodate current and future growth. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital, and have been included in the Tier I calculation accordingly. The debentures and related accrued interest represent the sole assets of the Trust.

The trust preferred securities accrue and pay distributions quarterly at a rate of 7.18% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the trust preferred securities; (ii) the redemption price with respect to any trust preferred securities called for redemption by the Trust, and (iii) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust.

The trust preferred securities must be redeemed upon maturity of the debentures on September 30, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after September 30, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the unpaid principal amount, plus any accrued unpaid interest.

Note 14.

Stock Option Plans

In connection with the Company’s initial public stock offering, the directors received warrants to purchase 212,100 shares of the Company’s common stock at a price of $9.07 per share of which 199,556 shares are still outstanding. The warrants vested equally over a three-year period beginning December 2, 1999 and expire on December 2, 2009 or 120 days after the warrant holder ceased to serve as a member of the board of directors. As of December 31, 2006, all of the warrants are exercisable.

The Company adopted a Stock Incentive Plan in 2000 which currently covers 360,389 shares of the Company’s common stock.  The Plan provides that the total number of shares will equal 15% of total outstanding shares.  The Plan is administered by a committee of the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and Banks. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the committee, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five year vesting period. As of December 31, 2006, 117,169 shares were available for grant under this plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2006 and 2005. Expected volatilities are based on historical volatility of the Company’s stock. The company has not and does not expect to pay a dividend in the near future. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Years Ended December 31,
	2006	2005
Weighted average grant date fair value of options granted during the year	$7.90	$5.29
Assumptions used to estimate fair value:
Risk-free interest rate	4.875%	4.500%
Dividend yield	0%	0%
Expected volatility	19%	15%
Expected life	7 years	7 years

Information pertaining to performance-based options outstanding at December 31, 2006 is as follows:

Options Outstanding			Options Fully Vested and Exercisable		Options Expected to Vest
Option Shares Outstanding	Average Remaining Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Number Expected to Vest	Weighted Average Exercise Price
45,907	2.8	$9.04	45,907	$9.04	—	$—
63,300	3.4	9.07	63,300	9.07	—	—
9,410	4.4	9.49	9,410	9.49	—	—
11,025	5.0	9.07	11,025	9.07	—	—
9,296	5.4	11.29	7,436	11.29	1,860	11.29
14,300	6.1	8.25	14,300	8.25	—	—
4,426	6.2	12.42	2,656	12.42	1,770	12.42
11,025	6.4	11.18	11,025	11.18	—	—
10,500	7.5	15.71	10,500	15.71	—	—
2,625	8.2	15.95	2,625	15.95	—	—
1,575	8.6	18.81	1,575	18.81	—	—
6,000	9.6	20.80	—	—	6,000	20.80
20,500	9.9	23.01	—	—	20,500	23.01
209,889	5.0	$11.49	179,759	$9.86	30,130	$21.22

A summary status of the Company’s stock option plan as of December 31, 2006 and changes during the year is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, beginning of year	219,593	$9.87	5.2	$2,231,192
Granted during the year	27,500	22.45
Exercised during the year	(33,331)	9.53
Cancelled during the year	(3,873)	14.23
Outstanding, end of year	209,889	11.49	5.0	2,553,434
Options exercisable at year end	179,759	9.86	4.3	2,480,046

The weighted-average grant-date fair value of options granted during the years 2006 and 2005 was $7.90 and $5.29, respectively.  The total intrinsic value of options exercised during the year ended December 31, 2006 was $470,813.  There were no stock options exercised during the year ended December 31, 2005.

The following table summarizes activity with regard to non-vested stock options since December 31, 2005:

Nonvested Stock Options	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	11,908	$4.38
Granted during the year	27,500	7.90
Vested during the year	(6,509)	4.16
Cancelled during the year	(2,769)	5.65
Outstanding at December 31, 2006	30,130	$7.52

It is Coastal’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. Coastal recognizes stock-based compensation expense on a straight-line basis over the options’ related vesting term. As of December 31, 2006, there was $226,677 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 4.7 years.  The total fair value of shares vested during the years ended December 31, 2006 and 2005 was $27,071 and $172,121, respectively.

On October 1, 2005, the Company acquired First Capital Bank Holding Corporation, the holding company for First National Bank of Nassau County, Florida.  First Capital had a Phantom Stock Appreciation Rights (“PSARs”) plan.  As a result of the merger, the Company acquired a PSARs plan in which the participants were fully vested as a result of the merger.  The PSARs Plan authorized 30,434 rights to be granted to certain officers and key employees at the discretion of the Board of Directors of First Capital.  The Company does not plan to grant additional PSARs.  Prior to the adoption of SFAS No. 123R, the Company accounted for phantom stock appreciation rights (“PSARs”) according to FASB Interpretation No. 28 (“FIN 28”).  Under FIN 28, the intrinsic value of the PSARs was reflected as a liability in the balance sheet.  The liability was adjusted every quarter based on the intrinsic value as of the reporting date. Upon adoption of SFAS No. 123R, the Company accounts for PSARs using liability accounting.  This method requires the Company to record the liability for PSARs at fair value, rather than intrinsic value, in the balance sheet.  The Company uses the Black-Scholes model to determine the fair value of PSARs.  The expense related to the PSARs plan was approximately $97,000 and $21,000 for the years ended December 31, 2006 and 2005, respectively.  The total amount in accrued expenses was approximately $223,000 and $126,000 at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, there were 30,434 PSARS outstanding with a weighted-average exercise price of $15.95.  The PSARs outstanding are currently exercisable and have an intrinsic value of $235,000 and $126,000 at December 31, 2006 and 2005, respectively.

All share numbers and prices are restated for the effects of a 5% stock dividend paid to shareholders of record on December 1, 2005.

Note 15.

Commitments and Contingent Liabilities

Loan Commitments

The Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and loans sold with limited recourse. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contractual amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. The Banks’ loans are primarily collateralized by residential and other real properties, automobiles, savings deposits, accounts receivable, inventory and equipment.

Standby letters of credit are written conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Banks and sold to various other financial institutions. These loans are sold with the agreement that a loan may be returned to the Bank within 90 days of any one of the loan’s first four payments being missed. The Banks’ exposure to credit loss in the event of non-performance by the other party to the loan is represented by the contractual notional amount of the loan. The Banks use the same credit policies in making loans held for sale as it does for on-balance-sheet instruments.

The Banks’ exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and loans sold with limited recourse is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. In most cases, the Banks require collateral to support financial instruments with credit risk.

	December 31,
	2006	2005
Commitments to extend credit	$64,381,000	$70,577,000
Standby letters of credit	$800,000	$1,068,000
Loans sold with limited recourse	$21,796,000	$26,072,000

Contingencies

The Company has, from time to time, various lawsuits and claims arising from the conduct of its business. Such items are not expected to have any material adverse effect on the financial position or results of operations of the Company.

Note 16.

Concentrations of Credit

The Banks make commercial, residential, construction, agricultural, agribusiness and consumer loans to customers South Carolina, Florida, and Georgia. A substantial portion of the Company's customers' abilities to honor their contracts is dependent on the business economy in the geographical area served by the Banks.

A substantial portion of the Company's loans are secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in real estate conditions in the Company's primary market area.

Note 17.

Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under certain adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks’ category. Prompt corrective action provisions are not applicable to bank holding companies.

The actual capital amounts and ratios are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital to Risk Weighted Assets
Consolidated	$43,471,376	13.06%	$26,632,240	8.00%	---N/A---
Lowcountry National Bank	$18,066,910	11.88%	$12,167,040	8.00%	$15,208,800	10.00%
First National Bank of Nassau County	$21,876,690	12.19%	$14,355,200	8.00%	$17,944,000	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	$39,783,299	11.95%	$13,316,120	4.00%	---N/A---
Lowcountry National Bank	$16,412,642	10.79%	$6,083,520	4.00%	$9,125,280	6.00%
First National Bank of Nassau County	$19,842,881	11.06%	$7,177,600	4.00%	$10,766,400	6.00%
Tier I Capital to Average Assets
Consolidated	$39,783,299	10.44%	$15,237,280	4.00%	---N/A---
Lowcountry National Bank	$16,412,642	8.66%	$7,584,200	4.00%	$9,480,250	5.00%
First National Bank of Nassau County	$19,842,881	9.23%	$8,597,160	4.00%	$10,746,450	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital to Risk Weighted Assets
Consolidated	$35,081,827	12.55%	$22,365,966	8.00%	---N/A---
Lowcountry National Bank	$14,719,430	11.01%	$10,695,360	8.00%	$13,369,200	10.00%
First National Bank of Nassau County	$17,079,133	11.74%	$11,638,080	8.00%	$14,547,600	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	$32,074,602	10.93%	$11,182,983	4.00%	---N/A---
Lowcountry National Bank	$13,616,205	9.96%	$5,347,680	4.00%	$8,021,520	6.00%
First National Bank of Nassau County	$15,475,133	10.64%	$5,819,040	4.00%	$8,728,560	6.00%
Tier I Capital to Average Assets
Consolidated	$32,074,602	9.99%	$12,839,007	4.00%	---N/A---
Lowcountry National Bank	$13,616,205	8.26%	$6,278,184	4.00%	$7,847,730	5.00%
First National Bank of Nassau County	$15,475,133	9.46%	$6,544,560	4.00%	$8,180,700	5.00%

There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Banks’ and the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. The Banks are restricted in their ability to pay dividends under national banking laws and regulations of the OCC. Generally, these restrictions require the Banks to pay dividends derived solely from net profits. Moreover, the OCC’s prior approval is required if dividends declared by either Bank in any calendar year exceed that Bank’s net profit for that year combined with its retained net profits for the preceding two years.

Note 18.

Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered as representative of the liquidation value of the Banks, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Banks since purchase, origination, or issuance. This analysis has not undertaken any steps to value any intangibles, which is permitted by the provisions of SFAS No. 107.

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheets, for which it is practical to estimate that value. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment and other assets and liabilities.

The following methods and assumptions were used in this analysis in estimating the fair value of financial instruments:

▪

Cash, due from banks, interest-bearing deposits in banks: The carrying amount of cash, due from banks and interest-bearing deposits in banks approximates fair value.

▪

Securities: Fair value of securities is based on available quoted market prices. The carrying amount of equity securities with no readily determinable fair value approximates fair value.

▪

Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable.

▪

Deposits: The carrying amount of demand deposits, savings deposits and variable-rate certificates of deposits approximates fair value.  The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

▪

Federal funds Sold and Purchased, Repurchase Agreements and Other Borrowings: The carrying amount of variable rate borrowings, federal funds purchased and securities sold under repurchase agreements approximates fair value.  The fair value of fixed rate other borrowings is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

▪

Junior Subordinated Debentures:  The fair value of the Company’s fixed rate trust preferred securities is based on available quoted market prices.

▪

Accrued Interest:  The carrying amount of accrued interest approximates fair value.

▪

Off-Balance-Sheet Instruments:  The carrying amount of commitments to extend credit and standby letters of credit approximates fair value.  The carrying amount of the off-balance-sheet financial instruments is based on fees charged to enter into such agreements.

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and interest- bearing deposits in banks	$6,703,162	6,703,162	$6,432,444	6,432,444
Federal funds sold	18,967,745	18,967,745	13,598,435	13,598,435
Securities available for sale	60,372,740	60,372,740	46,150,641	46,150,641
Securities held to maturity	16,998,209	16,858,174	18,220,867	17,886,459
Restricted equity securities	3,710,217	3,710,217	2,734,567	2,734,567
Loans held for sale	1,039,976	1,039,976	2,449,651	2,449,651
Loans, net	288,345,306	288,580,074	239,505,778	238,372,045
Accrued interest receivable	2,422,575	2,422,575	1,630,448	1,630,448

Financial liabilities:
Deposits	340,058,621	341,319,966	286,395,980	287,687,445
Securities sold under agreements to repurchase	2,000,000	2,000,000	—	—
Other borrowings	29,973,051	28,377,165	22,962,931	22,748,580
Junior subordinated debentures	7,217,000	7,282,039	3,093,000	3,093,000
Accrued interest payable	956,571	956,571	699,445	699,445

Note 19.

Condensed Financial Information of Coastal Banking Company (Parent Company Only)

Condensed Balance Sheets

	December 31,
	2006	2005
Assets
Cash and due from banks	$2,256,398	$2,859,874
Investment in Coastal Banking Company Statutory Trust I & II	217,000	93,000
Investment in subsidiary banks	46,860,710	39,124,904
Premises and equipment	—	414,904
Other assets	1,170,358	137,135
Total assets	$50,504,466	$42,629,817

Liabilities
Junior subordinated debentures	$7,217,000	$3,093,000
Other liabilities	115,980	221,649
Total liabilities	7,332,980	3,314,649

Shareholders’ Equity
Shareholders’ equity	43,171,486	39,315,168
Total liabilities and shareholders’ equity	$50,504,466	$42,629,817

Condensed Statements of Income

	For the years ended December 31,
	2006	2005
Income
Interest income	$126,107	$32,465
Gain on sale of real estate	321,038	—
Other income	175	12
Total income	447,320	32,477

Expenses
Interest expense	391,932	192,680
Other operating expenses	450,133	109,478
Total expense	842,065	302,158

Loss before income tax benefits and equity in undistributed earnings of subsidiaries	(394,745)	(269,681)

Income tax benefits	127,716	91,700

Loss before equity in undistributed earnings of subsidiaries	(267,029)	(177,981)

Equity in undistributed earnings of subsidiaries	3,626,566	1,687,351

Net income	$3,359,537	$1,509,370

Condensed Statements of Cash Flows

	For the years ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$3,359,537	$1,509,370
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of Bank	(3,626,566)	(1,687,351)
Amortization	4,500	4,500
Stock-based compensation expense	27,071	—
Gain on sale of real estate	(321,038)	—
Change in other assets and liabilities	(1,100,721)	(875,433)
Net cash used by operating activities	(1,657,217)	(1,048,914)

Cash flows from investing activities:
Cash from acquisition of First Capital	—	2,703,452
Contribution of capital to subsidiary banks	(4,000,000)	—
Sale of investment security	—	268,125
Investment in Coastal Banking Company Statutory Trust II	(124,000)	—
Proceeds from sale of real estate	735,942	—
Net cash provided (used) by investing activities	(3,388,058)	2,971,577

Cash flows from financing activities:
Proceeds from junior subordinated debt	4,124,000	—
Proceeds from exercise of stock options	317,799	—
Net cash provided by financing activities	4,441,799	—

Net change in cash and due from banks	(603,476)	1,922,663
Cash and due from banks at beginning of year	2,859,874	937,211
Cash and due from banks at end of year	$2,256,398	$2,859,874

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The financial statements of Coastal Banking Company, Inc. as of December 31, 2006, and for the year then ended, contained in this Form 10-KSB have been included in reliance upon the report of Mauldin & Jenkins, LLC, Albany, Georgia, independent certified public accountants, and upon the authority of such firm as experts in accounting and auditing. The financial statements of Coastal Banking Company, Inc. and Subsidiaries as of December 31, 2005 and for each of the two years in the period ended December 31, 2005 were included in reliance upon the report of Elliot Davis, LLC, Greenville, South Carolina, independent certified public accountants, and upon the authority of such firm as experts in accounting and auditing.

Item 8A.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The information for this Item is included in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2007, under the headings “Proposal:  Election of Directors”, “Code of Ethics”, “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

Item 10.

 Executive Compensation.

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2007, under the heading “Compensation of Executive Officers and Directors” and are incorporated herein by reference.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth equity compensation plan information at December 31, 2006. All per share amounts and number of shares outstanding have been adjusted to reflect all stock dividends.

Equity Compensation Plan Information

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance
Equity Plans Approved by Security Holders(1)	175,710	$11.92	24,649
Equity Compensation Plans Not Approved by Security Holders	233,735	9.10	—
Total	409,445	10.31	24,649

(1)

 The total number of shares of common stock reserved for issuance under the 2000 Coastal Banking Company Stock Incentive Plan is currently 360,389.  The total number of shares available will automatically increase each time we issue additional shares so that it continues to equal 15% of our total outstanding shares.

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

The additional responses to this Item are included in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2007, under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

Item 12.

 Certain Relationships and Related Transactions

The responses to this Item are included in the company’s Proxy Statement for the Annual Meeting of Shareholders held on May 18, 2007, under the headings “Related Party Transactions” and “Compensation of Executive Officers and Directors” and are incorporated herein by reference.

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

10.7	Employment Agreement dated April 6, 2005 between the company and Randolph Kohn (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, File No. 000-28333).*
10.8	Employment Agreement dated October 1, 2005 between the company and Michael Sanchez (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, File No. 000-28333).*
10.9	Salary Continuation Agreement dated April 6, 2005 between the company and Gary Horn (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, File No. 000-28333).*
10.10	Salary Continuation Agreement dated April 6, 2005 between the company and James Pate (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, File No. 000-28333).*
10.11	Salary Continuation Agreement dated October 1, 2005 between the company and Timothy Ayers (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-KSB; File No. 000-28333)*
10.12	Salary Continuation Agreement dated October 1, 2005 between the company and Leo Deas (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-KSB; File No. 000-28333)*
10.13	Form of Amendment to Lowcountry National Bank Director Deferred Fee Agreement*
10.14	Form of Amendment to Lowcountry National Bank Executive Deferred Fee Agreement*
21.1	Subsidiaries of the Company.
23.1	Consent of Mauldin & Jenkins, LLC
23.2	Consent of Elliott Davis, LLC
24.1	Power of Attorney (contained as part of the signature pages herewith).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certifications.

*               Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14.

 Principal Accountant Fees and Services

The responses to this Item are included in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2007, under the heading “Independent Registered Public Accounting Firm” and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coastal Banking Company, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL BANKING COMPANY, INC.

By:	/s/ Randolph C. Kohn
Randolph C. Kohn
Chief Executive Officer

Date:	March 30, 2007

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

Signature	Title	Date

/s/ Ron Anderson	Director	March 30, 2007
Ron Anderson

/s/ Christina H. Bryan	Director	March 30, 2007
Christina H. Bryan

/s/ Suellen Rodeffer Garner	Chairman of the Board of	March 30, 2007
Suellen Rodeffer Garner	Directors

/s/ Dennis O. Green	Director	March 30, 2007
Dennis O. Green

/s/ James W. Holden, Jr.	Director	March 30, 2007
James W. Holden, Jr.

/s/ Ladson F. Howell	Vice Chairman of the Board of	March 30, 2007
Ladson F. Howell	Directors

/s/ James C. Key	Director	March 30, 2007
James C. Key

Signature	Title	Date

/s/ Randolph C. Kohn	Chief Executive Officer and	March 30, 2007
Randolph C. Kohn*	Director

/s/ James L. Pate, III	Chief Financial Officer	March 30, 2007
James L. Pate, III**

/s/ Robert L. Peters	Director	March 30, 2007
Robert L. Peters

/s/ Robert B. Pinkerton	Director	March 30, 2007
Robert B. Pinkerton

/s/ Michael G. Sanchez	President and Director	March 30, 2007
Michael G. Sanchez

/s/ Edward E. Wilson	Director	March 30, 2007
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

10.7	Employment Agreement dated April 6, 2005 between the company and Randolph Kohn (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, File No. 000-28333).*
10.8	Employment Agreement dated October 1, 2005 between the company and Michael Sanchez (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, File No. 000-28333).*
10.9	Salary Continuation Agreement dated April 6, 2005 between the company and Gary Horn (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, File No. 000-28333).*
10.10	Salary Continuation Agreement dated April 6, 2005 between the company and James Pate (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, File No. 000-28333).*
10.11	Salary Continuation Agreement dated October 1, 2005 between the company and Timothy Ayers (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-KSB; File No. 000-28333)*
10.12	Salary Continuation Agreement dated October 1, 2005 between the company and Leo Deas (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-KSB; File No. 000-28333)*
10.13	Form of Amendment to Lowcountry National Bank Director Deferred Fee Agreement*
10.14	Form of Amendment to Lowcountry National Bank Executive Deferred Fee Agreement*
21.1	Subsidiaries of the Company.
23.1	Consent of Mauldin & Jenkins, LLC
23.2	Consent of Elliott Davis, LLC
24.1	Power of Attorney (contained as part of the signature pages herewith).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certifications.

*               Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.