Form 10-Q
period 2007-03-31
COASTAL BANKING CO INC
filed 2007-05-14
CIK 1093897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition Period from _________to_________

Commission File No. 000-28333

COASTAL BANKING COMPANY, INC.
(Exact name of registrant as specified in its charter)

South Carolina	58-2455445
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

36 Sea Island Parkway Beaufort, SC 29907
(Address of principal executive offices, including zip code)

(843) 522-1228
(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was requited to file such report), and (2) has been subject to such filing requirements for the past 90 days.  YES [ X ]  NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,423,212 shares of common stock, $.01 par value, were issued and outstanding on May 1, 2007.

COASTAL BANKING COMPANY, INC.

COASTAL BANKING COMPANY, INC.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Assets
Cash and due from banks	$12,368,880	$4,774,561
Interest-bearing deposits in banks	1,295,645	1,928,601
Federal funds sold	28,045,987	18,967,745
Securities available for sale, at fair value	65,679,316	60,372,740
Securities held to maturity, at cost (fair value of 21,341,677
and 16,858,174, respectively)	21,525,842	16,998,209
Restricted equity securities, at cost	3,539,217	3,710,217
Loans held for sale	1,213,989	1,039,976
Loans, net of unearned income	276,848,692	291,819,946
Less allowance for loan losses	3,458,196	3,474,640
Loans, net	273,390,496	288,345,306
Premises and equipment, net	8,160,658	7,383,595
Cash value of life insurance	6,622,014	6,553,009
Intangible assets	664,659	740,073
Goodwill	10,308,024	10,215,607
Other assets	4,359,675	5,180,430
	$437,174,402	$426,210,069
Liabilities and Shareholders’ Equity
Deposits:
Non interest-bearing	$28,163,298	$24,366,771
Interest-bearing	330,105,987	315,691,850
Total deposits	358,269,285	340,058,621
Securities sold under agreements to repurchase	-	2,000,000
Other borrowings	24,972,984	29,973,051
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	2,594,725	3,789,911
Total liabilities	393,053,994	383,038,583
Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares authorized;
2,402,594 shares issued and outstanding	24,026	24,026
Additional paid-in capital	39,665,996	39,661,823
Retained earnings	4,641,216	3,836,130
Accumulated other comprehensive loss	(210,830)	(350,493)
Total shareholders’ equity	44,120,408	43,171,486
	$437,174,402	$426,210,069

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Income

For the Three Months Ended March 31, 2007 and 2006

 (Unaudited)

	2007	2006
Interest income:
Interest and fees on loans	$6,020,397	$4,860,473
Interest on taxable securities	866,357	618,159
Interest on nontaxable securities	138,783	92,002
Interest on deposits in other banks	21,027	3,390
Interest on federal funds sold	249,235	157,156
	7,295,799	5,731,180
Interest expense:
Interest on deposits	3,563,631	2,367,236
Interest on other borrowings	497,109	291,096
	4,060,740	2,658,332
Net interest income	3,235,059	3,072,848

Provision for loan losses	15,000	168,500
Net interest income after provision for loan losses	3,220,059	2,904,348
Other income:
Service charges on deposit accounts	107,289	82,645
Other service charges, commissions and fees	49,689	23,899
Mortgage origination fees	342,650	227,822
Income from cash value of life insurance	71,383	54,267
Other	225	2,521
	571,236	391,154
Other expense:
Salaries and employee benefits	1,452,852	1,347,670
Net occupancy and equipment expense	239,812	189,587
Amortization of intangible assets	75,414	89,942
Other operating expense	787,191	696,535
	2,555,269	2,323,734
Income before income taxes	1,236,026	971,768
Income tax expense	430,940	336,489
Net income	$805,086	$635,279
Basic earnings per share	$.34	$.27
Diluted earnings per share	$.31	$.25

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

 Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006

Net income	$805,086	$635,279
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period, net of tax
(benefit) of $71,949 and $(105,849), respectively	139,663	(195,600)
Other comprehensive income (loss)	139,663	(195,600)
Comprehensive income	$944,749	$439,679

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
Operating activities:
Net income	$805,086	$635,279
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	15,000	168,500
Depreciation, amortization and accretion	95,935	113,143
Amortization of intangible assets	75,414	89,942
Net (increase) decrease in loans held for sale	(174,013)	720,487
Increase in cash surrender value life insurance	(71,383)	(52,171)
Stock based compensation expense	4,173	8,346
Net other operating activities	(444,002)	(607,568)
Net cash provided by operating activities	306,210	1,075,958
Investing activities:
Net decrease in interest-bearing deposits in banks	632,956	428,037
Proceeds from maturities of securities available for sale	1,645,701	1,059,111
Purchases of securities available for sale	(6,833,082)	(5,450,862)
Proceeds from maturities of securities held to maturity	473,401	422,237
Purchases of securities held to maturity	(5,001,034)	-
Net change in restricted equity securities	171,000	(137,500)
Net (increase) decrease in loans	14,939,810	(13,272,862)
Net (increase) decrease in federal funds sold	(9,078,242)	9,278,558
Purchase of premises and equipment	(873,065)	(616,764)
Net cash used by investing activities	(3,922,555)	(8,290,045)
Financing activities:
Net increase in deposits	18,210,664	11,281,332
Repayment of other borrowings	(5,000,000)	-
Net increase (decrease) in securities sold under agreement to repurchase	(2,000,000)	875,000
Proceeds from exercise of stock options	-	39,990
Net cash provided by financing activities	11,210,664	12,196,322
Net increase in cash and due from banks	7,594,319	4,982,235
Cash and due from banks at beginning of period	4,774,561	4,845,305
Cash and due from banks at end of period	$12,368,880	$9,827,540
Noncash investing activities:
Change in unrealized gain (loss) on securities available for sale	$211,612	$(301,449)
Supplemental Information:
Taxes paid	$637,701	$649,125
Interest paid	$4,043,813	$2,605,408

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

Coastal Banking Company, Inc. (the “Company”) is a corporation organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for Lowcountry National Bank and First National Bank of Nassau County, Florida (the “Banks”).  Lowcountry National Bank commenced business on May 10, 2000.  First National Bank of Nassau County began operations in 1999 and was acquired through the Company’s merger with First Capital Bank Holding Corporation on October 1, 2005.  The Banks provide full commercial banking services to customers throughout Beaufort County, South Carolina, Chatham and Thomas Counties, Georgia and Nassau and Duval Counties, Florida and are subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation.  The Company is subject to regulation by the Federal Reserve Board of Governors.  The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

The consolidated financial statements include the accounts of the Company and the Banks.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB.  The financial statements as of March 31, 2007 and for the interim periods ended March 31, 2007 and 2006 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2006 Form 10-KSB as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein.  Actual results could differ from those estimates.

Note 2 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31.

	Three Months Ended March 31,
	2007	2006
Basic earnings per share:
Weighted average shares outstanding	2,402,594	2,373,182
Net income available to common shareholders	805,086	635,279
Basic earnings per share	$.34	$.27
Diluted earnings per share:
Weighted average shares outstanding	2,402,594	2,373,182
Net effect of the assumed exercise of stock options based on the
treasury stock method using average market price for the period	223,307	214,815
Total weighted average shares and common stock equivalents outstanding	$2,625,901	$2,587,997
Net income available to common shareholders	$805,086	$635,279
Diluted earnings per share	$.31	$.25

COASTAL BANKING COMPANY, INC.

Note 3 — Stock-Based Compensation

In connection with the Company’s initial public stock offering, the directors received warrants to purchase 212,100 shares of the Company’s common stock. Warrants to purchase 199,556 shares are still outstanding and have an exercise price of $9.07 per share.  The warrants vested equally over a three-year period beginning December 2, 1999 and expire on December 2, 2009 or 120 days after the warrant holder ceases to serve as a member of the board of directors. As of March 31, 2007, all of the warrants are exercisable.

At March 31, 2007 the Company had a Stock Incentive Plan under which it has granted options to its employees and directors to purchase common stock at the fair market price on the date of grant.  The plan provides for both “incentive stock options” and “non-qualified stock options.”  The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment.

The Stock Incentive Plan currently covers 360,389 shares of the Company’s common stock.  The Plan provides that the total number of shares will equal 15% of total outstanding shares.  Options are exercisable in whole or in part upon such terms as may be determined by the committee, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five year vesting period. As of March 31, 2007, 117,169 shares were available for grant under this plan.

Prior to January 1, 2006, the Company accounted for its stock option plan under the recognition and measurement provision of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation.  Effective January 1, 2006, the Company adopted FASB No. 123R, Share-Based Payment, utilizing the “modified prospective” method as described in FASB No. 123R.  In the “modified prospective” method, compensation cost is recognized for all stock-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with FASB No. 123R, prior period amounts were not restated.  FASB No. 123R also requires the tax benefits associated with these stock-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than operating cash flows as required under previous regulations.

At March 31, 2007, there was approximately $223,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 4.77 years.

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

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 and also analyzes our financial condition as of March 31, 2007 as compared to December 31, 2006.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating income.  In the following section we have included a detailed discussion of this process.

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

COASTAL BANKING COMPANY, INC.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006, as filed on our annual report on Form 10-KSB.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Results of Operations

Net Interest Income

Our level of net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin.  For the quarter ended March 31, 2007, net interest income totaled $3,235,000 as compared to $3,073,000 for the quarter ended March 31, 2006 for an increase of $162,000.  Total interest income increased by $1,565,000 or 27%, to $7,296,000 for the three months ended March 31, 2007 compared to $5,731,000 for the three months ended March 31, 2006.  Interest and fees on loans increased by $1,160,000, or 24%, to $6,020,000 in the three months ended March 31, 2007 from $4,860,000 in the three months ended March 31, 2006.  Total interest expense increased by $1,402,000 or 53%, to $4,061,000 for the three months ended March 31, 2007 compared to $2,658,000 for the same period in 2006.  The increase in net interest income is due to overall increase in the volume of interest-earning assets and liabilities.  The net interest margin realized on earning assets and the interest rate spread were 3.32% and 2.77%, respectively, for the three months ended March 31, 2007.  The net interest margin and the interest rate spread were 3.69% and 3.24%, respectively, for the three months ended March 31, 2006.

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

COASTAL BANKING COMPANY, INC.

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the company’s net interest income in general terms during periods of movement in interest rates.  In general, if the company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period.  In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities.  Although it can be used as a general predictor, gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time.  At March 31, 2007, the Company , as measured by gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is asset sensitive when measured at three months and slightly liability sensitive when cumulatively measured at one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The company also forecasts its sensitivity to interest rate changes using modeling software.   For more information on asset-liability management, see the annual report on Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating income that management believes is necessary to maintain the allowance for possible loan losses at an adequate level.  The provision charged to expense was $15,000 for the three months ended March 31, 2007, as compared to $168,500 for the three months ended March 31, 2006.  The decrease in the provision for the year is related to the decrease in the loan portfolio and by management’s assessment of improvement in problem loans in the portfolio.  The loan portfolio, net of loan losses, decreased by approximately $14,955,000 during the three months ended March 31, 2007 from $288,345,000 at December 31, 2006.  The allowance for loan losses totaled $3,458,000, or 1.25% of gross loans outstanding at March 31, 2007, as compared to $3,475,000, or 1.19% of gross loans outstanding at December 31, 2006.  The increase in the allowance as a percent of gross loans outstanding is due to other qualitative factors involved in management’s assessment of risk in the loan portfolio

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable, but which may not prove to be accurate.

Noninterest Income

Noninterest income for the three months ended March 31, 2007 totaled $571,000, as compared to $391,000 for the three months ended March 31, 2006.  The largest increase was in fees on loans sold, which increased $115,000 to $343,000 for the quarter ended March 31, 2007 compared to $228,000 for the same period of 2006.  Service charges on deposits as well as other service charges, commissions and fees increased due to the addition of the Meigs, Georgia and Port Royal, South Carolina branches.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2007 was $2,555,000, as compared to $2,324,000 for the same period in 2006, primarily as a result of the addition of the Meigs, Georgia and Port Royal, South Carolina branches.  Salary and benefits expense increased due to new branch related salary expenses and higher health insurance costs during the period.  Other operating expenses were $863,000 for the three months ended March 31, 2007, as compared to $786,000 for the three months ended March 31, 2006 ..

COASTAL BANKING COMPANY, INC.

Income Taxes

The income tax expense for the three months ended March 31, 2007 was $430,940 compared to an income tax expense of $336,000 for the same period in 2006.  The effective tax rate was 35% for the three months ended March 31, 2007 and 35% for the three month period of 2006.

Net Income

The combination of the above factors resulted in net income of $805,086 for the three months ended March 31, 2007, compared to net income for the three months ended March 31, 2006 of $635,279.  Basic earnings per share were $.34 for the three months ended March 31, 2007, compared to $.27 for the three months ended March 31, 2006.  In 2007, diluted earnings per share totaled $.31 for the three months ended March 31, 2007, compared to $.25 per share for the three month period ended March 31, 2006.

Financial Condition

During the first three months of 2007, total assets increased $10,964,000, or 2.57%, when compared to December 31, 2006. The primary source of growth in assets was in the investment portfolio, which increased $9,834,000, or 12.71%, during the first three months of 2007.  The increase was due to investment purchases to offset the decrease in loans.  During the first three months of 2007, total liabilities increased $10,015, 000, or 2.61%, when compared to December 31, 2006. The primary source of growth in liabilities was total deposits, which increased $18,211,000, or 5.36%, from the December 31, 2006 amount of $340,059,000.

Investment Securities

Investment securities available for sale increased to approximately $65,679,000 at March 31, 2007 from $60,373,000 at December 31, 2006.  Held to maturity securities totaled $21,526,000 at March 31, 2007 compared to $16,998,000 at December 31, 2006.  The increase in both categories was due to investment purchases during the first quarter to offset the decrease in loans.

Premises and Equipment

Premises and equipment, net of depreciation, totaled approximately $8,161,000 at March 31, 2007.  The increase of $777,000 from the December 31, 2006 amount of $7,384,000 was due to construction of a new branch in Port Royal, South Carolina.  The branch in Port Royal opened on March 22, 2007.

Loans

Gross loans totaled $276,849,000 at March 31, 2007, a decrease of $14 ,971,000, or 5.13% , since December 31, 2006.  The largest decrease in loans was in real estate-construction loans, which decreased $7,279,000 , or 5.27% , to $130,762,000 at March 31, 2007.  Balances within the major loans receivable categories as of March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
Commercial and Financial	$12,248,000	$13,053,000
Agricultural	-	55,000
Real estate – construction	130,762,000	138,041,000
Real estate – mortgage, farmland	12,000	14,000
Real estate – mortgage, commercial	61,030,000	64,334,000
Real estate – mortgage, residential	69,086,000	72,001,000
Consumer installment loans	2,926,000	3,339,000
Other	785,000	983,000
Gross loans	$276,849,000	$291,820,000

COASTAL BANKING COMPANY, INC.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31, 2007	December 31, 2006

Loans: Nonaccrual loans	$82,000	$86,000
Accruing loans more than 90 days past due	$32,000	$10,000
Other real estate and repossessions	$-	$-
Loans identified by internal review mechanism
Criticized/Classified	$2,969,000	$4,104,000

Activity in the Allowance for Loan Losses is as follows:

	March 31,
	2007	2006
Balance, January 1,	$3,474,640	2,862,992
Provision for loan losses for the period	15,000	168,500
Net loans (charged off) recovered for the period	(31,444)	(2,106)
Balance, end of period	$3,458,196	$3,029,386
Gross loans outstanding, end of period	$276,848,692	$255,639,526
Allowance for loan losses to gross loans outstanding	1.25%	1.19%

Deposits

At March 31, 2007, total deposits increased by $18,211,000, or 5.36%, from December 31, 2006.  Noninterest-bearing demand deposits increased $3,797,000, or 15.58%, and interest-bearing deposits increased $14,414,000, or 4.57%.  Of the $116,829,000 in certificates of deposit $100,000 and over at March 31, 2007, $23,806,000 were brokered deposits.  Of the $76,574,000 of other time deposits outstanding at March 31, 2007, $4,746,000 were brokered deposits. These are issued in individual’s names and in the names of trustees with balances participated out to others.

Balances within the major deposit categories as of March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
Noninterest-bearing demand deposits	$28,163,000	$24,367,000
Interest-bearing demand deposits	133,646,000	119,394,000
Savings deposits	3,057,000	2,977,000
Certificates of deposit $100,000 and over	116,829,000	119,007,000
Other time deposits	76,574,000	74,314,000
	$358,269,000	$340,059,000

COASTAL BANKING COMPANY, INC.

FHLB Advances

At March 31, 2007, the Company had advances outstanding from the FHLB in the amount of $24,972,984.  Advances outstanding are shown in the following table:

	FHLB Advances Outstanding
Type Advance	Balance	Interest Rate	Maturity Date	Convertible Date

Fixed rate	$5,000,000	5.65%	June 1, 2011
Convertible fixed rate advance	5,000,000	4.01%	August 16, 2010	August 16, 2007
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Less purchase accounting adjustments	(27,016)
Total	$24,972,984	4.37%

Junior Subordinated Debentures

In April 2004, we formed a wholly owned Delaware statutory trust, which issued $3,093,000 of guaranteed preferred beneficial interests in our junior subordinated deferrable interest debentures that qualify as Tier I capital under Federal Reserve Board guidelines.   We own all of the common securities of the trust ..  The proceeds from the issuance of the common securities and the trust preferred securities were used by the trust to purchase $3,000,000 of our junior subordinated debentures, which pay interest at a floating rate equal to 3 month LIBOR plus 275 basis points.   We used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to Lowcountry National Bank.  The debentures represent the sole asset of the trust ..

In June 2006, Coastal Banking Company Statutory Trust II (the “Trust”) (a non-consolidated subsidiary) issued $4,124,000 of fixed/floating rate trust preferred securities with a maturity of September 30, 2036. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $4,000,000 of junior subordinated debentures of the Company, which carry a fixed rate of 7.18% until September 30, 2011 and a floating rate equal to the 3-month LIBOR plus 1.60%, adjusted quarterly thereafter. The proceeds received by the Company from the sale of the junior subordinated debentures were used to strengthen the capital position of the Banks and to accommodate current and future growth. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital, and have been included in the Tier I calculation accordingly.  The debentures represent the sole asset of the trust ..

For more information, see our 10-KSB for the year ended December 31, 2006.

Liquidity and Capital Resources

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.  Our liquidity needs include items such as the funding of loans and purchases of operating assets.  We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.  The level of liquidity is measured by the loan-to-total deposit ratio which was 77% at March 31, 2007 and 86% at December 31, 2006.

COASTAL BANKING COMPANY, INC.

Off-Balance Sheet Arrangements

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2007:

Commitments to extend credit	$64,464,000
Loans sold with limited recourse	$21,362,000
Standby letters of credit	$796,000

Commitments to extend credit include $47,952,000 of commitments to fund real estate construction and other loans, $11,610,000 of unused home equity lines and $4,902,000 of other lines.  Based on historical experience, management does not expect these lines to be completely funded.  Real estate construction loans typically have maturities of one year or less although a slow-down in the economy could warrant longer payouts and higher balances. Home equity lines typically do not completely fund.  Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions.  Although the bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County, South Carolina; Chatham and Thomas Counties, Georgia, and Nassau and Duval Counties, Florida; and surrounding areas.

Contractual Obligations

Summarized below are our contractual obligations as of March 31, 2007.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Federal Home Loan Bank of Atlanta Advances	$24,972,984	$-	$-	$10,000,000	$14,972,984
Operating Lease Obligations	483,556	158,937	196,867	127,752	-
Junior Subordinated Debentures	7,217,000	-	-	-	7,217,000
	$32,673,540	$158,937	$196,867	$10,127,752	$22,189,984

COASTAL BANKING COMPANY, INC.

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

At March 31, 2007, total shareholders’ equity was $44.1 million at the holding company, $16.6 million at Lowcountry National Bank, and $31.4 million at First National Bank of Nassau County.  At March 31, 2007, Tier 1 risk-based capital ratio was 12.54% consolidated, 11.27% at Lowcountry National Bank, and 11.78% at First National Bank of Nassau County.  Total risk-based capital ratio was 13.66% consolidated, 12.38% at Lowcountry National Bank, and 12.93% at First National Bank of Nassau County.  Tier 1 leverage ratio was 9.75% consolidated, 8.75% at Lowcountry National Bank, and 9.17% at First National Bank of Nassau County.  The Banks were considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

COASTAL BANKING COMPANY, INC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Instruction 1 to Item 305(c) of Regulation S-K, no disclosure under this Item will be required until December 31, 2007.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2007.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1. Description of Business" under the heading "Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL BANKING COMPANY, INC.

Date: May 14, 2007	By: /s/ RANDOLPH C. KOHN
Randolph C. Kohn
Chief Executive Officer

Date: May 14, 2007	By: /s/ JAMES L PATE, III
James L. Pate, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.