Form 10-Q
period 2007-06-30
COASTAL BANKING CO INC
filed 2007-08-14
CIK 1093897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 2,423,212 shares of common stock, $.01 par value, were issued and outstanding on August 10, 2007.

COASTAL BANKING COMPANY, INC.

COASTAL BANKING COMPANY, INC.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

June 30, 2007	December 31, 2006
(unaudited)	(audited)
Assets

Cash and due from banks	$6,570,040	$4,774,561
Interest-bearing deposits in banks	1,907,738	1,928,601
Federal funds sold	3,953,963	18,967,745
Securities available for sale, at fair value	80,052,653	60,372,740
Securities held to maturity, at cost (fair value of $20,322,909
and $16,858,174, respectively)	20,989,995	16,998,209
Restricted equity securities, at cost	3,667,916	3,710,217
Loans held for sale	464,243	1,039,976
Loans, net of unearned income	281,543,031	291,819,946
Less allowance for loan losses	3,445,758	3,474,640
Loans, net	278,097,273	288,345,306
Premises and equipment, net	8,240,732	7,383,595
Cash value of life insurance	6,690,026	6,553,009
Intangible assets	589,245	740,073
Goodwill	10,308,024	10,215,607
Other assets	5,116,008	5,180,430
	$426,647,856	$426,210,069

Liabilities and Shareholders’ Equity
Deposits:
Non interest-bearing	$24,517,210	$24,366,771
Interest-bearing	321,547,185	315,691,850
Total deposits	346,064,395	340,058,621
Securities sold under agreements to repurchase	-	2,000,000
Other borrowings	26,872,919	29,973,051
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	2,342,937	3,789,911
Total liabilities	382,497,251	383,038,583
Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares authorized;
2,423,212 and 2,402,594 shares issued and
outstanding, respectively	24,232	24,026
Additional paid-in capital	39,861,398	39,661,823
Retained earnings	5,306,323	3,836,130
Accumulated other comprehensive loss	(1,041,348)	(350,493)
Total shareholders’ equity	44,150,605	43,171,486
	$426,647,856	$426,210,069

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Income

For the Three Months and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$5,856,042	5,453,420	11,876,438	10,313,033
Interest on taxable securities	1,036,593	779,791	1,902,950	1,400,428
Interest on nontaxable securities	159,702	122,807	298,485	212,334
Interest on deposits in other banks	21,795	20,480	42,822	29,481
Interest on federal funds sold	207,857	174,279	457,093	325,826
	7,281,989	6,550,777	14,577,788	12,281,102
Interest expense:
Interest on deposits	3,652,840	2,806,015	7,216,468	5,173,252
Interest on other borrowings	431,493	365,458	928,604	656,480
	4,084,333	3,171,473	8,145,072	5,829,732
Net interest income	3,197,656	3,379,303	6,432,716	6,451,370
Provision for loan losses	-	198,200	15,000	366,700
Net interest income after provision for loan losses	3,197,656	3,181,103	6,417,716	6,084,670
Other income:
Service charges on deposit accounts	108,876	92,065	216,164	170,775
Other service charges, commissions and fees	55,104	61,878	104,794	89,713
Mortgage origination fees	76,059	128,164	167,168	234,164
Gain on sale of loans	152,601	161,956	404,141	283,734
Loss on sale of securities available for sale	(5,559)	-	(5,559)	-
Income from cash value of life insurance	70,463	56,392	141,845	110,660
Other	14,190	554	14,417	3,975
	471,734	501,009	1,042,970	893,021
Other expense:
Salaries and employee benefits	1,478,542	1,347,247	2,931,394	2,707,685
Net occupancy and equipment expense	282,676	217,937	532,424	409,340
Amortization of intangible assets	75,414	99,510	150,828	189,452
Other operating expense	811,922	810,548	1,589,176	1,492,594
	2,648,554	2,475,242	5,203,822	4,799,071
Income before income taxes	1,020,836	1,206,870	2,256,864	2,178,620
Income tax expense	355,731	422,549	786,671	759,038
Net income	$665,105	784,321	1,470,193	1,419,582
Basic earnings per share	$.28	.33	.61	.60
Diluted earnings per share	$.25	.30	.56	.55

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006

Net income	$1,470,193	$1,419,582
Other comprehensive income (loss), net of tax:
Net unrealized holding losses arising during period,
net of tax of benefit of $355,893 and $310,073:	(690,855)	(601,907)
Reclassification adjustment for losses included in
net income, net of tax of $1,890	3,669	-
Other comprehensive loss	(687,186)	(601,907)
Comprehensive income	$783,007	$817,675

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
Operating activities:
Net income	$1,470,193	$1,419,582
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	15,000	366,700
Depreciation, amortization and accretion	204,881	193,255
Amortization of intangible assets	150,828	189,452
Net decrease in loans held for sale	575,733	306,799
Loss on sale of securities available for sale	5,559	-
Gain on sale of loans	(404,141)	(283,734)
Increase in cash surrender value life insurance	(141,845)	(110,660)
Stock based compensation expense	12,543	27,071
Net other operating activities	(607,754)	(1,014,420)
Net cash provided by operating activities	1,280,997	1,094,045
Investing activities:
Net (increase) decrease in interest-bearing deposits in banks	20,863	(99,552)
Proceeds from maturities of securities available for sale	3,081,758	3,250,130
Proceeds from sales of securities available for sale	2,443,765	-
Purchases of securities available for sale	(26,350,160)	(16,107,453)
Proceeds from maturities of securities held to maturity	1,009,248	867,872
Purchases of securities held to maturity	(5,001,034)	-
Net change in restricted equity securities	42,301	(471,899)
Net (increase) decrease in loans	10,233,033	(30,308,774)
Net (increase) decrease in federal funds sold	15,013,782	(1,452,657)
Purchase of premises and equipment	(1,072,086)	(1,017,099)
Net cash used by investing activities	(578,530)	(45,339,432)
Financing activities:
Net increase in deposits	6,005,774	37,915,916
Net decrease in securities sold under agreements to repurchase	(2,000,000)	-
Proceeds from issuance of junior subordinated debentures	-	4,124,000
Proceeds from other borrowings	1,900,000	8,000,000
Repayments of other borrowings	(5,000,000)	(3,000,000)
Proceeds from exercise of stock options	187,238	67,475
Net cash provided by financing activities	1,093,012	47,107,391
Net increase in cash and due from banks	1,795,479	2,862,004
Cash and due from banks at beginning of period	4,774,561	4,845,305
Cash and due from banks at end of period	$6,570,040	$7,707,309
Supplemental Information:
Taxes paid	$1,019,701	$1,142,125
Interest paid	$8,214,405	$5,681,965

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

Coastal Banking Company, Inc. (the “Company”) is a corporation organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for Lowcountry National Bank and First National Bank of Nassau County, Florida (the “Banks”).  Lowcountry National Bank commenced business on May 10, 2000.  First National Bank of Nassau County began operations in 1999 and was acquired through the Company’s merger with First Capital Bank Holding Corporation on October 1, 2005.  The Banks provide full commercial banking services to customers throughout Beaufort County, South Carolina, Thomas County, Georgia and Nassau County, Florida as well as lending services to customers in Chatham and Fulton Counties, Georgia and Duval County, Florida.  The banks are subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation.  The Company is subject to regulation by the Federal Reserve Board of Governors.  The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

The consolidated financial statements include the accounts of the Company and the Banks. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB.  The financial statements as of June 30, 2007 and for the interim periods ended June 30, 2007 and 2006 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2006 Form 10-KSB as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein.  Actual results could differ from those estimates.

Note 2 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Basic earnings per share:
Weighted average shares outstanding	2,418,001	2,375,253	2,410,340	2,374,223
Net income available to common shareholders	$665,105	$784,321	$1,470,193	$1,419,582
Basic earnings per share	$.28	$.33	$.61	$.60

Diluted earnings per share:
Weighted average shares outstanding	2,418,001	2,375,253	2,410,340	2,374,223
Effect of diluted securities—stock options and warrants	201,221	211,610	206,538	210,067
Total weighted average shares and common stock equivalents outstanding	2,619,222	2,586,863	2,616,878	2,584,290
Net income available to common shareholders	$665,105	$784,321	$1,470,193	$1,419,582
Diluted earnings per share	$.25	$.30	$.56	$.55

COASTAL BANKING COMPANY, INC.

Note 3 — Stock-Based Compensation

In connection with the Company’s initial public stock offering, the directors received warrants to purchase 212,100 shares of the Company’s common stock. Warrants to purchase 179,492 shares are still outstanding and have an exercise price of $9.07 per share.  The warrants vested equally over a three-year period beginning December 2, 1999 and expire on December 2, 2009 or 120 days after the warrant holder ceases to serve as a member of the board of directors. As of June 30, 2007, all of the warrants are exercisable.

At June 30, 2007 the Company had a Stock Incentive Plan under which it has granted options to its employees and directors to purchase common stock at the fair market price on the date of grant.  The plan provides for both “incentive stock options” and “non-qualified stock options.”  The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment.

The Stock Incentive Plan currently covers 363,482 shares of the Company’s common stock.  The Plan provides that the total number of shares will equal 15% of total outstanding shares.  Options are exercisable in whole or in part upon such terms as may be determined by the committee, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five year vesting period. As of June 30, 2007, 130,907 shares were available for grant under this plan.

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

At June 30, 2007, there was approximately $373,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 3.25 years.

Note 4 — Reclassifications

Certain amounts reported as of December 31, 2006 and for the periods ended June 30, 2006 have been reclassified to conform to the presentation for June 30, 2007.  These reclassifications had no effect on previously reported net income or stockholders’ equity.

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

Overview

The following discussion describes our results of operations for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006 as well as results for the six months ended June 30, 2007 and 2006, and also analyzes our financial condition as of June 30, 2007 as compared to December 31, 2006.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

Our level of net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin.  For the six months ended June 30, 2007, net interest income totaled $6,433,000, as compared to $6,451,000 for the same period in 2006 for a decrease of $18,000.  Total interest income increased by $2,297,000 or 18.70%, to $14,578,000 for the six months ended June 30, 2007 compared to $12,281,000 for the six months ended June 30, 2006. Interest and fees on loans increased by $1,564,000, or 15.16%, to $11,876,000 in the six months ended June 30, 2007 from $10,313,000 in the six months ended June 30, 2006. Total interest expense increased by $2,315,000, or 39.72%, to $8,145,000 for the six months ended June 30, 2007 compared to $5,830,000 for the same period in 2006. The decrease in net interest income is due to the yield on interest bearing assets increasing less than the corresponding rate paid on interest bearing liabilities in the current year compared to the first six months of 2006. The net interest margin realized on earning assets and the interest rate spread were 3.34% and 2.90%, respectively, for the six months ended June 30, 2007. The net interest margin and the interest rate spread were 3.85% and 3.45%, respectively, for the six months ended June 30, 2006.

For the quarter ended June 30, 2007, net interest income totaled $3,198,000, as compared to $3,379,000 for the quarter ended June 30, 2006 for a decrease of $181,000.  Total interest income increased by $731,000 or 11.16%, to $7,282,000 for the three months ended June 30, 2007 compared to $6,551,000 for the three months ended June 30, 2006. Interest and fees on loans increased by $403,000, or 7.38%, to $5,856,000 in the three months ended June 30, 2007 from $5,453,000 in the three months ended June 30, 2006. Total interest expense increased by $913,000, or 28.78%, to $4,084,000 for the three months ended June 30, 2007 compared to $3,171,000 for the same period in 2006. The decrease in net interest income is due to a lower increase in the yield on interest earning assets compared to the corresponding increase in the rate on interest bearing liabilities. Lower increases in earning assets resulted from a change in the mix of earning assets during the current quarter. Average loans increased by $13,199,000 during the quarter compared to the second quarter of 2006 while average investment securities increased by $26,004,000 in the second quarter of 2007 compared to the same quarter last year.  The net interest margin realized on earning assets and the interest rate spread were 3.32% and 2.87%, respectively, for the three months ended June 30, 2007. The net interest margin and the interest rate spread were 3.89% and 3.45%, respectively, for the three months ended June 30, 2006.

COASTAL BANKING COMPANY, INC.

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the company’s net interest income in general terms during periods of movement in interest rates.  In general, if the company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period.  In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time.  At June 30, 2007, the company , as measured by Gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is slightly liability sensitive.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The company also forecasts its sensitivity to interest rate changes using modeling software.   For more information on asset-liability management, see the annual report on Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level.  The provision charged to expense was $15,000 for the six months ended June 30, 2007, as compared to $366,700 for the six months ended June 30, 2006.  No provision was charged to expense for the quarter ended June 30, 2007, as compared to $198,200 for the quarter ended June 30, 2006.  The decrease in the provision for the year is a result of management’s assessment of credit quality, stabilized loan growth, and other economic factors.  The loan portfolio, net of loan losses, decreased by approximately $10,277,000 during the six months ended June 30, 2007 from $288,345,000 at December 31, 2006.  The allowance for loan losses totaled $3,446,000, or 1.22% of gross loans outstanding at June 30, 2007, as compared to $3,475,000, or 1.19% of gross loans outstanding at December 31, 2006.

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

Noninterest Income

Noninterest income for the six months ended June 30, 2007 totaled $1,043,000, as compared to $893,000 for the six months ended June 30, 2006. For the current year, the increase in noninterest income is primarily due to an increase in the gain on sale of loans of $120,000 during the first six months of 2007 compared to the same period in 2006.

Noninterest income for the three months ended June 30, 2007 totaled $471,000, as compared to $501,000 for the three months ended June 30, 2006.  Noninterest income decreased $29,000 for the quarter ended June 30, 2007 as a result of mortgage loan fees being lower by $52,000 and service charges on deposits being higher by $17,000.

COASTAL BANKING COMPANY, INC.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2007 was $5,204,000, as compared to $4,799,000 for the same period in 2006.  Noninterest expense increased $405,000 for the first half of 2007 compared to the same period last year. Salary and benefits expense increased by $224,000 due to general salary increases and full service expansion through new offices in Port Royal, South Carolina and Meigs, Georgia, as well as a loan production office in Atlanta, Georgia.  Occupancy and equipment expenses were $532,000 for the six months ended June 30, 2007, as compared to $409,000 for the six months ended June 30, 2007, for an increase of $123,000 due to the opening of these three offices.

Total noninterest expense for the three months ended June 30, 2007 was $2,649,000, as compared to $2,475,000 for the same period in 2006. Noninterest expense increased $173,000 for the second quarter of 2007 compared to the same period last year. Salary and benefits expense increased by $131,000 due to office expansion in Port Royal, South Carolina, Meigs, Georgia, and Atlanta, Georgia.  Occupancy and equipment expenses were $283,000 for the three months ended June 30, 2007, as compared to $218,000 for the three months ended June 30, 2006 ..

Income Taxes

The income tax expense for the six months ended June 30, 2007 was $787,000 compared to an income tax expense of $759,000 for the same period in 2006. Income tax expense was $356,000 for the quarter ended June 30, 2007 compared to income tax expense of $423,000 for the same period in 2006.  The effective tax rate was 35% for the three and six months ended June 30, 2007 and the three and six month periods of 2006.

Net Income

The combination of the above factors resulted in net income of $1,470,000 for the six months ended June 30, 2007, compared to net income for the six months ended June 30, 2006 of $1,420,000.  Net income for the quarter ended June 30, 2007 was $665,000 compared to $784,000 for the quarter ended June 30, 2006.  Basic earnings per share were $.61 for the six months ended June 30, 2007 and $.28 for the quarter ended June 30, 2007, compared to $.60 for the six months ended June 30, 2006 and $.33 for the quarter ended June 30, 2006.  In 2007, diluted earnings per share totaled $.56 for the six months ended June 30, 2007 and $.25 for the three months ended June 30, 2007, compared to $.55 and $.30 per share for the six and three month periods ended June 30, 2006, respectively.

Financial Condition

During the first six months of 2007, total assets increased $438,000, or 0.10%, when compared to December 31, 2006.  Total liabilities decreased $541, 000 or 0.14% during the first six months of 2007 when compared to December 31, 2006.

Investment Securities

Investment securities available for sale increased to approximately $80,053,000 at June 30, 2007 from $60,373,000 at December 31, 2006. Held to maturity securities totaled $20,990,000 at June 30, 2007 compared to $16,998,000 at December 31, 2006. The increase in both categories was due to investment purchases during the year to offset the decrease in loans.

Premises and Equipment

Premises and equipment, net of depreciation, totaled approximately $8,241,000 at June 30, 2007.  The increase of $857,000 from the December 31, 2006 amount of $7,384,000 was due to construction of a new branch in Port Royal, South Carolina.

COASTAL BANKING COMPANY, INC.

Loans

Gross loans totaled $281,543,000 at June 30, 2007, a decrease of $10 ,277,000, or 3.52% , since December 31, 2006.  The largest decrease in loans was in real estate-construction loans, which decreased $4,022,000 , or 2.91% , to $134,019,000 at June 30, 2007.  Balances within the major loans receivable categories as of June 30, 2007 and December 31, 2006 were as follows:

June 30, 2007	December 31, 2006

Commercial and financial	$10,909,000	$13,053,000
Agricultural	-	55,000
Real estate – construction	134,019,000	138,041,000
Real estate – mortgage, farmland	-	14,000
Real estate – mortgage, commercial	62,719,000	64,334,000
Real estate – mortgage, residential	70,098,000	72,001,000
Consumer installment loans	3,058,000	3,339,000
Other	740,000	983,000
Gross loans	$281,543,000	$291,820,000

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30, 2007	December 31, 2006
Loans: Nonaccrual loans	$154,000	$86,000
Accruing loans more than 90 days past due	$-	$10,000
Other loans identified by internal review mechanism
Criticized/Classified	$3,134,000	$4,069,000
Other real estate and repossessions	$-	$-

Activity in the Allowance for Loan Losses is as follows:

June 30,
2007	2006

Balance, January 1,	$3,474,640	$2,862,992
Provision for loan losses for the period	15,000	366,700
Net loans (charged off) recovered for the period	(43,882)	(96,992)
Balance, end of period	$3,445,758	$3,132,700
Gross loans outstanding, end of period	$281,543,031	$272,580,552
Allowance for loan losses to gross loans outstanding	1.22%	1.15%

COASTAL BANKING COMPANY, INC.

Deposits

At June 30, 2007, total deposits increased by $6,006,000, or 1.77%, from December 31, 2006.   Noninterest-bearing demand deposits increased $150,000, or 0.62%, and interest-bearing deposits increased $5,855,000, or 1.85%.  Of the $113,209,000 in certificates of deposit $100,000 and over at June 30, 2007, $22,661,000 were brokered deposits.  Of the $74,905,000 of other time deposits outstanding at June 30, 2007, $4,402,000 were brokered deposits. These are issued in individual’s names and in the names of trustees with balances participated out to others.

Balances within the major deposit categories as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
Noninterest-bearing demand deposits	$24,517,000	$24,367,000
Interest-bearing demand deposits	130,376,000	119,394,000
Savings deposits	3,057,000	2,977,000
Certificates of deposit $100,000 and over	113,209,000	119,007,000
Other time deposits	74,905,000	74,314,000
	$346,064,000	$340,059,000

FHLB Advances

At June 30, 2007, the company had advances outstanding from the FHLB in the amount of $26,872,919.  Advances outstanding are shown in the following table:

	FHLB Advances Outstanding
Type Advance	Balance	Interest Rate	Maturity Date	Convertible Date
Fixed rate	$5,000,000	5.65%	June 1, 2011
Variable rate advance	1,900,000	5.63%	August 23, 2007
Convertible fixed rate advance	5,000,000	4.01%	August 16, 2010	August 16, 2007
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Less purchase accounting adjustments	(27,081)
Total	$26,872,919	4.46%

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

COASTAL BANKING COMPANY, INC.

Liquidity and Capital Resources

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.  Our liquidity needs include items such as the funding of loans and purchases of operating assets.  We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.  The level of liquidity is measured by the loan-to-total deposit ratio which was 81% at June 30, 2007 and 86% at December 31, 2006.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2007:

Commitments to extend credit	$58,586,000
Loans sold with limited recourse	$22,035,000
Standby letters of credit	$577,000

Commitments to extend credit include $41,473,000 of commitments to fund real estate construction and other loans, $12,045,000 of unused home equity lines and $5,068,000 of other lines.  Based on historical experience, management does not expect these lines to be completely funded.  Real estate construction loans typically have maturities of one year or less although a slow-down in the economy could warrant longer payouts and higher balances. Home equity lines typically do not completely fund.  Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions.  Although the bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County, South Carolina; Chatham, Fulton and Thomas Counties, Georgia, and Nassau and Duval Counties, Florida; and surrounding areas.

COASTAL BANKING COMPANY, INC.

Contractual Obligations

Summarized below are our contractual obligations as of June 30, 2007.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Federal Home Loan Bank of Atlanta Advances	$26,872,919	$1,900,000	$-	$10,000,000	$14,972,919
Operating Lease Obligations	501,853	169,305	203,171	129,377	-
Junior Subordinated Debentures	7,217,000	-	-	-	7,217,000
	$34,591,772	$2,069,305	$203,171	$10,129,377	$22,189,919

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

At June 30, 2007, total shareholders’ equity was $44.2 million at the holding company, $16.4 million at Lowcountry National Bank, and $31.6 million at First National Bank of Nassau County.  At June 30, 2007, Tier 1 risk-based capital ratio was 12.89% consolidated, 11.62% at Lowcountry National Bank, and 12.14% at First National Bank of Nassau County.  Total risk-based capital ratio was 14.02% consolidated, 12.74% at Lowcountry National Bank, and 13.28% at First National Bank of Nassau County.  Tier 1 leverage ratio was 9.99% consolidated, 8.87% at Lowcountry National Bank, and 9.67% at First National Bank of Nassau County.  The Banks were considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

COASTAL BANKING COMPANY, INC.

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

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2007.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders held on May 18, 2007, the following Class II directors were reelected as directors to serve an additional three-year term ending in 2010.

	Votes For	Votes Against	Votes Withheld
Ron Anderson	1,946,545	0	24,947
Suellen Rodeffer Garner	1,946,545	0	24,947
Dennis O. Green	1,945,443	0	26,049
Ladson F. Howell	1,946,545	0	24,947

The following directors did not stand for reelection as their term of office continued: Christina H. Bryan, James W. Holden, Jr., James C. Key, Michael G. Sanchez, Randolph C. Kohn, Robert L. Peters, Robert B. Pinkerton, and Edward Wilson.

As reported on the Company’s current report on Form 8-K, Mr. Peters resigned as a director following the Annual Meeting of Shareholders.  The Board of Directors named Marshall Wood director to fill the vacancy created by Mr. Peters’ resignation.

At an adjournment of the Company’s Annual Meeting of Shareholders held on June 8, 2007, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation that modifies the shareholder approval requirements for certain business combination transactions.  The text of the amendment reads as follows:

“Consideration of Certain Business Transactions.

(a)

In any case in which the Act or other applicable law requires shareholder approval of any merger or share exchange of the Corporation with or into any other corporation, or any sale, lease, exchange or other disposition of all or substantially all of the assets of the Corporation to any other corporation, person or other entity, approval of such actions shall require either:

(i)

the affirmative vote of two-thirds (2/3) of the directors of the Corporation then in office and the affirmative vote of a majority of the issued and outstanding shares of the Corporation entitled to vote; or

(ii)

the affirmative vote of a majority of the directors of the Corporation then in office and the affirmative vote of the holders of at least two-thirds (2/3) of the issued and outstanding shares of the Corporation entitled to vote.

(b)

The Board of Directors shall have the power to determine for the purposes of this Article, on the basis of information known to the Corporation, whether any sale, lease or exchange or other disposition of part of the assets of the Corporation involves substantially all of the assets of the Corporation.

(c )

Unless two-thirds (2/3) of the directors then in office shall approve the proposed change, this Article may be amended or rescinded only by the affirmative vote of the holders of at least two-thirds (2/3) of the issued and outstanding shares of the Corporation entitled to vote thereon, at any regular or special meeting of the shareholders, and notice of the proposed change must be contained in the notice of the meeting.”

The shareholders submitted the following votes on the proposal to amend the Company’s Articles of Incorporation:

Votes For	Votes Against	Votes Withheld/Broker Non-Votes
1,606,329	8,497	19,938

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

COASTAL BANKING COMPANY, INC.
Date: August 14, 2007	By: /s/ RANDOLPH C. KOHN
Randolph C. Kohn
Chief Executive Officer

Date: August 14, 2007	By: /s/ JAMES L. PATE, III
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