Form 10-Q
period 2007-09-30
COASTAL BANKING CO INC
filed 2007-11-14
CIK 1093897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[MARK ONE]

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________to_________

COASTAL BANKING COMPANY, INC.
(Exact name of registrant as specified in charter)

South Carolina	000-28333	58-2455445
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

36 Sea Island Parkway, Beaufort, SC 29907
(Address of principal executive offices)

(843) 522-1228
(Registrant’s Telephone Number, including Area Code)

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

Yes [  ] No [ X ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 2,433,712 shares of common stock, $.01 par value, were issued and outstanding on November 12, 2007.

COASTAL BANKING COMPANY, INC.

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Assets
Cash and due from banks	$4,939,954	$4,774,561
Interest-bearing deposits in banks	1,786,188	1,928,601
Federal funds sold	9,525,087	18,967,745
Securities available for sale, at fair value	74,726,477	60,372,740
Securities held to maturity, at cost (fair value of $20,299,746
and $16,858,174, respectively)	20,661,504	16,998,209
Restricted equity securities, at cost	3,579,916	3,710,217
Loans held for sale	2,262,114	1,039,976
Loans, net of unearned income	283,438,250	291,819,946
Less allowance for loan losses	3,585,300	3,474,640
Loans, net	279,852,950	288,345,306
Premises and equipment, net	8,177,384	7,383,595
Cash value of life insurance	6,759,286	6,553,009
Intangible assets	513,831	740,073
Goodwill	10,308,024	10,215,607
Other assets	4,465,240	5,180,430
	$427,557,955	$426,210,069
Liabilities and Shareholders’ Equity
Deposits:
Non interest-bearing	$24,665,148	$24,366,771
Interest-bearing	323,262,776	315,691,850
Total deposits	347,927,924	340,058,621
Securities sold under agreements to repurchase	-	2,000,000
Other borrowings	24,472,857	29,973,051
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	2,431,506	3,789,911
Total liabilities	382,049,287	383,038,583
Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares authorized;
2,433,712 and 2,402,594 shares issued and
outstanding, respectively	24,337	24,026
Additional paid-in capital	40,077,363	39,661,823
Retained earnings	5,690,466	3,836,130
Accumulated other comprehensive loss	(283,498)	(350,493)
Total shareholders’ equity	45,508,668	43,171,486
	$427,557,955	$426,210,069

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Income

For the Three Months and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$5,939,637	6,071,943	17,816,076	16,384,977
Interest on taxable securities	1,118,222	826,671	3,021,170	2,227,099
Interest on nontaxable securities	160,985	96,485	459,472	308,818
Interest on deposits in other banks	26,413	23,261	69,236	52,741
Interest on federal funds sold	60,697	91,887	517,789	417,713
	7,305,954	7,110,247	21,883,743	19,391,348
Interest expense:
Interest on deposits	3,704,635	3,203,868	10,921,104	8,377,118
Interest on other borrowings	446,365	466,450	1,374,970	1,122,930
	4,151,000	3,670,318	12,296,074	9,500,048
Net interest income	3,154,954	3,439,929	9,587,669	9,891,300
Provision for loan losses	180,500	170,000	195,500	536,700
Net interest income after provision for loan losses	2,974,454	3,269,929	9,392,169	9,354,600
Other income:
Service charges on deposit accounts	118,558	105,139	334,727	275,994
Other service charges, commissions and fees	53,674	49,157	158,470	138,895
Mortgage origination fees	61,555	99,287	228,724	333,451
Gain on sale of loans	91,653	68,978	495,795	352,712
Gain (loss) on sale of securities available for sale	4,358	-	(1,201)	-
Gain on sale of real estate	-	321,038	-	321,038
Income from cash value of life insurance	71,844	58,223	213,690	168,883
Other	5,441	6,441	19,849	10,417
	407,083	708,263	1,450,054	1,601,390
Other expense:
Salaries and employee benefits	1,648,683	1,285,652	4,580,078	3,993,336
Net occupancy and equipment expense	315,166	218,189	847,592	627,529
Amortization of intangible assets	75,414	100,603	226,242	290,056
Other operating expense	748,078	754,483	2,337,251	2,219,267
	2,787,341	2,358,927	7,991,163	7,130,188
Income before income taxes	594,196	1,619,264	2,851,060	3,825,802
Income tax expense	210,053	551,046	996,724	1,310,085
Net income	$384,143	1,068,218	1,854,336	2,515,717
Basic earnings per share	$.16	.45	.77	1.06
Diluted earnings per share	$.15	.41	.71	.97

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Comprehensive Income

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
Net income	$1,854,336	$2,515,717
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) arising during period,
net of tax (benefit) of $34,515 and $(42,108):	66,995	(81,739)
Reclassification adjustment for losses included in
net income, net of tax of $408	793	-
Other comprehensive income (loss)	67,788	(81,739)
Comprehensive income	$1,922,124	$2,433,978

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
Operating activities:
Net income	$1,854,336	$2,515,717
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	195,500	536,700
Depreciation, amortization and accretion	347,234	198,058
Amortization of intangible assets	226,242	290,057
Net (increase) decrease in loans held for sale	(1,222,138)	1,739,347
Loss on sale of securities available for sale	1,201	-
Gain on sale of loans	(495,795)	(352,712)
(Gain) loss on sale of premises and equipment	10,093	(321,038)
Increase in cash surrender value life insurance	(213,690)	(168,883)
Stock based compensation expense	61,138	27,071
Net other operating activities	(174,522)	(781,209)
Net cash provided by operating activities	589,599	3,683,108
Investing activities:
Net (increase) decrease in interest-bearing deposits in banks	142,413	(188,601)
Proceeds from maturities of securities available for sale	5,077,643	5,648,586
Proceeds from sales of securities available for sale	7,895,930	-
Purchases of securities available for sale	(27,319,418)	(18,577,372)
Proceeds from maturities of securities held to maturity	1,337,739	1,240,444
Purchases of securities held to maturity	(5,001,034)	(400,000)
Net change in restricted equity securities	130,301	(516,899)
Net (increase) decrease in loans	8,296,856	(46,834,018)
Purchase of bank owned life insurance	-	(706,882)
Proceeds from sale of premises and equipment	3,500	735,942
Net decrease in federal funds sold	9,442,658	6,749,916
Purchase of premises and equipment	(1,154,810)	(1,096,641)
Net cash used by investing activities	(1,148,222)	(53,945,525)
Financing activities:
Net increase in deposits	7,869,303	41,968,587
Net decrease in securities sold under agreements to repurchase	(2,000,000)	-
Proceeds from issuance of junior subordinated debentures	-	4,124,000
Proceeds from other borrowings	11,400,000	12,000,000
Repayments of other borrowings	(16,900,000)	(7,000,000)
Proceeds from exercise of stock options	354,713	77,488
Net cash provided by financing activities	724,016	51,170,075
Net increase in cash and due from banks	165,393	907,658
Cash and due from banks at beginning of period	4,774,561	4,845,305
Cash and due from banks at end of period	$4,939,954	$5,752,963
Supplemental Information:
Taxes paid	$1,066,021	$1,595,903
Interest paid	12,378,383	$9,122,582

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-KSB.  The financial statements as of September 30, 2007 and for the interim periods ended September 30, 2007 and 2006 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2006 Form 10-KSB as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein.  Actual results could differ from those estimates.

Note 2 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30.

Three Months Ended September 30,			Nine Months Ended September 30,
2007		2006	2007	2006
Basic earnings per share:
Weighted average shares outstanding	2,423,897	2,376,653	2,414,909	2,375,042
Net income available to common shareholders	$384,143	$1,068,218	$1,854,336	$2,515,717
Basic earnings per share	$.16	$.45	$.77	$1.06
Diluted earnings per share:
Weighted average shares outstanding	2,423,897	2,376,653	2,414,909	2,375,042
Effect of dilutive securities—stock options and warrants	174,119	217,368	194,801	211,097
Total weighted average shares and common stock equivalents outstanding	2,598,016	2,594,021	2,609,710	2,586,139
Net income available to common shareholders	$384,143	$1,068,218	$1,854,336	$2,515,717
Diluted earnings per share	$.15	$.41	$.71	$.97

COASTAL BANKING COMPANY, INC.

Note 3 — Stock-Based Compensation

In connection with the Company’s initial public stock offering, the directors received warrants to purchase 212,100 shares of the Company’s common stock. Warrants to purchase 179,492 shares are still outstanding and have an exercise price of $9.07 per share.  The warrants vested equally over a three-year period beginning December 2, 1999 and expire on December 2, 2009 or 120 days after the warrant holder ceases to serve as a member of the board of directors. As of September 30, 2007, all of the warrants are exercisable.

At September 30, 2007 the Company has a Stock Incentive Plan under which it has granted options to its employees and directors to purchase common stock at the fair market price on the date of grant.  The plan provides for both “incentive stock options” and “non-qualified stock options.”  The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment.

The Stock Incentive Plan currently covers 365,057 shares of the Company’s common stock.  The Plan provides that the total number of shares will equal 15% of total outstanding shares.  Options are exercisable in whole or in part upon such terms as may be determined by the committee, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five year vesting period. As of September 30, 2007, 124,982 shares were available for grant under this plan.

At September 30, 2007, there was approximately $442,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 3.74 years.

Note 4 — Mortgage Banking Activities

In the third quarter of 2007, First National Bank of Nassau County opened a wholesale residential mortgage lending division headquartered in Atlanta, Georgia that will compliment our existing retail residential mortgage lending activity conducted through our branch locations.  This division will originate and fund residential mortgage loans submitted by mortgage brokers and then will sell these mortgage loans in the secondary market.  This new lending channel will subject us to various risks, including credit, liquidity and interest rate risks. We reduce unwanted credit and liquidity risks by selling or securitizing virtually all of the mortgage loans originated through this division. From time to time, we may decide to hold loans originated through this division as additions to our residential real estate loan portfolio. We determine whether the loans will be held in our portfolio or sold in the secondary market at the time of origination. We may subsequently change our intent to hold loans in portfolio and subsequently sell some or all of these wholesale loans from our portfolio as part of our corporate asset/liability management strategy.

While credit and liquidity risks have historically been relatively low for mortgage banking activities, interest rate risk can be substantial. Changes in interest rates will impact the value of mortgages held for sale (MHFS) which are carried at fair value, as well as the associated income and loss reflected in mortgage banking noninterest income, the income and expense associated with instruments (economic hedges) used to hedge changes in the fair value of MHFS, and the value of derivative loan commitments extended to mortgage applicants.

Interest rates impact the amount and timing of origination and servicing fees because consumer demand for new mortgages and the level of refinancing activity are sensitive to changes in mortgage interest rates. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees. Given the time it takes for consumer behavior to fully react to interest rate changes, as well as the time required for processing a new application, providing the commitment, and securitizing and selling the loan, interest rate changes will impact origination fees with a lag. The amount and timing of the impact on origination fees will depend on the magnitude, speed and duration of the change in interest rates.

COASTAL BANKING COMPANY, INC.

As part of our mortgage banking activities, we enter into commitments to fund residential mortgage loans at specified times in the future. A mortgage loan commitment is an interest rate lock that binds us to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock, subject to the loan applicant satisfying the underwriting conditions required for approval of their loan application. These loan commitments are derivative loan commitments if the loans that will result from the exercise of the commitments will be held for sale. These derivative loan commitments are recognized at fair value in the balance sheet with changes in their fair values recorded as part of mortgage banking noninterest income. We record no value for the loan commitment at inception. Subsequent to inception, we recognize the fair value of the derivative loan commitment based on estimated changes in the fair value of the underlying loan that would result from the exercise of that commitment and on changes in the probability that the loan will fund within the terms of the commitment (referred to as a pull through rate). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time.

Outstanding derivative loan commitments expose us to the risk that the value of the loans underlying the commitments might decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. To effectively hedge this risk, we enter into best efforts, forward sale flow contracts with secondary market investors to sell these loans.  These forward sales contracts are entered into concurrently with issuance of the derivative loan commitment and carry terms that match the terms of the underlying loan commitments.  As a result, these forward sales commitments will experience changes in fair value that will fully offset the changes in fair value of the derivative loan commitments.

As our wholesale lending volume increases, we anticipate changes to our loan sales strategy from a best efforts, flow delivery to mandatory flow deliveries, mini bulk sales, and forward MBS deliveries.  These alternative loan sales strategies are expected to result in improved execution and thereby increased gain on sale of loans.

Changes in our sales strategy will necessitate a change in our hedging strategy from best efforts concurrent flow forward sales commitments to the use of Treasury forwards and options to hedge our interest rate risk.  These other hedging strategies tend not to be as effective in hedging the interest rate risk as the concurrent flow forward sales commitments, however the improved execution on the loan sales is expected to more than compensate for the slight increase in interest rate risk from using less effective hedging techniques.

As of September 30, 2007, mortgage banking activities had no material effect on the consolidated financial statements.

Note 5 — Reclassifications

Certain amounts reported as of December 31, 2006 and for the periods ended September 30, 2006 have been reclassified to conform to the presentation for September 30, 2007.  These reclassifications had no effect on previously reported net income or stockholders’ equity.

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

Overview

The following discussion describes our results of operations for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006 as well as results for the nine months ended September 30, 2007 and 2006, and also analyzes our financial condition as of September 30, 2007 as compared to December 31, 2006.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

Our level of net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin.  For the nine months ended September 30, 2007, net interest income totaled $9,588,000, as compared to $9,891,000 for the same period in 2006 for a decrease of $303,000.  Total interest income increased by $2,492,000 or 12.85%, to $21,883,000 for the nine months ended September 30, 2007 compared to $19,391,000 for the nine months ended September 30, 2006. Interest and fees on loans increased by $1,431,000, or 8.73%, to $17,816,000 in the nine months ended September 30, 2007 from $16,385,000 in the nine months ended September 30, 2006. Total interest expense increased by $2,796,000, or 29.43%, to $12,296,000 for the nine months ended September 30, 2007 compared to $9,500,000 for the same period in 2006. The decrease in net interest income is due to the yield on interest bearing assets increasing less than the corresponding rate paid on interest bearing liabilities in the current year compared to the first nine months of 2006. The net interest margin realized on earning assets and the interest rate spread were 3.25% and 2.79%, respectively, for the nine months ended September 30, 2007. The net interest margin and the interest rate spread were 3.74% and 3.25%, respectively, for the nine months ended September 30, 2006.

For the quarter ended September 30, 2007, net interest income totaled $3,155,000, as compared to $3,440,000 for the quarter ended September 30, 2006 for a decrease of $285,000.  Total interest income increased by $196,000 or 2.75%, to $7,306,000 for the three months ended September 30, 2007 compared to $7,110,000 for the three months ended September 30, 2006. Interest and fees on loans decreased by $132,000, or 2.18%, to $5,940,000 in the three months ended September 30, 2007 from $6,072,000 in the three months ended September 30, 2006. Total interest expense increased by $481,000, or 13.10%, to $4,151,000 for the three months ended September 30, 2007 compared to $3,670,000 for the same period in 2006. The decrease in net interest income is due to a lower increase in the yield on interest earning assets compared to the corresponding increase in the rate on interest bearing liabilities. Lower increases in earning assets resulted from a change in the mix of earning assets during the current quarter.

Average loans decreased by $23,000 during the quarter compared to the third quarter of 2006 while average investment securities increased by $23,592,000 in the third quarter of 2007 compared to the same quarter last year.  The net interest margin realized on earning assets and the interest rate spread were 3.18% and 2.71%, respectively, for the three months ended September 30, 2007. The net interest margin and the interest rate spread were 3.67% and 3.11%, respectively, for the three months ended September 30, 2006.

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the company’s net interest income in general terms during periods of movement in interest rates.  In general, if the company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period.  In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time.  At September 30, 2007, the company , as measured by Gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is slightly liability sensitive for the next twelve months.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The company also forecasts its sensitivity to interest rate changes using modeling software.   For more information on asset-liability management, see the annual report on Form 10-KSB filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level.  The provision charged to expense was $195,500 for the nine months ended September 30, 2007, as compared to $536,700 for the nine months ended September 30, 2006.  During the quarter ended September 30, 2007, provision expense was $180,500 as compared to $170,000 for the quarter ended September 30, 2006.  The decrease in the provision for the year is a result of management’s assessment of credit quality, stabilized loan growth, and other economic factors.  The loan portfolio, net of loan losses, decreased by approximately $8,492,000 during the nine months ended September 30, 2007 from $288,345,000 at December 31, 2006.  The allowance for loan losses totaled $3,585,000, or 1.26% of gross loans outstanding at September 30, 2007, as compared to $3,475,000, or 1.19% of gross loans outstanding at December 31, 2006.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable, but which may not prove to be accurate.

Noninterest Income

Noninterest income for the nine months ended September 30, 2007 totaled $1,450,000, as compared to $1,601,000 for the nine months ended September 30, 2006. For the current year, the decrease in noninterest income is primarily due to a one time gain on sale of real estate of $321,000 during the first nine months of 2006.

Noninterest income for the three months ended September 30, 2007 totaled $407,000, as compared to $708,000 for the three months ended September 30, 2006.  Noninterest income decreased $428,000 for the quarter ended September 30, 2007 as a result of a one time gain on sale of real estate of $321,000 during the third quarter 2006.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2007 was $7,991,000, as compared to $7,130,000 for the same period in 2006.  Noninterest expense increased $861,000 for the first nine months of 2007 compared to the same period last year. Salary and benefits expense increased by $587,000 due to general salary increases and full service expansion through new offices in Port Royal, South Carolina and Meigs, Georgia, as well as a loan production office in Atlanta, Georgia and a wholesale mortgage office in Atlanta, Georgia.  Occupancy and equipment expenses were $848,000 for the nine months ended September 30, 2007, as compared to $628,000 for the nine months ended September 30, 2007, for an increase of $220,000 due to the opening of these four offices.

Total noninterest expense for the three months ended September 30, 2007 was $2,787,000, as compared to $2,359,000 for the same period in 2006. Noninterest expense increased $428,000 for the third quarter of 2007 compared to the same period last year. Salary and benefits expense increased by $363,000 due to office expansion in Port Royal, South Carolina, Meigs, Georgia, and Atlanta, Georgia.  Occupancy and equipment expenses were $315,000 for the three months ended September 30, 2007, as compared to $218,000 for the three months ended September 30, 2006 ..

Income Taxes

The income tax expense for the nine months ended September 30, 2007 was $997,000 compared to an income tax expense of $1,310,000 for the same period in 2006. Income tax expense was $210,000 for the quarter ended September 30, 2007 compared to income tax expense of $551,000 for the same period in 2006.  The effective tax rate was 35% for the three and nine months ended September 30, 2007 and 34% for the three and nine month periods of 2006.

Net Income

The combination of the above factors resulted in net income of $1,854,000 for the nine months ended September 30, 2007, compared to net income for the nine months ended September 30, 2006 of $2,516,000.  Net income for the quarter ended September 30, 2007 was $384,000 compared to $1,068,000 for the quarter ended September 30, 2006.  Basic earnings per share were $.77 for the nine months ended September 30, 2007 and $.16 for the quarter ended September 30, 2007, compared to $1.06 for the nine months ended September 30, 2006 and $.45 for the quarter ended September 30, 2006.  In 2007, diluted earnings per share totaled $.71 for the nine months ended September 30, 2007 and $.15 for the three months ended September 30, 2007, compared to $.97 and $.41 per share for the nine and three month periods ended September 30, 2006, respectively.

Financial Condition

During the first nine months of 2007, total assets increased $1,348,000, or 0.32%, when compared to December 31, 2006.  Total liabilities decreased $989, 000 or 0.26% during the first nine months of 2007 when compared to December 31, 2006.

Investment Securities

Investment securities available for sale increased to approximately $74,726,000 at September 30, 2007 from $60,373,000 at December 31, 2006. Held to maturity securities totaled $20,662,000 at September 30, 2007 compared to $16,998,000 at December 31, 2006. The increase in both categories was due to investment purchases during the year to offset the decrease in loans.

Premises and Equipment

Premises and equipment, net of depreciation, totaled approximately $8,177,000 at September 30, 2007.  The increase of $794,000 from the December 31, 2006 amount of $7,384,000 was due to construction of a new branch in Port Royal, South Carolina.

Loans

Gross loans totaled $283,438,000 at September 30, 2007, a decrease of $8 ,382,000, or 2.87% , since December 31, 2006.  The largest decrease in loans was in real estate-construction loans, which decreased $6,191,000 , or 4.48% , to $131,850,000 at September 30, 2007.  Balances within the major loans receivable categories as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
Commercial and financial	$11,144,000	$13,053,000
Agricultural	-	55,000
Real estate – construction	131,850,000	138,041,000
Real estate – mortgage, farmland	95,000	14,000
Real estate – mortgage, commercial	64,670,000	64,334,000
Real estate – mortgage, residential	69,505,000	72,001,000
Consumer installment loans	2,936,000	3,339,000
Other	3,238,000	983,000
Gross loans	$283,438,000	$291,820,000

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30, 2007	December 31, 2006
Loans: Nonaccrual loans	$2,850,000	$86,000
Accruing loans more than 90 days past due	$-	$10,000
Other loans identified by internal review mechanism
Criticized/Classified	$2,206,000	$4,069,000
Other real estate and repossessions	$-	$-

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2007	2006
Balance, January 1,	$3,474,640	$2,862,992
Provision for loan losses for the period	195,500	536,700
Net loans (charged off) recovered for the period	(84,840)	(97,253)
Balance, end of period	$3,585,300	$3,302,439
Gross loans outstanding, end of period	$283,438,250	$289,105,535
Allowance for loan losses to gross loans outstanding	1.26%	1.14%

Deposits

At September 30, 2007, total deposits increased by $7,869,000, or 2.31%, from December 31, 2006.   Noninterest-bearing demand deposits increased $298,000, or 1.22%, and interest-bearing deposits increased $7,571,000, or 2.40%.  Of the $113,392,000 in certificates of deposit $100,000 and over at September 30, 2007, $15,836,000 were brokered deposits.  Of the $82,006,000 of other time deposits outstanding at September 30, 2007, $8,015,000 were brokered deposits. These are issued in individual’s names and in the names of trustees with balances participated out to others.

Balances within the major deposit categories as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
Noninterest-bearing demand deposits	$24,665,000	$24,367,000
Interest-bearing demand deposits	124,835,000	119,394,000
Savings deposits	3,030,000	2,977,000
Certificates of deposit $100,000 and over	113,392,000	119,007,000
Other time deposits	82,006,000	74,314,000
	$347,928,000	$340,059,000

FHLB Advances

At September 30, 2007, the company had advances outstanding from the FHLB in the amount of $24,472,857.  Advances outstanding are shown in the following table:

	FHLB Advances Outstanding
Type Advance	Balance	Interest Rate	Maturity Date	Convertible Date
Fixed rate	$1,000,000	5.02%	February 17, 2009
Fixed rate	5,000,000	5.65%	June 1, 2011
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	September 8, 2008
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 7, 2008
Less purchase accounting adjustments	(27,143)
Total	$24,472,857	4.40%

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

Liquidity and Capital Resources

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.  Our liquidity needs include items such as the funding of loans and purchases of operating assets.  We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.  The level of liquidity is measured by the loan-to-total deposit ratio which was 81% at September 30, 2007 and 86% at December 31, 2006.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2007:

Commitments to extend credit	$62,206,000
Standby letters of credit	$219,000

Commitments to extend credit include $43,543,000 of commitments to fund real estate construction and other loans, $12,063,000 of unused home equity lines and $6,600,000 of other lines.  Based on historical experience, management does not expect these lines to be completely funded.  Real estate construction loans typically have maturities of one year or less although a slow-down in the economy could warrant longer payouts and higher balances. Home equity lines typically do not completely fund.  Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions.  Although the bank’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County, South Carolina; Chatham, Fulton and Thomas Counties, Georgia, and Nassau and Duval Counties, Florida; and surrounding areas.

Contractual Obligations

Summarized below are our contractual obligations as of September 30, 2007.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Federal Home Loan Bank of Atlanta Advances	$24,472,857	$-	$1,000,000	$6,500,000	$16,972,857
Operating Lease Obligations	690,951	238,765	270,972	181,214	-
Junior Subordinated Debentures	7,217,000	-	-	-	7,217,000
	$32,380,808	$238,765	$1,270,972	$6,681,214	$24,189,857

Capital Resources

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, plus a limited amount of qualifying trust preferred securities, minus certain intangible assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations.  We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.  At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

At September 30, 2007, total shareholders’ equity was $45.5 million at the holding company, $17.0 million at Lowcountry National Bank, and $32.3 million at First National Bank of Nassau County.  At September 30, 2007, Tier 1 risk-based capital ratio was 12.89% consolidated, 11.77% at Lowcountry National Bank, and 12.05% at First National Bank of Nassau County.  Total risk-based capital ratio was 13.99% consolidated, 12.90% at Lowcountry National Bank, and 13.13% at First National Bank of Nassau County.  Tier 1 leverage ratio was 10.16% consolidated, 9.02% at Lowcountry National Bank, and 9.69% at First National Bank of Nassau County.  The Banks were considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

ITEM 4.

CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2007.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

Paul Garrigues, the Company’s Chief Financial Officer, is temporarily out of the country on a vacation that was planned prior to his appointment as the Company’s Chief Financial Officer. While Mr. Garrigues is away for the two week period from November 5, 2007 to November 19, 2007, Indra Morton, the Company’s Controller, is performing similar functions of the principal financial officer.

ITEM 6.

EXHIBITS.

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL BANKING COMPANY, INC.

Date: November 11, 2007	By:	/s/ MICHAEL G. SANCHEZ
Michael G. Sanchez
Chief Executive Officer

Date: November 11, 2007	By:	/s/ INDRA MORTON
Indra Morton
Controller

INDEX TO EXHIBITS

Exhibit

Number

Description

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.