Form 10-Q/A
period 2007-09-30
COASTAL BANKING CO INC
filed 2007-11-26
CIK 1093897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

[MARK ONE]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was requited to file such report), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):   Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 2,433,712 shares of common stock, $.01 par value, were issued and outstanding on November 12, 2007.

This Amendment to the Coastal Banking Company Form 10-Q for the quarter ended September 30, 2007 is being filed solely to include the certifications of the Company’s Chief Financial Officer.  As indicated in Part II, Item 5, at the time of the original filing of the Form 10-Q for the quarter ended September 30, 2007, the Company’s Controller was temporarily performing similar functions as the principal financial officer while the Company’s Chief Financial Officer was temporarily out of the country.  Certifications of the Company’s  Chief Financial Officer are attached hereto as Exhibits 31.2 and 32.2 ..

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

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

Paul Garrigues, the Company’s Chief Financial Officer, was temporarily out of the country on a vacation that was planned prior to his appointment as the Company’s Chief Financial Officer. While Mr. Garrigues was away for the two week period from November 5, 2007 to November 19, 2007, Indra Morton, the Company’s Controller, was performing similar functions of the principal financial officer.

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

COASTAL BANKING COMPANY, INC.

Date: November 19, 2007	By:	/s/ MICHAEL G. SANCHEZ
Michael G. Sanchez
Chief Executive Officer

Date: November 19, 2007	By:	/s/ PAUL GARRIGUES
Paul Garrigues
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