Form 10-K
period 2007-12-31
COASTAL BANKING CO INC
filed 2008-03-19
CIK 1093897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

COASTAL BANKING COMPANY, INC.

(Exact name of registrant as specified in its charter)

———————

South Carolina	000-28333	58-2455445
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

36 Sea Island Parkway, Beaufort, South Carolina 29907

 (Address of Principal Executive Office) (Zip Code)

(843) 522-1228

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:                              None.

Securities registered pursuant to Section 12(g) of the Act:                              Common Stock, $.01 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate value of the voting common equity held by nonaffiliates as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $41,416,320 based on the price at which the common stock last sold on such day.  This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions

2,570,560 shares of common stock were outstanding as of March 7, 2008.

  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders, scheduled to be held on May 16, 2008, are incorporated by reference into Part III.

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

General

Coastal Banking Company, Inc. was incorporated in June, 1999 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act, and to purchase 100% of the issued and outstanding stock of Lowcountry National Bank, an association organized under the laws of the United States. Lowcountry National Bank opened for business on May 10, 2000. On October 1, 2005, Coastal merged with First Capital Bank Holding Corporation, and, by virtue of the merger, acquired 100% of the issued and outstanding capital stock of First National Bank of Nassau County (“First National Bank”). On October 27, 2006, Coastal acquired the Meigs, Georgia office of Cairo Banking Company, a Georgia state bank, from Ameris Bancorp through the merger of Cairo Banking Company with and into First National Bank. The acquisition allows Coastal to establish full service banking operations in Georgia. First National currently operates the Meigs office as a branch office under the name of the First National Bank of Nassau County, doing business as The Georgia Bank. Through our subsidiaries, we conduct a general commercial and retail banking business principally in the markets of Beaufort County, South Carolina, Nassau County, Florida and Thomas County, Georgia. First National Bank also operates loan production offices in Jacksonville, Florida and Savannah, Georgia, as well as a wholesale mortgage office in Atlanta, Georgia.  Additionally, in February 2008, Lowcountry National Bank opened a loan production office in Charleston, South Carolina.  First National Bank also operated a loan production office in Atlanta, Georgia from May 2007 until March 2008 when it closed the office in order to reallocate resources to the Charleston market and the Atlanta wholesale mortgage office.

Location and Service Area

Our primary service areas consist of the areas within a 20 mile radius of the main offices of Lowcountry National Bank in Beaufort County, South Carolina, First National Bank in Nassau County, Florida, and First National Bank d/b/a The Georgia Bank in Thomas County, Georgia. The primary service area of Lowcountry National Bank covers a large portion of Beaufort County, including Beaufort, Bluffton, Burton, Callawassie Island, Coosaw, Dataw Island, Harbor Island, Hilton Head Island, Hunting Island, Fripp Island, Ladys Island, Port Royal, Spring Island, St. Helena Island, and the rapidly growing Sun City. The primary service area of First National Bank includes the communities of Amelia Island, Fernandina Beach, O’Neil and Yulee, Florida. First National Bank also serves the Savannah, Georgia; Atlanta, Georgia; and Jacksonville, Florida market areas through loan production offices.

Lending Activities

General: We emphasize a range of lending services, including real estate, commercial, and consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in the banks’ market areas.

Loan Approval and Review:  The banks’ loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered and approved by an officers’ loan committee with a higher lending limit or the directors’ loan committee, which has the authority to approve loans up to the legal lending limit of the bank. Neither bank may make any loans to any director, officer, or employee of the bank that, in the aggregate, exceeds $500,000 unless approved by the board of directors of the bank and made on terms not more favorable to such person than would be available to a person not affiliated with the bank. The banks currently adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The banks currently sell their mortgage loans on the secondary market, but may, on occasion, choose to hold them in the portfolio in the future.

Lending Limits:  The banks’ lending activities are subject to a variety of lending limits imposed by federal law. In general, the banks are each subject to a legal limit on loans to a single borrower equal to 15% of each bank’s capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to the banks. These limits will increase or decrease as each bank’s capital increases or decreases. Based upon Lowcountry National Bank’s capitalization of $17,619,000 as of December 31, 2007, the bank has a self-imposed loan limit of $2,833,000, which represents 98% of our regulatory legal lending limit of $2,892,000. Based upon First National Bank's capitalization of $22,101,000 as of December 31, 2007, it had a self imposed legal lending limit of $2,500,000, which represents approximately 69% of its regulatory legal lending limit of $3,608,000. Unless the banks are able to sell participations in its loans to other financial institutions, the banks will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

Real Estate and Mortgage Loans:  Loans secured by first or second mortgages on real estate make up approximately 95% of Lowcountry National’s loan portfolio, 95% of First National Bank’s portfolio, and 95% of the consolidated loan portfolio. These loans generally fall into one of three categories: commercial real estate loans, construction and development loans, or residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity loans are not included because they are classified as consumer loans, which are discussed below. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The banks generally charge origination fees for each loan.

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

Commercial Real Estate Loans:  Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We generally require that debtor cash flow exceed 115% of monthly debt service obligations. We typically review all of the personal financial statements of the principal owners at the time of loan and annually afterward.  We also require their personal guarantees.  These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

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

We offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) program and 504 programs. These loans typically are partially guaranteed by the government, which may help to reduce the banks’ risk. Government guarantees of SBA loans generally do not exceed 80% of the loan value and are generally less, although SBA will guarantee up to 85% on loans of $150,000 or less.

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

We also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit generally are the same as those for first mortgage loans. Home equity lines of credit typically have terms of 15 years or less, carry balances less than $125,000, and may extend up to 90% of the available equity of each property.

Deposits:   The banks offer a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and individual retirement accounts.  The primary sources of deposits are residents of, and businesses and their employees located in, our primary market areas.  Deposits are obtained through personal solicitation by officers and directors, direct mail solicitations and advertisements published in the local media.  To attract deposits, the banks offer a broad line of competitively priced deposit products and services.

Supervision And Regulation

Coastal Banking Company, Inc., Lowcountry National Bank and First National Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. Legislation and regulations authorized by legislation influence, among other things:

•

how, when and where we may expand geographically;

•

into what product or service market we may enter;

•

how we must manage our assets; and

•

under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations.  We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

Coastal Banking Company, Inc.

Because Coastal Banking Company, Inc. owns all of the capital stock of Lowcountry National Bank and First National Bank, Coastal Banking Company, Inc. is a bank holding company under the federal Bank Holding Company Act of 1956 (the Bank Holding Company Act). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in South Carolina, the South Carolina State Board of Financial Institutions also regulates and monitors all significant aspects of our operations.

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

Permitted Activities.  The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company.  Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity.  Those activities include, among other activities, certain insurance and securities activities.

To qualify to become a financial holding company, the banks and any other depository institution subsidiary of Coastal Banking Company, Inc. must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.”  Additionally, Coastal Banking Company, Inc, must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

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

Branching:  National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which their main office is located. Under both South Carolina and Florida law, the banks may open branch offices throughout their respective home states with the prior approval of the OCC. In addition, with prior regulatory approval, both banks may acquire branches of existing banks located in their respective home states. The banks and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the target states’ laws. South Carolina and Florida law, with limited exceptions, currently permit branching across state lines only through interstate mergers.  On October 27, 2006, First National Bank of Nassau County acquired branching rights in Georgia through the acquisition of  Cairo Banking Company, a Georgia state bank, pursuant to the merger of Cairo Banking Company with and into First National Bank.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, neither South Carolina, Florida nor Georgia has opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of these states may branch into them. This provides a limited barrier of entry into the South Carolina, Florida and Georgia banking markets, which protects us from an important segment of potential competition. However, because neither South Carolina nor Florida has elected to opt-in, our ability to establish a new start-up branch of either bank in another state is limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until either South Carolina or Florida changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action:  The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital level for each category.   As of December 31, 2007, the banks qualified for the well-capitalized category.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated depository institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2007 our ratio of total capital to risk-weighted assets was 14.49% and our ratio of Tier 1 Capital to risk-weighted assets was 13.36%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2007, our leverage ratio was 10.41%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

In addition, the OCC may require, after notice and a hearing that Lowcountry National Bank or First National Bank stop or refrain from engaging any practice it considers unsafe or unsound. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

Other Banking Services

Our banks also offer other bank services including drive up ATMs, safe deposit boxes, traveler’s checks, direct deposit, U.S. Savings Bonds, banking by mail, and internet banking. The banks are associated with the Plus and Star ATM networks, which may be used by customers throughout the banks’ primary market areas and other regions. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and attract customers who are accustomed to the convenience of using ATMs. Neither bank currently exercises trust powers, and we do not expect the banks to offer trust services in the near future.

Employees

As of December 31, 2007, we had 85 full-time employees and 7 part-time employees.

Item 1A.

Risk Factors

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of organic growth and may not be able to grow our business at all. Because of our relatively small size, it will be difficult for us to generate similar earnings growth as we continue to expand, and consequently our historical results of operations may not be indicative necessarily of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of organic growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

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

There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income and our capital.

An economic downturn, especially one affecting the primary market areas of our banks, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in the primary market areas of our banks, which are Beaufort County, South Carolina and Nassau County, Florida. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 82% and 85% of our interest income for the years ended December 31, 2007 and 2006, respectively. If an economic downturn occurs in the economy as a whole, or especially in our banks’ primary market areas, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Our profitability is vulnerable to interest rate fluctuations.

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and out-of-market certificates of deposit.  Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control.  Recently, interest rate spreads have generally narrowed due to changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further.  This narrowing of interest rate spreads could adversely affect our financial condition and results of operations.

At December 31, 2007 we were in an asset sensitive position, which generally, means that changes in interest rates affect our interest earned on assets quicker than our interest paid for liabilities since the rates earned on our assets reset sooner than rates paid on our liabilities.  Accordingly, we anticipate that interest rate decreases by the Federal Reserve Bank in the first quarter of 2008 will have a negative affect on our net interest income over the short term until the interest rates paid on our liabilities reset.

In addition, we cannot predict whether interest rates will continue to remain at present levels.  Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

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

Item 1B.

Unresolved Staff Comments

Not applicable.

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

In 2007, Lowcountry National Bank opened a branch in Port Royal, South Carolina which adjoins the city of Beaufort. The branch was completed in March 2007 and is located in the new Port Royal Center which is a multi-unit office complex. Lowcountry National Bank also occupies leased space in the upstairs offices above the branch for executive and administrative use. The lease is for a term of five years that will expire in 2012 with options to renew for subsequent five year periods.

First National Bank is located at 1891 South 14th Street in Fernandina Beach, Florida. First National Bank owns its 6,500 square foot main office, which is located on 1.28 acres of land. In addition, First National has acquired the office building on property adjacent to its main office to accommodate expansion.

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

First National Bank also has loan production offices in Jacksonville, Florida and Savannah, Georgia, as well as a wholesale mortgage office in Atlanta, Georgia. All of these properties are leased with the Savannah lease expiring in 2008.  Both Atlanta leases expire in 2010.

Item 3.

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II.

Item 5.

Market for Common Equity Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Common Stock of Coastal Banking Company, Inc. is not listed on any exchange. However, the stock is quoted on the NASDAQ OTC Bulletin Board under the symbol “CBCO.OB.” There were approximately 670 shareholders of record on December 31, 2007. The following table sets forth the high and low bid prices as quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions. All prices are adjusted for the stock dividends paid to shareholders of record on December 14, 2007.

	Years Ended December 31,
	2007		2006
	High	Low	High	Low
First quarter	$22.67	$21.30	$19.10	$18.10
Second quarter	$21.57	$18.57	$18.57	$18.05
Third quarter	$18.57	$16.67	$20.76	$18.05
Fourth quarter	$17.76	$12.38	$22.77	$20.05

Coastal Banking Company, Inc. has never declared or paid a cash dividend and does not expect to do so in the foreseeable future. The ability of Coastal Banking Company, Inc. to pay cash dividends is dependent upon receiving cash dividends from the Banks. However, federal banking regulations restrict the amount of cash dividends that can be paid to Coastal Banking Company, Inc. from the banks. All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the board of directors.

Coastal Banking Company issued no unregistered equity securities during the fiscal year ended December 31, 2007 and did not repurchase any shares of its common stock during the fourth quarter of 2007.

Item 6.

Selected Financial Data

Not applicable.

Item 7.

Management’s Discussion and Analysis of Plan of Operation

General

Coastal Banking Company, Inc. (in this Item 6, the “Company”) is a bank holding company headquartered in Beaufort, South Carolina organized to own all of the common stock of its subsidiaries, Lowcountry National Bank (in this Item 6, “Lowcountry”) and First National Bank of Nassau County, Florida (in this Item 6, “First National”). The principal activity of the Banks is to provide banking services for their domestic markets. Lowcountry’s primary market is Beaufort County, South Carolina. First National’s primary market is Nassau County, Florida. The Banks are primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and undergo periodic examinations by this regulatory agency. The holding company is regulated by the Federal Reserve Board of Governors and also is subject to periodic examinations. Lowcountry opened for business on May 10, 2000 at 36 Sea Island Parkway, Beaufort, South Carolina 29907. First National opened for business July 26, 1999 and was acquired by Coastal through the merger with its holding company, First Capital Bank Holding Corporation (“First Capital”) on October 1, 2005. On October 27, 2006 Coastal acquired our Meigs, Georgia office through the merger of Cairo Banking Company, a Georgia state bank with and into First National. The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

In the merger with First Capital, each outstanding share of First Capital common stock was converted into 1.054 shares of Coastal stock at the time of the merger. Each outstanding share of Coastal common stock prior to the merger remained outstanding as a share of common stock after the merger.

The following discussion describes our results of operations for 2007 as compared to 2006 and also analyzes our financial condition as of December 31, 2007 as compared to December 31, 2006. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance during 2007 and 2006 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to continue to direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

Forward-Looking Statements

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Potential risks and uncertainties include, but are not limited to those described under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in Note 1 in the footnotes to the consolidated financial statements at December 31, 2007 included elsewhere in this annual report.

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

Intangible assets, included in Other Assets on the Consolidated Balance Sheets, include goodwill and other identifiable assets, such as core deposits, resulting from acquisitions. Goodwill, in this context, is the excess of the purchase price in an acquisition transaction over the fair market value of the net assets acquired. Core deposit intangibles are amortized on a straight-line basis over such assets’ estimated expected life. In accordance with SFAS No. 142, “Goodwill and Other Intangible Asset,” goodwill is not amortized but is tested annually for impairment or at any time an event occurs, or circumstances change, that may trigger a decline in the value of the reporting unit. Such impairment testing calculations include estimates. Furthermore, the determination of which intangible assets have finite lives is subjective as is the determination of the amortization period for such intangible assets. The Company tests for goodwill impairment by determining the fair market value for each reporting unit and comparing the fair market value to the carrying amount of the applicable reporting unit. If the carrying amount exceeds fair market value the potential for the impairment exists, and a second step of impairment testing is performed. In the second step, the fair market value of the reporting units’ goodwill is determined by allocating the reporting unit’s fair market value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair market value of reporting unit goodwill is less than its carrying amount, goodwill is impaired and is written-down to its fair market value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair market value will not result in the reversal of previously recognized losses. The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment in the carrying value of goodwill as of October 1, 2007.

Results of Operations

Overview

Net income for 2007 was $2,632,000 or $1.04 per basic common share compared to $3,360,000 or $1.34 per basic common share, in 2006. In total, our operational results depend to a large degree on net interest income, which is the difference between the interest income received from our investments, such as loans, investment securities, and federal funds sold, and interest expense, paid on deposit liabilities and other borrowings. Net interest income was $12,183,000 for the year ended December 31, 2007 compared to net interest income of $12,589,000 for the year ended December 31, 2006.

The provision for loan losses in 2007 was $310,500 compared to $726,700 in 2006. The decrease in the provision for loan losses was attributable to management’s assessment of credit quality, stabilized loan growth, and other economic factors. The provision for loan losses continues to reflect our estimate of potential losses inherent in the loan portfolio and the creation of an allowance for loan losses adequate to absorb such losses.

Noninterest income for the year ended December 31, 2007 totaled $2,321,000, representing a $281,000 increase from December 31, 2006. This increase was associated with an increase in mortgage loan fees and gain on sale of loans of $246,000, a gain on sale of securities of $121,000, and an increase in service charges on deposits and other service charges, commissions and fees of $162,000, offset by a gain on sale of real estate in 2006 of $321,000. Non-interest expenses in 2007 were $10,456,000; a $1,561,000 increase compared to the 2006 amounts, primarily due to the costs associated with the opening of locations in Port Royal, South Carolina and Atlanta, Georgia.  The Company’s efficiency ratio, which is a measure of total non-interest expenses as a percentage of net interest income and non-interest income, increased to 72.88% in 2007 from 62.55% in 2006 due in large part to the previously described increase in noninterest expenses.

In 2007, we recognized $1,105,000 of income tax expense compared to an income tax expense of $1,647,000 in 2006. Our effective tax rate was 29.6% in 2007 and 32.9% in 2006.  This decrease is due to nontaxable income on municipal securities increasing slightly during 2007 compared to 2006, while total net income decreased during 2007 compared to 2006.

Net Interest Income

For the year ended December 31, 2007, net interest income totaled $12,183,000, as compared to $12,589,000 for the same period in 2006. Interest income from loans, including fees, increased $1,213,000 to $23,160,000 for the year ended December 31, 2007.  The average balance of loans was $282,182,000 in 2007 compared to $273,022,000 in 2006.  The weighted average rate earned on loans was 8.21% for 2007 compared to 8.04% in 2006.  Interest income from securities increased $1,246,000 on a tax equivalent basis.  The average balance of investments was $95,715,000 in 2007 compared to $75,310,000 in 2006.  The weighted average rate earned on investments was 5.16% for 2007 compared to 4.90% in 2006.  This increase in income was offset by increased interest expense, which totaled $16,293,000 for the year ended December 31, 2007, compared to $13,461,000 in 2006. The net interest margin realized on earning assets and the interest rate spread were 3.19% and 2.75%, respectively, for the year ended December 31, 2007. For the year ended December 31, 2006, the net interest margin was 3.54% and the interest rate spread was 3.10%. Yields on interest earning assets increased during the year by nine basis points compared to an increase in rates on interest bearing liabilities of 44 basis points during the year.

Average Balances and Interest Rates

The table below shows the average balance outstanding for each category of interest-earning assets and interest-bearing liabilities for 2007 and 2006, and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated.

	For the Years Ended December 31,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(In Thousands)
Assets:
Interest-earning assets:
Loans (including loan fees)	$ 282,182	$ 23,160	8.21%	$ 273,022	$ 21,947	8.04%
Taxable investments	79,476	4,022	5.06%	65,924	3,054	4.63%
Tax-free investments	16,239	914	5.63%	9,386	636	6.78%
Interest-bearing deposits in other banks	1,667	89	5.34%	1,755	92	5.24%
Federal funds sold	11,716	602	5.14%	11,333	537	4.74%
Total interest-earning assets	391,283	28,786	7.36%	361,420	26,266	7.27%
Other non-interest earning assets	33,579			30,692
Total assets	$ 424,862			$ 392,112
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and savings	$ 123,922	4,467	3.44%	$ 122,167	4,204	3.44%
Time	194,987	10,012	5.13%	167,451	7,641	4.56%
Other	34,832	1,814	5.21%	33,217	1,616	4.86%
Total interest-bearing liabilities	353,741	16,293	4.61%	322,835	13,461	4.17%
Other non-interest bearing liabilities	26,162			28,914
Shareholders’ equity	44,959			40,363
Total liabilities and shareholders’ equity	$ 424,862			$ 392,112
Excess of interest-earning assets over interest bearing liabilities	$ 37,542			$ 38,585
Ratio of interest-earning assets to interest-bearing liabilities	111%			112%
Tax equivalent adjustment		(311)			(216)
Net interest income		$ 12,183			$ 12,589
Net interest spread			2.75%			3.10%
Net interest margin			3.19%			3.54%

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

	2007 Compared to 2006 Increase (decrease) due to changes in
(In Thousands)	Volume	Rate	Net Change
Interest income on:
Loans (including loan fees)	$764	$191	$955
Taxable investments	668	300	968
Non-taxable investments	401	(123)	278
Interest bearing deposits in other banks	(5)	2	(3)
Federal funds sold	19	45	64
Total interest income (tax equivalent basis)	1,847	415	2,262
Interest expense on:
Interest-bearing demand and savings	61	202	263
Time	1,346	1,025	2,371
Other	81	117	198
Total interest expense	1,488	1,344	2,832
Net interest income (tax equivalent basis)	$359	$(929)	$(570)

Interest Rate Sensitivity and Asset Liability Management

Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset liability management of a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made. Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Net interest income is the primary component of net income for financial institutions. The timing and magnitude of repricing as well as the mix of interest sensitive and non-interest sensitive assets and liabilities affect net interest income. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of our net interest income in general terms during periods of movement in interest rates. In general, if we are asset sensitive, more of our interest sensitive assets are expected to reprice within twelve months than our interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At December 31, 2007, the Company, as measured by gap, is asset sensitive at three months or less and liability sensitive cumulatively at one year. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Banks’ savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts) that are not contractually tied to an adjusting index are grouped into categories based on the company’s historical repricing practices.  Money market accounts which are contractually tied to repricing indexes reprice monthly and are grouped in the three month or less category. Many of these money market accounts are tied to a Treasury index.

At December 31, 2007

Maturing or Repricing in

(In Thousands)	3 Months or Less	4 Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Federal funds sold	$4,710	$—	$—	$ —	$ 4,710
Deposits in other banks	1,564	500	—	—	2,064
Investment securities	997	2,995	8,677	78,185	90,854
Loans held for sale	20,553	—	—	—	20,553
Loans	134,478	28,089	75,345	43,379	281,291
Total interest-earning assets	162,302	31,584	84,022	121,564	399,472
Interest-bearing liabilities:
Deposits:
Savings and demand	105,626	—	—	—	105,626
Time deposits	14,072	171,080	29,921	—	215,073
Securities sold under agreements to repurchase	2,000	—	—	—	2,000
FHLB advances	4,300	1,500	20,973	—	26,773
Junior subordinated debentures	3,093	—	4,124	—	7,217
Total interest-bearing liabilities	129,091	172,580	55,018	—	356,689
Interest sensitive difference per period	$33,211	$(140,996)	$29,004	$ 121,564	$ 42,783
Cumulative interest sensitivity difference	$33,211	$(107,785)	$(78,781)	$ 42,783
Cumulative difference to total interest-earning assets	8.3%	(27.0)%	(19.7)%	10.7%

At December 31, 2007, the Company had $33,211,000 more assets than liabilities repricing or maturing within three months, which indicates that the Company is asset sensitive over this time horizon.  When extended out to one year, the Company had $107,785,000 more liabilities than assets repricing or maturing, indicating the Company is liability sensitive over a one-year time period

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may reflect changes in market interest rates differently. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Other factors which may affect the assumptions made in the table, include options to call a security or borrowing, pre-payment rates, early withdrawal levels, and the ability of borrowers to service their debt. Management uses modeling techniques which attempt to quantify the impacts of interest rates on margin changes. These modeling techniques reflect the effects of these cited shortcomings including the effects of maturity changes that occur as a result of changes in interest rates. These modeling tools indicate that net interest margin would be slightly negatively impacted at twelve months given a 1% decrease in interest rates.

Mortgage Banking Activities

In the third quarter of 2007, First National Bank of Nassau County opened a wholesale residential mortgage lending division headquartered in Atlanta, Georgia to compliment the existing retail residential mortgage lending activity conducted through other branch locations.  This division originates and funds residential mortgage loans submitted by mortgage brokers and then sells these mortgage loans in the secondary market.  This new lending channel subjects us to various risks, including credit, liquidity and interest rate risks. We reduce unwanted credit and liquidity risks by selling virtually all of the mortgage loans originated through this division. From time to time, we may decide to hold loans originated through this division as additions to our residential real estate loan portfolio. We determine whether the loans will be held in our portfolio or sold in the secondary market at the time of origination. We may subsequently change our intent to hold loans in portfolio and subsequently sell some or all of these wholesale loans from our portfolio as part of our corporate asset/liability management strategy.

While credit and liquidity risks have historically been relatively low for mortgage banking activities, interest rate risk can be substantial. Changes in interest rates will impact the value of mortgages held for sale (MHFS) which are carried at the lower of cost or market value (LOCOM), as well as the associated income and loss reflected in mortgage banking noninterest income, the income and expense associated with instruments (economic hedges) used to hedge changes in the LOCOM value of MHFS, and the value of derivative loan commitments extended to mortgage applicants.

Interest rates impact the amount and timing of loan origination activity because consumer demand for new mortgages and the level of refinancing activity are sensitive to changes in mortgage interest rates. Typically, a decline in mortgage interest rates will lead to an increase in mortgage origination activity. Given the time it takes for consumer behavior to fully react to interest rate changes, as well as the time required for processing a new application, providing the commitment, and selling the loan, interest rate changes will impact loan origination activity with a lag. The amount and timing of the impact on loan origination activity will depend on the magnitude, speed and duration of the change in interest rates.

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

Impaired Loans

A loan is considered to be impaired when, in management’s judgment based on current information and events, it is probable that the loan’s principal or interest is not collectible in accordance with the terms of the original loan agreement. Impaired loans, when not material, will be carried in the balance sheet at a value not to exceed their observable market price or the fair value of the collateral if the repayment of the loan is expected to be provided solely by the underlying collateral. The carrying values of any materially impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or costs, premium or discount existing at the inception or acquisition of the loan.

Loans which management identifies as impaired generally will be non-performing loans. Non-performing loans include non-accrual loans or loans which are 90 days or more delinquent as to principal or interest payments. At December 31, 2007, the Company had $2,018,100 of loans that were impaired and non-performing. At December 31, 2006, the Company had $85,519 of impaired and non-performing loans.

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

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $310,500 for the year ended December 31, 2007 as compared to $726,700 for the year ended December 31, 2006. The decrease in the provision for loan losses was attributable to management’s assessment of credit quality, stabilized loan growth, and other economic factors. The loan portfolio decreased by approximately $10,529,000 during the year ended December 31, 2007 as compared to growth of $49.5 million in 2006. The allowance for loan losses was 1.30% of gross loans at December 31, 2007 as compared to 1.19% at December 31, 2006. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

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

Allocation of the Allowance for Loan Losses

	December 31,
	2007		2006
(In Thousands)	Amount	% of Loans in Category	Amount	% of Loans in Category
Commercial, Financial and Agricultural	$284	4%	$107	4%
Real Estate—Construction	1,048	47	1,864	47
Real Estate—Mortgage	1,999	47	1,350	47
Consumer	239	2	62	2
Unallocated	83	—	92	—
Total	$3,653	100%	$3,475	100%

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

The following table summarizes information concerning the allowance for loan losses:

	For the Years Ended December 31,
	2007	2006
(In Thousands)
Loans outstanding, end of year	$281,291	$291,820
Average loans outstanding	$282,182	$271,414
Allowance, beginning of year	3,475	2,863
Charge-offs:
Commercial, financial and industrial	73	95
Real estate—construction	1	—
Real estate—mortgage	54	—
Consumer	25	27
Total charge-offs	153	122
Recoveries:
Commercial, financial and industrial	19	—
Real estate—construction	—	—
Real estate—mortgage	—	—
Consumer	2	7
Total recoveries	21	7
Net charge-offs	132	115
Additions charged to operations	310	727
Allowance, end of year	$3,653	$3,475
Ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	0.04%
Allowance for loan losses to loans, end of year	1.30%	1.19%

The following table summarizes past due and non-accrual loans, other real estate and repossessions, and income that would have been reported on non-accrual loans as of December 31, 2007 and 2006 (amounts are presented in thousands):

	December 31,
(In Thousands)	2007	2006
Other real estate and repossessions	$340	$—
Accruing loans 90 days or more past due	69	10
Non-accrual loans	2,018	86
Interest on non-accrual loans which would have been reported	104	13

Noninterest Income and Expense

Noninterest income for the year ended December 31, 2007 totaled $2,321,000 as compared to $2,040,000 for the year ended December 31, 2006.  Gain on sale of loans totaled $1,157,000 and $911,000 in 2007 and 2006, respectively. The increase resulted from the addition of a wholesale mortgage origination office in Atlanta, Georgia which contributed $317,000 in gain on sale of mortgage loans.  Both Banks own bank-owned life insurance policies covering certain of our executives and directors.  The cash value of these policies increases over time and, accordingly, we recognized $287,000 in income related to these policies in 2007.  We recognized net gains on the sale of certain investment securities available for sale totaling $121,000 during the year ended December 31, 2007 as compared to losses of $13,000 in 2006.  In 2006, we recognized a gain on sale of real estate of $321,000.

Total noninterest expense for the year ended December 31, 2007 was $10,456,000 as compared to $8,895,000 for 2006. Salaries and benefits, the largest component of non-interest expense, totaled $5,916,000 for the year ended December 31, 2007, compared to $4,718,000 for the same period a year ago for an increase of $1,198,000.  The increase in salaries and benefits is due to the opening of locations in Port Royal, South Carolina and Atlanta, Georgia.  Other operating expenses, excluding salaries and benefits, were $4,540,000 for the year ended December 31, 2007 as compared to $4,178,000 for the year ended December 31, 2006.  Of the total increase in other operating expenses of $362,000, $256,000 is attributable to occupancy and equipment expense as a result of opening one new full service branch, one commercial loan production office and the wholesale lending office in 2007.

Financial Condition

Total assets increased from $426,210,000 at December 31, 2006 to $431,574,000 at December 31, 2007.  The primary source of growth in assets was loans held for sale, which increased $19,513,000 during 2007. Investment securities increased $9,800,000, while loans decreased $10,529,000.  Total deposits increased $5,788,000 from the December 31, 2006 balance of $340,059,000 to $345,847,000 at December 31, 2007.

Interest-Earning Assets

Loans

Gross loans totaled $281,291,000 at December 31, 2007, a decrease of $10,529,000 or 3.6%, since December 31, 2006.  At year-end 2007 the mix of the loan portfolio remained approximately consistent with the mix at the end of 2006.  In absolute dollars, the largest decrease in loans was in real estate—construction loans, which decreased $8,434,000, or 6%, to $129,607,000 at December 31, 2007.  Real estate—mortgage loans increased $812,000 or 1%, during 2007.  Balances and percentages within the major loans receivable categories are as follows:

	December 31,
(In Thousands)	2007		2006
Real estate—construction	$129,607	46%	$138,041	47%
Real estate—mortgage	137,147	48%	136,335	47%
Commercial, financial and industrial	10,235	4%	13,053	4%
Consumer and other	4,302	2%	4,391	2%
	$281,291		$291,820

As of December 31, 2007, maturities of loans in the indicated classifications were as follows:

(In Thousands)	Commercial	Real Estate Construction	Total
Maturity
Within 1 year	$6,884	$105,914	$112,798
1 to 5 years	2,297	17,894	20,191
Over 5 years	1,054	5,799	6,853
Totals	$10,235	$129,607	$139,842

As of December 31, 2007, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows:

(In Thousands)	Fixed Interest Rates	Variable Interest Rates	Total
Commercial
Within 1 year	$991	$5,893	$6,884
1 to 5 years	2,102	195	2,297
Over 5 years	1,054	—	1,054
Real estate—construction
Within 1 year	8,994	96,920	105,914
1 to 5 years	15,264	2,630	17,894
Over 5 years	5,799	—	5,799
	$34,204	$105,638	$139,842

Investment Securities

Investment securities increased to $87,171,000 at December 31, 2007 from $77,371,000 at December 31, 2006.

The following table presents the investments by category:

	December 31,
	2007		2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(In Thousands)
Available for sale
U.S. Government and federal agencies	$2,998	$2,995	$5,483	$5,396
Government sponsored enterprises	6,496	6,507	17,275	17,143
State and municipal securities	16,786	16,618	3,302	3,274
Mortgage-backed securities	60,925	61,051	34,844	34,560
	$87,205	$87,171	$60,904	$60,373
Held to Maturity
State and municipal securities	$—	$—	$8,825	$8,773
Mortgage-backed securities	—	—	8,173	8,085
Totals	$—	$—	$16,998	$16,858

The following table presents the maturities of investment securities at carrying value and the weighted average yields for each range of maturities presented. Yields are based on amortized cost of securities. (Amounts are presented in thousands)

Maturities at December 31, 2007	Federal Agencies and Government Sponsored Enterprises	Weighted Average Yields	State and Municipal Securities	Weighted Average Yields	Mortgage-backed Securities	Weighted Average Yields
Within 1 year	$3,991,697	3.81%	$—	—	$—	—
After 1 through 5 years	2,999,468	4.01%	1,946,895	3.26%	3,730,985	4.16%
After 5 through 10 years	495,310	5.05%	4,149,287	3.60%	2,420,425	4.63%
After 10 years	2,015,730	6.00%	10,522,212	4.03%	54,899,406	5.34%
Totals	$9,502,205	4.40%	$16,618,394	3.83%	$61,050,817	5.24%

Mortgage-backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities.

Deposits

Total deposits increased by $5,788,000, or 1.70%, to a total of $345,817,000 at December 31, 2007 from $340,059,000 at December 31, 2006. Non-interest-bearing demand deposits increased $781,000, or 3.20%, while interest-bearing deposits increased $5,008,000, or 1.59%.

Balances and percentages within the major deposit categories are as follows:

	December 31,
(In Thousands)	2007		2006
Noninterest-bearing demand	$25,147	7%	$24,367	7%
Interest-bearing demand	102,674	30%	119,394	35%
Savings	2,952	1%	2,977	1%
Time over $100,000	124,595	36%	119,007	35%
Time	90,479	26%	74,314	22%
	$345,847		$340,059

The average balance of deposits and the average rates paid on such deposits are summarized as follows:

	December 31,
	2007		2006
	Amount	Rate	Amount	Rate
(In Thousands)
Non-interest-bearing demand	$24,791	—%	$25,219	—%
Interest-bearing demand	120,934	3.80%	119,589	3.50%
Savings	2,988	0.71%	2,578	0.71%
Time	194,987	5.13%	167,451	4.56%
Total	$343,700		$314,837

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2007 are summarized as follows:

(In Thousands)
Within 3 months	$23,620
After 3 through 12 months	84,106
1 through 3 years	15,002
After 3 years	1,867
Total	$124,595

Junior Subordinated Debentures

In May 2004, Coastal Banking Company Statutory Trust I issued $3.0 million of trust preferred securities with a maturity of May 18, 2034.  In accordance with FASB Interpretation Number (“FIN”) 46(R), the Trust has not been consolidated in the Company’s financial statements.  The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $3,093,000 of the Company’s junior subordinated debentures, which pay interest at a floating rate equal to 3 month LIBOR plus 275 basis points.  The Company used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to Lowcountry National Bank.  The debentures represent the sole asset of the Trust.

In June 2006, Coastal Banking Company Statutory Trust II issued $4.0 million of trust preferred securities with a maturity of September 30, 2036.  In accordance with FASB Interpretation Number (“FIN”) 46(R), the Trust has not been consolidated in the Company’s financial statements.  The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $4,124,000 million of the Company’s junior subordinated debentures, which pay interest at a fixed rate of 7.18% until September 30, 2011 and a variable rate thereafter equal to 3 month LIBOR plus 160 basis points.  The Company used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to the Banks.  The debentures represent the sole asset of the Trust.

Capital Resources

Total shareholders’ equity increased from $43,171,000 at December 31, 2006 to $46,747,000 in 2007. Net income for the period added $2,632,000. Comprehensive income of $328,000 resulted from an increase in fair market value of investment securities available for sale during 2007, net of tax.

Bank holding companies, such as ours, and their banking subsidiaries are required by banking regulators to meet particular minimum levels of capital adequacy, which are expressed in the form of certain ratios.  Capital is separated into Tier 1 capital (essentially common shareholders’ equity and a limited amount of trust preferred securities less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets).  The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit.  The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%.  The capital leverage ratio supplements the risk-based capital guidelines.  Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Company’s capital ratios at December 31, 2007:

Tier 1 capital (to risk-weighted assets)	13.36%
Total capital (to risk-weighted assets)	14.49%
Tier 1 capital (to total average assets)	10.41%

See note 16 of notes to consolidated financial statements for a detail of the Banks and Company.

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

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit, standby letters of credit and loans sold with representations and warranties that are usual and customary for the industry. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are written conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

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

Loans on one-to-four family residential mortgages originated by us are sold to various other financial institutions with representations and warranties that are usual and customary for the industry.  These representations and warranties give the purchaser of the loan the right to require that we repurchase a loan if the borrower fails to make any one of the first four loan payments within 30 days of the due date, which is termed an Early Payment Default (“EPD”).  Our maximum liquidity need in the event of an EPD claim would be the unpaid principal balance of the loan to be repurchased along with any premium paid by the investor when the loan was purchased and other minor collection cost reimbursements.  The Banks have never had to repurchase a loan as the result of an EPD claim by an investor and do not anticipate any material liquidity needs related to future potential EPD claims on loans that have been previously sold and are no longer on the Banks’ balance sheets.

In addition to EPD claims, the representations and warranties in our loan sale agreements also provide that we will indemnify the investors for losses or costs on loans we sell under certain limited conditions.  Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal.  In connection with the start up of the wholesale lending division, the Banks have established a reserve for potential indemnification costs.  The balance in this indemnification reserve was $18,000 at December 31, 2007 and there have been no claims or charges against this reserve since it was established in September 2007, accordingly management does not anticipate any material liquidity needs in connection with loan sale indemnification claims.

The following table summarizes our off-balance sheet financial instruments whose contract amounts represent credit risk as of December 31, 2007:

Commitments to extend credit	$54,302,000
Standby letters of credit	$328,000
Loans sold with usual and customary representations and warranties	$14,360,000

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Banks’ loan portfolios are diversified, a substantial portion of their borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County, South Carolina; Nassau County, Florida; and Fulton and Thomas Counties, Georgia as well as the surrounding areas. In addition, a substantial portion of our loan portfolio is collateralized by improved and unimproved real estate and is therefore dependent on the local real estate markets.

The Banks maintain relationships with correspondent banks that can provide funds on short notice, if needed. Presently, the Banks have arrangements with commercial banks for short term unsecured advances up to $12,300,000.

Cash and due from banks as of December 31, 2007 totaled $4,998,000, an increase of $224,000 from December 31, 2006. Cash used by operating activities totaled $16,892,000 in 2007, while inflows from financing activities totaled $3,073,000, which was attributable to an increase in deposits of $5,788,000, offset by a net decrease in FHLB advances of $3,200,000.

During 2007, we had a net cash inflow of $14,042,000 from investing activities.  Investing activities included net decrease in loans of approximately $10,397,000, proceeds from sales, calls and maturities of securities of $29,059,000, offset by purchases of securities of $38,334,000.

Inflation

Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements.  We cope with the effects of inflation through the management of interest rate sensitivity, by periodically reviewing and adjusting our pricing of services to consider current costs.

Selected Ratios

The following table sets out certain ratios:

	For the Years Ended December 31,
	2007	2006
Net income to:
Average shareholders’ equity (tangible)	7.72%	11.51%
Average assets (tangible)	0.64%	0.88%
Dividends to net income	—%	—%
Average equity to average assets (tangible)	8.24%	7.66%

Item 7A.

Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Coastal Banking Company

We have audited the accompanying balance sheets of Coastal Banking Company of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007.  Coastal Banking Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coastal Banking Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
March 14, 2008

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Cash and due from banks	$4,997,928	$ 4,774,561
Interest-bearing deposits in banks	2,063,813	1,928,601
Federal funds sold	4,710,397	18,967,745
Securities available for sale, at fair value	87,171,416	60,372,740
Securities held to maturity, at cost	—	16,998,209
Restricted equity securities, at cost	3,683,416	3,710,217
Loans held for sale	20,553,409	1,039,976

Loans, net of unearned income	281,290,645	291,819,946
Less allowance for loan losses	3,653,017	3,474,640
Loans, net	277,637,628	288,345,306

Premises and equipment, net	8,176,488	7,383,595
Cash surrender value of life insurance	6,830,388	6,553,009
Intangible assets	459,144	740,073
Goodwill	10,411,914	10,215,607
Other assets	4,878,469	5,180,430
Total assets	$431,574,410	$426,210,069
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$25,147,412	$ 24,366,771
Interest-bearing	320,699,704	315,691,850
Total deposits	345,847,116	340,058,621

Securities sold under agreements to repurchase	2,000,000	2,000,000
Other borrowings	26,772,798	29,973,051
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	2,990,744	3,789,911
Total liabilities	384,827,658	383,038,583

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01; 10,000,000 shares authorized; 2,570,560 and 2,402,594 shares issued and outstanding in 2007 and 2006, respectively	25,708	24,026
Additional paid-in capital	40,280,395	39,661,823
Retained earnings	6,463,087	3,836,130
Accumulated other comprehensive loss	(22,438)	(350,493)
Total shareholders’ equity	46,746,752	43,171,486
Total liabilities and shareholders’ equity	$431,574,410	$426,210,069

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	For the years ended December 31,
	2007	2006
Interest income:
Interest and fees on loans	$23,160,169	$21,946,782
Interest on taxable securities	4,022,456	3,053,776
Interest on nontaxable securities	603,004	420,027
Interest on deposits in other banks	88,516	91,647
Interest on federal funds sold	601,528	537,208
Total interest income	28,475,673	26,049,440

Interest expense:
Interest on deposits	14,478,538	11,845,450
Interest on junior subordinated debentures	560,194	391,932
Interest on other borrowings	1,254,342	1,223,424
Total interest expense	16,293,074	13,460,806

Net interest income	12,182,599	12,588,634
Provision for loan losses	310,500	726,700
Net interest income after provision for loan losses	11,872,099	11,861,934

Non-interest income:
Service charges on deposit accounts	508,354	381,098
Other service charges, commissions and fees	225,583	190,450
Gain on sale of SBA loans	558,391	480,176
Gain on sale of mortgage loans	598,617	430,382
Gain on sale of real estate	—	321,038
Gain (loss) on sale of securities available for sale	121,041	(13,460)
Income from investment in life insurance contracts	287,404	239,944
Other income	21,623	10,167
Total other income	2,321,013	2,039,795

Non-interest expenses:
Salaries and employee benefits	5,916,131	4,717,633
Occupancy and equipment expense	1,077,486	821,727
Advertising fees	277,707	270,773
Amortization of intangible assets	280,929	373,125
Audit fees	322,513	280,424
Data processing fees	817,982	661,301
Director fees	272,674	269,812
Legal and other professional fees	357,150	181,715
Other operating	1,133,269	1,318,650
Total other expenses	10,455,841	8,895,160

Income before income taxes	3,737,271	5,006,569
Income tax expense	1,105,445	1,647,032
Net income	$2,631,826	$3,359,537

Basic earnings per share	$1.04	$1.34
Diluted earnings per share	$0.97	$1.24

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2007	2006
Net income	$2,631,826	$3,359,537
Other comprehensive income, net of tax:
Net unrealized holding gains arising during period, net of tax of $210,152 and $73,681	407,942	143,027
Reclassification adjustment for (gains) losses included in net income, net of tax (benefit) of $41,154 and $(4,576)	(79,887)	8,884
Total other comprehensive income	328,055	151,911
Comprehensive income	$2,959,881	$3,511,448

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2005	2,369,263	$23,693	$39,317,286	$ 476,593	$(502,404)	$39,315,168
Net income	—	—	—	3,359,537	—	3,359,537
Proceeds from exercise of stock options	33,331	333	317,466	—	—	317,799
Stock-based compensation expense	—	—	27,071	—	—	27,071
Other comprehensive income	—	—	—	—	151,911	151,911
Balance, December 31, 2006	2,402,594	24,026	39,661,823	3,836,130	(350,493)	43,171,486
Net income	—	—	—	2,631,826	—	2,631,826
Proceeds from exercise of stock options	48,107	481	487,736	—	—	488,217
Stock dividend	120,129	1,201		(1,201)		—
Payment for fractional shares	(270)			(3,668)		(3,668)
Stock-based compensation Expense	—	—	130,836	—	—	130,836
Other comprehensive income	—	—	—	—	328,055	328,055
Balance, December 31, 2007	2,570,560	$25,708	$40,280,395	$ 6,463,087	$(22,438)	$46,746,752

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,631,826	$3,359,537
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, amortization and accretion	432,905	332,168
Amortization of intangible assets	280,929	373,125
Stock-based compensation expense	130,836	27,071
Provision for loan losses	310,500	726,700
Provision for deferred income taxes	(210,373)	(534,262)
(Gain) loss on sale of securities available for sale	(121,041)	13,460
(Gain) loss on sale of premises and equipment	2,837	(321,038)
Increase in cash value of life insurance	(287,404)	(239,944)
Originations of mortgage loans held for sale	(76,649,707)	(38,356,502)
Proceeds from sales of mortgage loans held for sale	57,136,274	39,766,177
Net (increase) decrease in interest receivable	99,660	(792,124)
Net increase (decrease) in interest payable	(252,781)	257,126
Gain on sale of SBA loans	(558,391)	(480,176)
Gain on sale of mortgage loans	(598,617)	(430,382)
Net other operating activities	760,432	873,821
Net cash provided (used) by operating activities	(16,892,115)	4,574,757

Cash flows from investing activities:
Net increase in interest-bearing deposits in banks	(135,212)	(341,462)
Net (increase) decrease in federal funds sold	14,257,348	(5,369,310)
Proceeds from maturities of securities available for sale	8,956,642	6,595,285
Proceeds from sale of securities available for sale	20,102,183	2,992,260
Purchases of securities available for sale	(38,333,614)	(23,582,247)
Proceeds from maturities of securities held to maturity	—	1,584,993
Purchases of securities held to maturity	—	(400,000)
Net change in restricted equity securities	26,801	(975,650)
Net (increase) decrease in loans	10,397,178	(48,753,932)
Purchase of life insurance contracts	—	(1,000,000)
Proceeds from sale of premises and equipment	15,900	735,942
Net cash acquired in merger	—	5,384,781
Purchase of premises and equipment	(1,244,788)	(1,408,517)
Net cash provided (used) by investing activities	14,042,438	(64,537,857)

Cash flows from financing activities:
Net increase in deposits	5,788,495	46,450,557
Increase in securities purchased under agreements to repurchase	—	2,000,000
Proceeds from other borrowings	13,700,000	19,000,000
Repayment of other borrowings	(16,900,000)	(12,000,000)
Proceeds from junior subordinated debt	—	4,124,000
Payment for fractional shares	(3,668)	—
Proceeds from exercise of stock options	488,217	317,799
Net cash provided by financing activities	3,073,044	59,892,536

Net change in cash and due from banks	223,367	(70,744)
Cash and due from banks at beginning of year	4,774,561	4,845,305
Cash and due from banks at end of year	$4,997,928	$4,774,561

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$16,545,855	$13,203,680
Cash paid during the year for income taxes	$1,240,021	$2,255,903

Noncash Transactions:
Principal balances of loans transferred to other real estate owned	$469,000	$—
Amortized cost of securities transferred from held to maturity to available for sale	$16,998,209	$—

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.

Summary of Significant Accounting Policies

Basis of Presentation and Nature of Operations

Coastal Banking Company, Inc. (the “Company”) is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for Lowcountry National Bank and First National Bank of Nassau County (the “Banks”). Lowcountry National Bank commenced business on May 10, 2000. First National Bank of Nassau County began operations in 1999 and was acquired through merger on October 1, 2005.  On October 27, 2006, the Company acquired the Meigs, Georgia office of a bank in Thomas County, Georgia.  The Banks provide full commercial banking services to customers throughout Beaufort County, South Carolina; Nassau County, Florida; and Thomas County, Georgia and are subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation.  The Banks also have loan production offices in Savannah, Georgia; Atlanta, Georgia and Jacksonville, Florida, as well as a wholesale mortgage office in Atlanta, Georgia.  The Company is subject to regulation by the Federal Reserve Board of Governors. The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Trust II (“Trust II”). Both trusts are special-purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

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

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, deposits, interest-bearing deposits in banks, restricted equity securities and securities sold under agreements to repurchase are reported net.

The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve requirements was approximately $982,000 and $955,000 at December 31, 2007 and 2006, respectively.

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

Loans Held for Sale

Lowcountry National Bank and First National Bank of Nassau County, subsidiaries of the Company (the “Banks”), originate 1-4 family real estate mortgage loans held for sale, which are funded by the Banks with a prior commitment for the loan to be purchased in the secondary market. These loans are generally recorded as an asset of the Banks for less than twenty business days and origination fees and gain on sale generated by these loans is recognized in income on a trade date basis when the loan files are physically delivered to the investor. The Banks also originate 1-4 family real estate mortgage loans that are pre-approved and funded at closing by the secondary market purchaser. The mortgage rate premiums received on secondary mortgage market loans are recognized in income when funds are received from the secondary market investor. Loans held for sale are carried at the lower of cost or fair value. Adjustments to reflect fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Income.

Each of the Banks defers recognition of a portion of its mortgage origination fees in accordance with the requirements of FASB Statement No. 91.

The Banks also originate SBA loans, which in some cases are sold on the secondary market.  Origination fees associated with these loans are amortized over the life of the loan or until a decision is made to sell.  Once the decision is made to sell, adjustments to reflect fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Income.

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

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical losses, high loan concentrations, trends in past dues and non-accrual loans, loan risk ratings, economic conditions, market conditions and other internal and external factors that influence each portfolio segment and review of specific impaired loans. The combination of these results are compared monthly to the recorded allowance for loan losses for reasonableness and material differences are adjusted by increasing or decreasing the provision for loan losses. Management uses an external loan review program to challenge and corroborate the internal loan grading system and provide additional analysis in determining the adequacy of the allowance and the future provisions for estimated loan losses.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment in the carrying value of goodwill as of October 1, 2007.

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

Included in the consolidated statements of income for December 31, 2007, and 2006 were charges for amortization of identifiable intangible assets in the amounts of $281,000 and $373,000, respectively.

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

Stock-Based Compensation

At December 31, 2007, the Company had an Incentive Stock Compensation Plan, which are described more fully in Note 13. On January 1, 2006, Coastal adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Earnings Per Share

The Company is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of earnings. Basic earnings per common share are based on the weighted average number of common shares outstanding during the period, which was 2,540,401 in 2007 and 2,496,839 in 2006, while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, the Company must reconcile the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share”. At December 31, 2007, potential common shares of 62,271 were not included in the calculation of diluted earnings per share because the exercise of such shares would be anti-dilutive. There were 27,825 anti-dilutive potential common shares at December 31, 2006. All share amounts have been adjusted for the five percent stock dividend recorded in 2007. Earnings per common share amounts are as follows:

For the year ended December 31, 2007	Net income (Numerator)	Common Share (Denominator)	Per Share Amount

Basic earnings per share	$2,631,826	2,540,401	$1.04
Effect of dilutive securities—stock options and warrants	—	184,814	(.07)
Diluted earnings per share	$2,631,826	2,725,215	$.97

For the year ended December 31, 2006	Net income (Numerator)	Common Share (Denominator)	Per Share Amount

Basic earnings per share	$3,359,537	2,496,839	$1.34
Effect of dilutive securities—stock options and warrants	—	213,556	(.10)
Diluted earnings per share	$3,359,597	2,710,395	$1.24

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  The Statement provides guidance for using fair value to measure assets and liabilities.  It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement.  Under the Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, the Statement establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the Statement, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  The Statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable (unless a new election date occurs) and is applied only to entire instruments and not to portions of instruments.  Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  Statement No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the impact of the adoption of this statement.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations.  The Statement will significantly change the accounting for business combinations, as an acquiring entity will be required to recognize all the assets and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  The Statement changes the accounting treatment for several specific items, such as acquisition costs, noncontrolling interests (formerly referred to as minority interests), contingent liabilities, restructuring costs and changes in deferred tax asset valuation allowances.  The Statement also includes a substantial number of new disclosure requirements.  Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company is currently evaluating the impact the adoption of this statement will have on the accounting for future acquisitions and business combinations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.  The Statement establishes new accounting and reporting standards for the noncontrolling interest (formerly referred to as minority interests) in a subsidiary and for the deconsolidation of a subsidiary.  Statement No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited.  The Company is currently evaluating the impact of the adoption of this statement.

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

Concentrations of Credit Risk

The Company, through its subsidiaries, makes loans to individuals and businesses in and around Beaufort County, South Carolina; in and around Fulton, Chatham and Thomas Counties in Georgia; and in and around Duval and Nassau Counties in Florida for various personal and commercial purposes. The Company has a diversified loan portfolio and the borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

The Company makes loans to individual and small businesses for various personal and commercial purposes primarily through our full-service offices in Beaufort County, South Carolina and Nassau County, Florida and through our loan production offices in Jacksonville, Florida; Atlanta, Georgia; and Savannah, Georgia.  The Company’s loan portfolio is not concentrated in loans to any single borrower or in a relatively small number of borrowers. Our loan portfolio has a significant number of construction loans that if subjected to a real estate market down-turn could adversely affect the earnings of the Company.

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

Note 2.

Investment Securities

Investment securities are as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agencies	$2,998,508	$—	$(3,701)	$2,994,807
Government-sponsored enterprises	6,495,925	19,741	(8,268)	6,507,398
State and municipal securities	16,785,642	67,677	(234,925)	16,618,394
Mortgage-backed securities	60,925,337	403,932	(278,452)	61,050,817
	$87,205,412	$491,350	$(525,346)	$87,171,416

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agencies	$5,482,833	$3,112	$(90,232)	$5,395,713
Government-sponsored enterprises	17,275,311	31,778	(164,443)	17,142,646
State and municipal securities	3,301,637	5,148	(32,534)	3,274,251
Mortgage-backed securities	34,844,010	191,684	(475,564)	34,560,130
	$60,903,791	$231,722	$(762,773)	$60,372,740

Held to maturity
State and municipal securities	$8,824,620	$23,850	$(75,146)	$8,773,324
Mortgage-backed securities	8,173,589	—	(88,739)	8,084,850
	$16,998,209	$23,850	$(163,885)	$16,858,174

The following table shows gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position, at December 31, 2007.

Investment securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agencies	$—	$—	$2,994,807	$(3,701)	$2,994,807	$(3,701)
Government-sponsored enterprises	495,310	(3,384)	2,492,648	(4,884)	2,987,958	(8,268)
State and municipal securities	8,311,901	(225,522)	1,235,240	(9,403)	9,547,141	(234,925)
Mortgage-backed securities	18,825,246	(203,102)	6,908,083	(75,350)	25,733,329	(278,452)
Total	$27,632,457	$(432,008)	$13,630,778	$(93,338)	$41,263,235	$(525,346)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Twenty-four (24) individual securities available for sale were in a continuous loss position for twelve months or more.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer. The unrealized losses are considered temporary because each security carries an acceptable investment grade and the repayment sources of principal and interest are government backed.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

At December 31, 2006 fifty-one (51) individual securities available for sale were in a continuous loss position for twelve months or more.  Fourteen (14) individual securities held to maturity were in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

The amortized cost and estimated fair value of investment securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$3,997,590	$ 3,991,697
Due from one year to five years	8,354,736	8,364,033
Due from five to ten years	9,464,503	9,383,011
Due after ten years	4,463,246	4,381,858
Mortgage-backed securities	60,925,337	61,050,817
	$87,205,412	$ 87,171,416

Securities with an amortized cost and fair value pledged to secure public deposits and for other purposes as required by law totaled $21,065,000 and $20,966,000 respectively as of December 31, 2007 and $15,134,000 and $14,752,000 respectively as of December 31, 2006.

Gains and losses on sales of securities available for sale consist of the following:

	For the Years Ended December 31,
	2007	2006
Gross gains on sales of securities	$154,107	$—
Gross losses on sales of securities	(33,066)	(13,460)
Net realized gains (losses) on sales of securities available for sale	$121,041	$(13,460)

Note 3.

Loans and allowance for loan losses

The composition of loans is summarized as follows:

	December 31,
	2007	2006
Commercial and financial	$10,234,984	$13,053,338
Agricultural	519,000	54,583
Real estate – construction	129,606,841	138,041,293
Real estate – mortgage, farmland	94,000	13,894
Real estate – mortgage, commercial	68,771,922	64,334,282
Real estate – mortgage, residential	68,280,901	72,000,668
Consumer installment loans	2,625,998	3,339,088
Other	1,156,999	982,800
Gross loans	281,290,645	291,819,946
Less: Allowance for loan losses	3,653,017	3,474,640
Net loans	$277,637,628	$288,345,306

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

The following is a summary of information pertaining to impaired loans:

	For the Years Ended December 31,
	2007	2006
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	3,593,673	85,519
Total impaired loans	3,593,673	85,519
Valuation allowance related to impaired loans	248,950	18,144
Average investment in impaired loans	1,604,000	77,000
Interest income recognized on impaired loans	280,805	42,626
Forgone interest income on impaired loans	104,127	13,436

Loans on nonaccrual status amounted to $2,018,100 and $85,519 at December 31, 2007 and 2006, respectively.  There were $69,397 of loans past due ninety days or more and still accruing interest at December 31, 2007.  There were $10,000 loans past due ninety days or more and still accruing interest at December 31, 2006.

An analysis of the activity in the allowance for loan losses is presented below:

	For the Years Ended December 31,
	2007	2006
Balance, beginning of year	$3,474,640	$2,862,992
Provision for loan losses	310,500	726,700
Loans charged off	(152,897)	(122,334)
Recoveries of loans previously charged off	20,774	7,282
Balance, end of year	$3,653,017	$3,474,640

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related-party loans are summarized as follows:

	For the Years Ended December 31,
	2007	2006
Balance, beginning of year	$4,950,249	$5,110,092
Advances	2,817,108	3,896,065
Repayments	(272,760)	(3,232,550)
Transactions due to changes in related parties	(554,600)	(823,358)
Balance, end of year	$6,939,997	$4,950,249

Note 4.

Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2007	2006
Land	$3,648,350	$3,288,989
Building	4,275,135	2,854,900
Furniture and equipment	2,726,359	2,264,021
Construction in progress	—	1,054,355
	10,649,844	9,462,265
Less accumulated depreciation	(2,473,356)	(2,078,670)
	$8,176,488	$7,383,595

Lowcountry National Bank has entered into a non-cancelable operating lease related to land and buildings at its Bluffton branch, which expires in 2008 with options to renew. This lease was modified in 2005 to include additional space to provide for growth.

In 2007, Lowcountry National Bank entered into a non-cancelable lease for office space above the branch building in Port Royal, South Carolina. The lease is for a term of five years that will expire in 2012 with options to renew for subsequent five year periods.

In 2005, First National Bank of Nassau County (“FNB”) entered into a three-year lease for rental space for a loan production office in Savannah, Georgia. FNB also has an operating lease for rental space for a loan production office in Jacksonville, Florida.  This lease is cancelable at any time with four months notice.

In 2007, FNB entered into a three-year lease for rental space for a loan production office in Atlanta, Georgia.  FNB also entered into a three-year lease for rental space for a wholesale mortgage office in Atlanta, Georgia during 2007.

At December 31, 2007, future minimum lease payments under the non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

2008	$228,908
2009	193,112
2010	127,641
2011	63,876
2012	10,646
$624,183

Total rental expense amounted to $246,042 and $125,764 for the years ended December 31, 2007 and 2006, respectively, under these operating leases.

Note 5.

Intangible Assets

Following is a summary of information related to acquired intangible assets:

	December 31,
	2007	2006
Core deposit premiums
Gross carrying amount	$1,212,435	$1,212,435
Accumulated amortization	$753,291	$472,362

The aggregate amortization expense for intangible assets was $281,000 and $373,000 for the years ended December 31, 2007 and 2006, respectively.

The estimated amortization expense for each of the next five years is as follows:

2008	$198,503
2009	124,160
2010	74,026
2011	39,804
2012 and later	22,651
$459,144

Changes in the carrying amount of goodwill are as follows:

	For the years ended December 31,
	2007	2006
Beginning balance	$10,215,607	$9,722,772
Adjustment of previously acquired goodwill based on final allocations	196,307	(490,568)
Goodwill acquired through purchase of subsidiary Bank	—	983,403
Ending balance	$10,411,914	$10,215,607

Note 6.

Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was $124,594,644 and $119,006,645, respectively.  The company had $24,147,572 and $33,555,808 in brokered deposits included in time deposits as of December 31, 2007 and 2006, respectively.  The scheduled maturities of time deposits at December 31, 2007 are as follows:

2008	$185,152,469
2009	15,980,826
2010	10,407,288
2011	923,187
2012	2,609,500
$215,073,270

At December 31, 2007 and 2006, overdraft demand deposits reclassified to loans totaled $48,675 and $34,164, respectively.

Note 7.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements, which are secured borrowings, generally mature within thirty to sixty days from the transaction date.  Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis.  Securities sold under repurchase agreements at December 31, 2007 and December 31, 2006 were $2,000,000.

Note 8.

Employee Benefit Plans

The Company sponsors the Lowcountry National Bank Retirement Savings Plan and the First National Bank Savings Plan (collectively the “Plans”) for the benefit of all eligible employees. All full-time and part-time employees are eligible to participate in these Plans provided they have met the eligibility requirements.  Contributions may begin after 30 days of employment. Part-time employees must work a minimum of 1,000 hours per year to be eligible. The Plans allow a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation. Company matched contributions are vested over a five year period. The Company contributes to the Plans annually upon approval by the Board of Directors. Contributions made to the Plans in 2007 and 2006 amounted to $93,334 and $99,342, respectively.

Note 9.

Deferred Compensation Plans

The Company adopted a Director and Executive Officer Deferred Compensation Plan in 2004 that allows directors and executive officers to defer compensation. Interest accrues quarterly on deferred amounts at a rate, which is equal to 75% of the previous quarter’s return on equity, not to exceed 12%.  Accrued deferred compensation of $67,713 and $47,937 at December 31, 2007 and 2006, respectively, is included in other liabilities.

Note 10.

Other Borrowings

Other borrowings consist of the following FHLB advances.

		FHLB Advances Outstanding December 31, 2007
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	$1,000,000	5.02%	February 17, 2009
Fixed rate	5,000,000	5.65%	June 1, 2011
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	September 8, 2008
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 7, 2008
Variable rate	2,300,000	4.40%
Less purchase accounting adjustments	(27,202)
Total	$26,772,798	4.41%

		FHLB Advances Outstanding December 31, 2006
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	$5,000,000	5.36%	March 22, 2007
Fixed rate	5,000,000	5.65%	June 1, 2011
Convertible fixed rate advance	5,000,000	4.01%	August 16, 2010	August 16, 2007
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Less purchase accounting adjustments	(26,949)
Total	$29,973,051	4.54%

At December 31, 2007, the Banks had $12,300,000 of availability on lines of credit to purchase federal funds from unrelated banks. These lines of credit are available on a one to seven day basis for general corporate purposes of the Banks. All of the lenders have reserved the right to withdraw these lines at their option.

Note 11.

Income Taxes

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2007	2006
Currently payable	$1,315,818	$2,181,294
Deferred tax benefit	(210,373)	(534,262)
	$1,105,445	$1,647,032

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	For the Years Ended December 31,
	2007	2006
Tax at federal income tax rate	$1,270,672	$1,702,200
Increase (decrease) resulting from:
State income taxes, net of federal benefit	107,302	134,180
Tax exempt interest	(172,017)	(203,142)
Other	(100,512)	13,794
Provision for income taxes	$1,105,445	$1,647,032

Net deferred tax assets are included in other assets.  The components of deferred income taxes are as follows:

	December 31,
	2007	2006
Deferred income tax assets:
Loan loss reserves	$1,199,933	$1,121,742
Deferred compensation	23,021	16,299
Unrealized loss on securities available for sale	11,579	180,557
Other	394,353	428,087
Total deferred tax assets	1,628,886	1,746,685

Deferred income tax liabilities:
Depreciation and amortization	185,273	208,412
Intangible assets	293,574	419,367
Other	132,377	142,639
Total deferred tax liabilities	$611,224	$770,418

Net deferred tax asset	$1,017,662	$976,267

Note 12.

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

All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $3,093,000 of junior subordinated debentures of the Company, which carry a floating rate equal to the 3-month LIBOR plus 2.75%. At December 31, 2007, this rate was 7.90%. The proceeds received by the Company from the sale of the junior subordinated debentures were used to strengthen the capital position of Lowcountry National Bank and to accommodate current and future growth. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital, and have been included in the Tier I calculation accordingly. The debentures and related accrued interest represent the sole assets of the Trust.

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

Note 13.

Stock Option Plans

In connection with the Company’s initial public stock offering, the directors received warrants to purchase 222,705 shares of the Company’s common stock at a price of $8.65 per share of which 184,595 shares are still outstanding. The warrants vested equally over a three-year period beginning December 2, 1999 and expire on December 2, 2009 or 120 days after the warrant holder ceased to serve as a member of the board of directors. As of December 31, 2007, all of the warrants are exercisable.

The Company adopted a Stock Incentive Plan in 2000 which currently authorizes 385,584 shares of the Company’s common stock for issuance under the Plan.  The Plan provides that the total number of shares authorized for issuance under the Plan will equal 15% of total outstanding shares.  The Plan is administered by the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and Banks. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the Board of Directors, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five-year vesting period. As of December 31, 2007, 173,876 shares were available for grant under this Plan.

Additionally, the Company assumed the outstanding options under the 1999 First Capital Bank Holding Corporation Stock Option Plan (the “First Capital Plan”) in connection with the merger of First Capital Bank Holding Company with and into Company on October 1, 2005.  As a result of the merger, each outstanding option under the First Capital Plan was converted into an option to purchase Coastal Banking Company, Inc. common stock.  Coastal assumed and maintains the First Capital Plan solely to administer the options that were outstanding as of the effective time of the merger.  As of the effective time of the merger, the Company elected to discontinue the issuance of options under the First Capital Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2007 and 2006. Expected volatilities are based on historical volatility of the Company’s stock. The company has not and does not expect to pay a dividend in the near future. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Years Ended December 31,
	2007	2006
Weighted average grant date fair value of options granted during the year	$6.45	$7.90
Assumptions used to estimate fair value:
Risk-free interest rate	4.630%	4.875%
Dividend yield	0%	0%
Expected volatility	22%	19%
Expected life	7 years	7 years

Information pertaining to options outstanding at December 31, 2007 is as follows:

Options Outstanding			Options Fully Vested and Exercisable		Options Expected to Vest
Option Shares Outstanding	Average Remaining Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Number Expected to Vest	Weighted Average Exercise Price
48,199	1.8	$8.61	48,199	$8.61	—	$—
54,887	2.4	8.65	54,887	8.65	—	—
9,296	3.4	9.04	9,296	9.04	—	—
11,576	4.0	8.65	11,576	8.65	—	—
9,760	4.4	10.76	9,760	10.76	—	—
15,015	5.1	7.86	15,015	7.86	—	—
4,646	5.2	11.83	3,716	11.83	930	11.83
11,575	5.4	10.65	11,575	10.65	—	—
2,756	7.2	15.19	2,756	15.19	—	—
1,653	7.6	17.91	1,653	17.91	—	—
6,300	8.6	19.81	1,260	19.81	5,040	19.81
19,425	8.9	21.91	3,885	21.91	15,540	21.91
24,399	6.5	19.05	12,201	19.05	12,198	19.05
21,000	9.8	17.27	—	—	21,000	17.27
240,487	4.7	$12.16	185,779	$10.11	54,708	$19.13

A summary status of the Company’s stock option plan as of December 31, 2007 and changes during the year is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, beginning of year	220,369	$10.95	5.0	$2,553,434
Granted during the year	45,399	18.23
Exercised during the year	(23,181)	11.77
Cancelled during the year	(2,100)	21.91
Outstanding, end of year	240,487	12.16	4.7	334,049
Options exercisable at year end	185,779	10.11	3.5	639,123

The weighted-average grant-date fair value of options granted during the years 2007 and 2006 was $6.45 and $7.52, respectively.  The total intrinsic value of options exercised during the year ended December 31, 2007 was $41,257.  The total intrinsic value of options exercised during the year ended December 31, 2006 was $470,813.

It is Coastal’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. Coastal recognizes stock-based compensation expense on a straight-line basis over the options’ related vesting term. As of December 31, 2007, there was $372,209 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.5 years.  The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $130,836 and $27,071, respectively.

On October 1, 2005, the Company acquired First Capital Bank Holding Corporation, the holding company for First National Bank of Nassau County, Florida.  First Capital had a Phantom Stock Appreciation Rights (“PSARs”) plan.  As a result of the merger, the Company acquired a PSARs plan in which the participants were fully vested as a result of the merger.  The PSARs Plan authorized 31,955 rights to be granted to certain officers and key employees at the discretion of the Board of Directors of First Capital.  The Company does not plan to grant additional PSARs.  On June 29, 2007 the PSAR Plan was frozen at current market price of $19.05.  Prior to the adoption of SFAS No. 123R, the Company accounted for phantom stock appreciation rights (“PSARs”) according to FASB Interpretation No. 28 (“FIN 28”).  Under FIN 28, the intrinsic value of the PSARs was reflected as a liability in the balance sheet.  The liability was adjusted every quarter based on the intrinsic value as of the reporting date. Upon adoption of SFAS No. 123R, the Company accounts for PSARs using liability accounting.  This method requires the Company to record the liability for PSARs at fair value, rather than intrinsic value, in the balance sheet.  The Company uses the Black-Scholes model to determine the fair value of PSARs.  As a result of freezing the PSAR plan along with falling stock prices in 2007, the company recorded negative PSAR expense during 2007 of approximately $84,000.  The expense related to the PSARs plan was approximately $97,000 for the year ended December 31, 2006.  The total amount in accrued expenses was approximately $118,000 and $223,000 at December 31, 2007 and 2006, respectively. At December 31, 2007, there were 24,402 PSARS outstanding with a weighted-average exercise price of $15.35.  At December 31, 2006, there were 31,955 PSARS outstanding with a weighted-average exercise price of $15.19.  The PSARs outstanding are currently exercisable and have an intrinsic value of $90,000 and $235,000 at December 31, 2007 and 2006, respectively.

All share numbers and prices are restated for the effects of a 5% stock dividend paid to shareholders of record on November 30, 2007.

Note 14.

Commitments and Contingent Liabilities

Loan Commitments

The Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and loans sold with representations and warranties that are usual and customary for the industry. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contractual amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments.

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

Loans on one-to-four family residential mortgages originated by us are sold to various other financial institutions with representations and warranties that are usual and customary for the industry.  These representations and warranties give the purchaser of the loan the right to require that we repurchase a loan if the borrower fails to make any one of the first four loan payments within 30 days of the due date, which is termed an Early Payment Default (“EPD”).  Our maximum exposure to credit loss in the event of an EPD claim would be the unpaid principal balance of the loan to be repurchased along with any premium paid by the investor when the loan was purchased and other minor collection cost reimbursements.  The Bank’s have never had to repurchase a loan as the result of an EPD claim by an investor and do not anticipate any material credit risk related to future potential EPD claims on loans that have been previously sold and are no longer on the Banks’ balance sheets.

In addition to EPD claims, the representations and warranties in our loan sale agreements also provide that we will indemnify the investors for losses or costs on loans we sell under certain limited conditions.  Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal.  In connection with the start up of the wholesale lending division, the Banks have established a reserve for costs related to potential indemnification costs and EPD claims.  The balance in this indemnification reserve was $18,000 at December 31, 2007 and there have been no claims or charges against this reserve since it was established in September 2007, accordingly management does not anticipate any material exposure in connection with loan sale indemnification or EPD claims.

The Banks’ exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and loans sold with representations and warranties is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. In most cases, the Banks require collateral to support financial instruments with credit risk.

	December 31,
	2007	2006
Commitments to extend credit	$54,302,000	$64,381,000
Standby letters of credit	$328,000	$800,000
Loans sold with usual and customary representations and warranties	$14,360,000	$21,796,000

Contingencies

The Company has, from time to time, various lawsuits and claims arising from the conduct of its business. Such items are not expected to have any material adverse effect on the financial position or results of operations of the Company.

Note 15.

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

Note 16.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks’ category. Prompt corrective action provisions are not applicable to bank holding companies.

The actual capital amounts and ratios are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital to Risk Weighted Assets
Consolidated	$46,785,780	14.49%	$25,824,288	8.00%	---N/A---
Lowcountry National Bank	$19,434,686	13.34%	$11,655,440	8.00%	$14,569,300	10.00%
First National Bank of Nassau County	$23,977,702	13.68%	$14,022,800	8.00%	$17,528,500	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	$43,115,132	13.36%	$12,912,144	4.00%	---N/A---
Lowcountry National Bank	$17,775,164	12.20%	$5,827,720	4.00%	$8,741,580	6.00%
First National Bank of Nassau County	$21,966,576	12.53%	$7,011,400	4.00%	$10,517,100	6.00%
Tier I Capital to Average Assets
Consolidated	$43,115,132	10.41%	$16,559,862	4.00%	---N/A---
Lowcountry National Bank	$17,775,164	9.30%	$7,647,560	4.00%	$9,559,450	5.00%
First National Bank of Nassau County	$21,966,576	9.91%	$8,869,400	4.00%	$11,086,750	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital to Risk Weighted Assets
Consolidated	$43,471,376	13.06%	$26,632,240	8.00%	---N/A---
Lowcountry National Bank	$18,066,910	11.88%	$12,167,040	8.00%	$15,208,800	10.00%
First National Bank of Nassau County	$21,876,690	12.19%	$14,355,200	8.00%	$17,944,000	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	$39,783,299	11.95%	$13,316,120	4.00%	---N/A---
Lowcountry National Bank	$16,412,642	10.79%	$6,083,520	4.00%	$9,125,280	6.00%
First National Bank of Nassau County	$19,842,881	11.06%	$7,177,600	4.00%	$10,766,400	6.00%
Tier I Capital to Average Assets
Consolidated	$39,783,299	10.44%	$15,237,280	4.00%	---N/A---
Lowcountry National Bank	$16,412,642	8.66%	$7,584,200	4.00%	$9,480,250	5.00%
First National Bank of Nassau County	$19,842,881	9.23%	$8,597,160	4.00%	$10,746,450	5.00%

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

Note 17.

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

•

Cash, due from banks, interest-bearing deposits in banks: The carrying amount of cash, due from banks and interest-bearing deposits in banks approximates fair value.

•

Securities: Fair value of securities is based on available quoted market prices. The carrying amount of equity securities with no readily determinable fair value approximates fair value.

•

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

•

Deposits: The carrying amount of demand deposits, savings deposits and variable-rate certificates of deposits approximates fair value.  The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

•

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

•

Junior Subordinated Debentures:  The fair value of the Company’s fixed rate trust preferred securities is based on available quoted market prices.

•

Accrued Interest:  The carrying amount of accrued interest approximates fair value.

•

Off-Balance-Sheet Instruments:  The carrying amount of commitments to extend credit and standby letters of credit approximates fair value.  The carrying amount of the off-balance-sheet financial instruments is based on fees charged to enter into such agreements.

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and interest- bearing deposits in banks	$7,061,741	7,061,741	$6,703,162	6,703,162
Federal funds sold	4,710,397	4,710,397	18,967,745	18,967,745
Securities available for sale	87,171,416	87,171,416	60,372,740	60,732,740
Securities held to maturity	—	—	16,998,209	16,858,174
Restricted equity securities	3,683,416	3,683,416	3,710,217	3,710,217
Loans held for sale	20,553,409	20,553,409	1,039,976	1,039,976
Loans, net	277,637,628	279,855,238	288,345,306	288,580,074
Accrued interest receivable	2,322,912	2,322,912	2,422,575	2,422,575

Financial liabilities:
Deposits	345,847,116	347,821,220	340,058,621	341,319,966
Securities sold under agreements to repurchase	2,000,000	2,000,000	2,000,000	2,000,000
Other borrowings	26,772,798	26,262,898	29,973,051	28,377,165
Junior subordinated debentures	7,217,000	7,003,992	7,217,000	7,282,039
Accrued interest payable	703,790	703,790	956,571	956,571

Note 18.

Condensed Financial Information of Coastal Banking Company (Parent Company Only)

Condensed Balance Sheets

	December 31,
	2007	2006
Assets
Cash and due from banks	$1,671,457	$2,256,398
Investment in Coastal Banking Company Statutory Trust I & II	217,000	217,000
Investment in subsidiary banks	50,590,360	46,860,710
Premises and equipment	1,258,882	—
Other assets	349,723	1,170,358
Total assets	$54,087,422	$50,504,466

Liabilities
Junior subordinated debentures	$7,217,000	$7,217,000
Other liabilities	123,670	115,980
Total liabilities	7,340,670	7,332,980

Shareholders’ Equity
Shareholders’ equity	46,746,752	43,171,486
Total liabilities and shareholders’ equity	$54,087,422	$50,504,466

Condensed Statements of Income

	For the years ended December 31,
	2007	2006
Income
Interest income	$94,506	$126,107
Gain on sale of real estate	—	321,038
Other income	45,990	175
Total income	140,496	447,320

Expenses
Interest expense	560,194	391,932
Other operating expenses	724,309	450,133
Total expense	1,284,503	842,065

Loss before income tax benefits and equity in undistributed earnings of subsidiaries	(1,144,007)	(394,745)

Income tax benefits	374,239	127,716

Loss before equity in undistributed earnings of subsidiaries	(769,768)	(267,029)

Equity in undistributed earnings of subsidiaries	3,401,594	3,626,566

Net income	$2,631,826	$3,359,537

Condensed Statements of Cash Flows

	For the years ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,631,826	$3,359,537
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of Bank	(3,401,594)	(3,626,566)
Depreciation and amortization	20,849	4,500
Stock-based compensation expense	130,836	27,071
Gain on sale of real estate	—	(321,038)
Change in other assets and liabilities	820,156	(1,100,721)
Net cash provided (used) by operating activities	202,073	(1,657,217)

Cash flows from investing activities:
Purchase of premises and equipment	(1,275,231)	—
Contribution of capital to subsidiary banks	—	(4,000,000)
Investment in Coastal Banking Company Statutory Trust II	—	(124,000)
Proceeds from sale of real estate	—	735,942
Net cash used by investing activities	(1,275,231)	(3,388,058)

Cash flows from financing activities:
Proceeds from junior subordinated debt	—	4,124,000
Proceeds from exercise of stock options	488,217	317,799
Net cash provided by financing activities	488,217	4,441,779

Net change in cash and due from banks	(584,941)	(603,476)
Cash and due from banks at beginning of year	2,256,398	2,859,874
Cash and due from banks at end of year	$1,671,457	$2,256,398

Item 9.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (Disclosure Controls).  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the chief executive officer and chief financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that Coastal Banking Company, Inc maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

 Directors, Executive Officers, and Corporate Governance

The information for this Item is included in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2008, under the headings “Proposal:  Election of Directors”, “Code of Ethics,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

Item 11.

 Executive Compensation

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2008, under the heading “Compensation” and are incorporated herein by reference.

Item 12.

 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The responses to this Item are included, in part, in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2008, under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock authorized for issuance under the following equity compensation plans and agreements:

•

Coastal Banking Company, Inc. 2000 Stock Incentive Plan (the “Coastal Plan”)

•

First Capital Bank Holding Corporation 1999 Stock Incentive Plan (the “First Capital Plan’)

•

Coastal Banking Company, Inc. Stock Warrant Agreements

Equity Compensation Plan Information

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance
Equity Plans Approved by Security Holders	240,487(1)	$12.16	173,876(2)
Equity Compensation Plans Not Approved by Security Holders	184,595	8.65	-
Total	425,082	10.64	173,876

(1)

 Includes 168,586 shares subject to options issued under the Coastal Plan and 71,901 shares subject to options issued under the First Capital Plan.

(2)

Reflects shares available for issuance under the Coastal Plan.  No shares are available for issuance under the First Capital Plan.  The total number of shares authorized for issuance under the Coastal Plan automatically increases each time the Company issues additional shares of common stock, so that the aggregate number of shares authorized for issuance continues to equal 15% of the total number of outstanding shares of the Company’s common stock.  The total number of shares authorized for issuance under the Coastal Plan as of December 31, 2007 was 385,584.

Stock Option Plans

The Coastal Plan was approved by shareholders on May 23, 2000.  Coastal Banking Company, Inc. assumed the First Capital Plan in connection with the merger of First Capital Bank Holding Company with and into Coastal Banking Company, Inc. on October 1, 2005.  As a result of the merger, each outstanding option under the First Capital Plan was converted into an option to purchase Coastal Banking Company, Inc. common stock.  Coastal assumed and maintains the First Capital Plan solely to administer the options that were outstanding as of the effective time of the merger.  As of the effective time of the merger, the Company elected to discontinue the issuance of options under the First Capital Plan.

Stock Warrants

Our outstanding stock warrant agreements were not approved by shareholders.  Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $8.65 per share for each share purchased during our initial public offering. The warrants are represented by separate warrant agreements. The warrants vested in equal annual increments over the three-year period beginning on December 2, 1999 and expire on the earlier of December 2, 2009 or 120 days after the warrant holder ceases to be a director, officer or employee of the Company or Lowcountry National Bank, provided that if the warrant holder ceases to be a director, officer or employee due to death, the Company may extend the warrant holder’s right to exercise for any period through December 2, 2009. The warrants may not be assigned, transferred, pledged, or hypothecated in any way.  If the OCC or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants may be forfeited, if not immediately exercised.

Item 13.

 Certain Relationships and Related Transactions

The responses to this Item are included in the company’s Proxy Statement for the Annual Meeting of Shareholders held on May 16, 2008, under the headings “Related Party Transactions” and “Compensation” and are incorporated herein by reference.

Item 14.

 Principal Accountant Fees and Services

The responses to this Item are included in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2008, under the heading “Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Item 15.

 Exhibits

3.1	Articles of Incorporation.
3.2.	Bylaws (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form SB-2, File No. 333-86371).
4.1.	See Exhibits 3.1 and 3.2 for provisions in the company’s Articles of Incorporation and Bylaws defining the rights of holders’ of the common stock.
4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-86371).
4.3	Coastal Banking Company, Inc. Indenture dated May 18, 2004
4.4	Amended and Restated Declaration of Trust dated May 18, 2004
4.5	Guarantee Agreement, Coastal Banking Company, Inc. dated May 18, 2004
4.6	Coastal Banking Company Junior Subordinated Indenture dated June 30, 2006
4.7	Coastal Banking Company, Inc. Amended and Restated Trust Agreement, dated as of June 30, 2006.
4.8	Guarantee Agreement between Coastal Banking Company, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, dated as of June 30, 2006.
10.1	Employment Agreement dated August 12, 1999 between the company and Randolph Kohn (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-86371).*
10.2	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-86371).*

10.2.1

First Amendment to the Coastal Banking Co. Inc Form of Stock Warrant Agreement (incorporated by Reference to Exhibit 10.10 to the Registration Statement on Form S-4, File No. 333-125318, filed May 27, 2005).

10.3

Coastal Banking Company, Inc. 2000 Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Form 10-K for the period ended December 31, 2002, File No. 333-86371).*

10.4

Lease Agreement between Lowcountry National Bank and Bright O’Hare Moss Creek Partnership, dated January 14, 2003 (incorporated by reference to Exhibit 10.7 of the Form 10-K for the period ended December 31, 2002, File No. 333-86371).

10.5	Form of Lowcountry National Bank Director Deferred Fee Agreement. (incorporated by reference to Exhibit 10.5 of the Form 10-K for the period ended December 31, 2004, File No. 000-28333)*
10.6	Form of Lowcountry National Bank Executive Deferred Compensation Fee Agreement.(incorporated by reference to Exhibit 10.5 of the Form 10-K for the period ended December 31, 2004, File No. 333-86371)*
10.7	Employment Agreement dated April 6, 2005 between the company and Randolph Kohn (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, File No. 000-28333).*
10.8	Employment Agreement dated October 1, 2005 between the company and Michael Sanchez (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, File No. 000-28333).*
10.9	Salary Continuation Agreement dated April 6, 2005 between the company and Gary Horn (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, File No. 000-28333).*
10.10	Salary Continuation Agreement dated April 6, 2005 between the company and James Pate (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, File No. 000-28333).*
10.11	Salary Continuation Agreement dated October 1, 2005 between the company and Timothy Ayers (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K; File No. 000-28333)*
10.12	Salary Continuation Agreement dated October 1, 2005 between the company and Leo Deas (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K; File No. 000-28333)*
10.13	Form of Amendment to Lowcountry National Bank Director Deferred Fee Agreement*
10.14	Employment Agreement dated September 10, 2007 between the company and Paul R. Garrigues*
21.1	Subsidiaries of the Company.
23.1	Consent of Certified Public Accountant.
24.1	Power of Attorney (contained as part of the signature pages herewith).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certifications.

*               Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coastal Banking Company, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL BANKING COMPANY, INC.

By:	/s/ Michael G. Sanchez
Michael G. Sanchez
Chief Executive Officer

Date:	March 14, 2008

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

Signature	Title	Date

/s/ Ron Anderson	Director	March 19, 2008
Ron Anderson

/s/ Christina H. Bryan	Director	March 18, 2008
Christina H. Bryan

/s/ Suellen Rodeffer Garner	Chairman of the Board of	March 19, 2008
Suellen Rodeffer Garner	Directors

/s/ Paul R. Garrigues	Chief Financial Officer	March 14, 2008
Paul R. Garrigues **

/s/ Dennis O. Green	Director	March 14, 2008
Dennis O. Green

/s/ James W. Holden, Jr.	Director	March 17, 2008
James W. Holden, Jr.

/s/ Ladson F. Howell	Vice Chairman of the Board of	March 14, 2008
Ladson F. Howell	Directors

/s/ James C. Key	Director	March 14, 2008
James C. Key

/s/ Randolph C. Kohn	President and	March 14, 2008
Randolph C. Kohn	Director

/s/ Robert B. Pinkerton	Director	March 14, 2008
Robert B. Pinkerton

/s/ Michael G. Sanchez	Chief Executive Officer and Director	March 14, 2008
Michael G. Sanchez*

/s/ Edward E. Wilson	Director	March 18, 2008
Edward E. Wilson

	Director	March 19, 2008
Marshall E. Wood

*      Principal Executive Officer

**    Principal Financial and Accounting Officer