Form 10-Q
period 2008-03-31
COASTAL BANKING CO INC
filed 2008-05-12
CIK 1093897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

COASTAL BANKING COMPANY, INC.

 (Exact name of registrant as specified in its charter)

———————

South Carolina	000-28333	58-2455445
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

36 Sea Island Parkway Beaufort, SC 29907

 (Address of Principal Executive Office) (Zip Code)

(843) 522-1228

 (Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,575,560 shares of common stock, $.01 par value, were issued and outstanding on May 1, 2008.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Cash and due from banks	$4,974,197	$4,997,928
Interest-bearing deposits in banks	703,320	2,063,813
Federal funds sold	2,079,212	4,710,397
Securities available for sale, at fair value	80,922,173	87,171,416
Restricted equity securities, at cost	3,834,516	3,983,416
Loans held for sale, at fair value	30,060,125	20,553,409

Loans, net of unearned income	296,496,753	281,290,645
Less allowance for loan losses	3,605,522	3,653,017
Loans, net	292,891,231	277,637,628

Premises and equipment, net	8,103,945	8,176,488
Cash surrender value of life insurance	6,899,828	6,830,388
Intangible assets	404,457	459,144
Goodwill	10,411,914	10,411,914
Other assets	4,277,532	4,878,469

	$445,562,450	$431,574,410
Liabilities and Shareholders’ Equity
Deposits:
Non interest-bearing	$25,762,800	$25,147,412
Interest-bearing	327,775,052	320,699,704
Total deposits	353,537,852	345,847,116
Federal funds purchased and securities sold under agreements to repurchase	5,103,991	2,000,000
Other borrowings	30,372,741	26,772,798
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	2,613,251	2,990,744

Total liabilities	398,844,835	384,827,658

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares authorized;
2,525,396 and 2,570,560 shares issued and outstanding
in 2008 and 2007, respectively	25,254	25,708
Additional paid-in capital	40,045,188	40,280,395
Retained earnings	6,421,758	6,463,087
Accumulated other comprehensive income (loss)	(208,967)	(22,438)

Total shareholders’ equity	46,717,615	46,746,752

	$445,562,450	$431,574,410

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income

For the Three Months Ended March 31, 2008 and 2007

 (Unaudited)

	2008	2007
Interest income:
Interest and fees on loans	$5,408,393	$6,020,397
Interest on taxable securities	904,252	866,357
Interest on nontaxable securities	163,097	138,783
Interest on deposits in other banks	13,278	21,027
Interest on federal funds sold	77,320	249,235
	6,566,340	7,295,799

Interest expense:
Interest on deposits	3,508,329	3,563,631
Interest on other borrowings	415,289	497,109
	3,923,618	4,060,740

Net interest income	2,642,722	3,235,059

Provision for loan losses	122,500	15,000
Net interest income after provision for loan losses	2,520,222	3,220,059

Non-interest income:
Service charges on deposit accounts	170,450	107,289
Other service charges, commissions and fees	59,808	49,689
Gain on sale of SBA loans	135,856	251,540
Gain on sale of mortgage loans	739,959	91,110
Gain on sale of securities	206,811	-
Income from investment in life insurance contracts	72,111	71,383
Other income	34,594	225
	1,419,589	571,236

Non-interest expense:
Salaries and employee benefits	1,961,703	1,452,852
Net occupancy and equipment expense	297,193	239,812
Amortization of intangible assets	54,687	75,414
Other operating expense	1,027,830	787,191
	3,341,413	2,555,269

Income before income taxes	598,398	1,236,026

Income tax expense	210,625	430,940

Net income	$387,773	$805,086

Basic earnings per share	$.15	$.32

Diluted earnings per share	$.14	$.29

See accompanying notes to unaudited consolidated financial statements.

 Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

Net income	$387,773	$805,086
Other comprehensive income, net of tax:
Net unrealized holding gains arising during period	94,910	(139,663)
net of tax of $48,891 and $71,949
Reclassification adjustment for gains included in net income
net of tax of $70,316	136,495	-
Total other comprehensive income	231,405	(139,663)

Comprehensive income	$619,178	$944,749

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
Operating activities:
Net income	$387,773	$805,086
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Provision for loan losses	122,500	15,000
Depreciation, amortization and accretion	117,559	95,935
Amortization of intangible assets	54,687	75,414
Originations of mortgage loans held for sale	(122,473,180)	(6,487,033)
Proceeds from sales of mortgage loans held for sale	112,966,464	6,313,020
Increase in cash value of life insurance	(72,111)	(71,383)
Gain on sale of securities, available for sale	(206,811)	-
Gain on sale of SBA loans	(135,856)	(251,540)
Gain on sale of mortgage loans	(739,959)	(91,110)
Stock based compensation expense	43,954	4,173
Net other operating activities	922,114	(101,352)

Net cash provided (used) by operating activities	(9,012,866)	306,210

Investing activities:
Net decrease in interest-bearing deposits in banks	1,360,493	632,956
Proceeds from sale of securities available for sale	12,638,188
Proceeds from maturities of securities available for sale	7,371,279	1,645,701
Purchases of securities available for sale	(13,202,800)	(6,833,082)
Proceeds from maturities of securities held to maturity	-	473,401
Purchases of securities held to maturity	-	(5,001,034)
Net change in restricted equity securities	(151,100)	171,000
Net (increase) decrease in loans	(15,315,495)	14,939,810
Net (increase) decrease in federal funds sold	2,631,185	(9,078,242)
Purchase of premises and equipment	(45,073)	(873,065)

Net cash used by investing activities	(4,713,323)	(3,922,555)

Financing activities:
Net increase in deposits	7,690,736	18,210,664
Proceeds from other borrowings	3,600,000	-
Repayment of other borrowings	-	(5,000,000)
Net increase (decrease) in federal funds purchased and securities
sold under agreement to repurchase	3,103,991	(2,000,000)
Purchase of treasury shares to be retired	(692,269)	-

Net cash provided by financing activities	13,702,458	11,210,664

Net increase (decrease) in cash and due from banks	(23,731)	7,594,319
Cash and due from banks at beginning of period	4,997,928	4,774,561
Cash and due from banks at end of period	$4,974,197	$12,368,880

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,873,365	$4,043,813
Cash paid during the year for income taxes	$340,809	$637,701

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

Coastal Banking Company, Inc. (the “Company”) is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for Lowcountry National Bank and First National Bank of Nassau County (the “Banks”). Lowcountry National Bank commenced business on May 10, 2000. First National Bank of Nassau County began operations in 1999 and was acquired through merger on October 1, 2005.  On October 27, 2006, the Company acquired the Meigs, Georgia office of a bank in Thomas County, Georgia.  The Banks provide full commercial banking services to customers throughout Beaufort County, South Carolina; Nassau County, Florida; and Thomas County, Georgia and are subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation.  The Banks also have loan production offices in Savannah, Georgia; Charleston, South Carolina and Jacksonville, Florida, as well as a wholesale mortgage office in Atlanta, Georgia.  The Company is subject to regulation by the Federal Reserve Board of Governors. The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Trust II (“Trust II”). Both trusts are special-purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

The consolidated financial statements include the accounts of the Company and the Banks.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-K.  The financial statements as of March 31, 2008 and for the interim periods ended March 31, 2008 and 2007 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2007 Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein.  Actual results could differ from those estimates.

Note 2 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31.

For the three months ended March 31, 2008	Net income (Numerator)	Common Share (Denominator)	Per Share Amount
Basic earnings per share	$387,773	2,565,728	$.15
Effect of dilutive securities—stock options and warrants	—	123,953	(.01)
Diluted earnings per share	$387,773	2,689,681	$.14

For the three months ended March 31, 2007	Net income (Numerator)	Common Share (Denominator)	Per Share Amount
Basic earnings per share	$805,086	2,522,724	$.32
Effect of dilutive securities—stock options and warrants	—	234,472	(.03)
Diluted earnings per share	$805,086	2,757,196	$.29

Note 3 — Stock-Based Compensation

In connection with the Company’s initial public stock offering, the directors received warrants to purchase 222,705 shares of the Company’s common stock at a price of $8.65 per share of which 184,595 shares are still outstanding. The warrants vested equally over a three-year period beginning December 2, 1999 and expire on December 2, 2009 or 120 days after the warrant holder ceased to serve as a member of the board of directors. As of March 31, 2008, all of the warrants are exercisable.

The Company adopted a Stock Incentive Plan in 2000 which currently authorizes 386,334 shares of the Company’s common stock for issuance under the Plan.  The Plan provides for the total number of shares authorized for issuance under the Plan to be increased upon the issuance of new shares by the Company by an amount equal to the difference between 15% of the total outstanding shares after the issuance of the new shares and the number of shares authorized for issuance prior to the issuance of the new shares.  The Plan is administered by the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and Banks. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the Board of Directors, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five-year vesting period. As of March 31, 2008, 175,376 shares were available for grant under this Plan.

Additionally, the Company assumed the outstanding options under the 1999 First Capital Bank Holding Corporation Stock Option Plan (the “First Capital Plan”) in connection with the merger of First Capital Bank Holding Company with and into the Company on October 1, 2005.  As a result of the merger, each outstanding option under the First Capital Plan was converted into an option to purchase Coastal Banking Company, Inc. common stock.  Coastal assumed and maintains the First Capital Plan solely to administer the options that were outstanding as of the effective time of the merger.  As of the effective time of the merger, the Company elected to discontinue the issuance of options under the First Capital Plan.

On March 21, 2008, the Company granted a restricted stock award to Gary Horn, Regional President of Lowcountry National Bank, for 5,000 shares of the Company’s common stock.  The restricted stock vests in five equal annual increments on the anniversary date of the grant date of the restricted stock.  The restricted stock was granted to Mr. Horn as compensation for his service to the bank.

Note 4 — Fair Value Measurements

On January 1, 2008, the Company adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements.   This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Under this statement, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Statement No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of input that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value.

Investment Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Loans held for sale: The fair value of loans held for sale is determined, when possible, using quoted secondary market prices.  If no such quoted price exists, the fair value is based on a discounted cash flow model to estimate fair value.

Derivatives: Our derivative instruments consist of interest rate lock commitments on residential real estate loan applications and best efforts forward commitments to sell residential real estate loans.  The fair value of these derivatives is determined, when possible, using quoted secondary market prices as of the measurement date. If no such quoted prices are available, the fair value of the derivatives are determined using quoted prices for similar derivatives, adjusted for the specific attributes of our interest rate lock commitments and forward sale commitments.

Impaired Loans: Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed.  During the first quarter of 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $1,330,014 as of March 31, 2008.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

		Fair Value Measurements at March 31, 2008 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Investment securities	$80,922,173	$ -	$80,922,173	$ -
Loans held for sale	30,060,125	-	28,391,034	1,669,091
Impaired loans	1,348,351	-	-	1,348,351
Derivative asset positions	341,254	-	341,254	-
Financial liabilities
Derivative liability positions	299,839	-	299,839	-

Note 5 — Fair Value Option for Financial Assets

In February 2007 the Financial Accounting Standards Board issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  FASB Statement No. 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet.

On January 1, 2008 the Company elected to apply Statement 159 to its portfolio of residential mortgage loans held for sale (“MHFS”), and to carry these assets at fair value.  Fair value is based on independent quoted market prices, where available, or the prices of other mortgage whole loans with similar characteristics.  Nearly all of the Company’s MHFS are valued based on these Level 2 inputs.  For a minor portion or our MHFS where market pricing data is not available, we use a discounted cash flow model to estimate fair value and, accordingly report these loans based on Level 3 inputs.

Note 6 – Subsequent Event

On April 30, 2008, Mr. Randolph C. Kohn, the CEO of Lowcountry National Bank and President of Coastal Banking Company announced his retirement.  Mr. Kohn's retirement benefits are still in the process of being finalized, however we expect that these benefits will result in a pre-tax charge to current operations in May 2008 in the range of $475,000 to $500,000.

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

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007 and also analyzes our financial condition as of March 31, 2008 as compared to December 31, 2007.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2007, as filed on our annual report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Results of Operations

Net Interest Income

Our level of net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin.  For the quarter ended March 31, 2008, net interest income totaled $2,643,000 as compared to $3,235,000 for the quarter ended March 31, 2007 for a decrease of $592,000.  Total interest income decreased by $730,000, or 10%, to $6,566,000 for the three months ended March 31, 2008 compared to $7,296,000 for the three months ended March 31, 2007.  Interest and fees on loans decreased by $612,000, or 10%, to $5,408,000 in the three months ended March 31, 2008 from $6,020,000 in the three months ended March 31, 2007.  Total interest expense decreased by $137,000, or 3%, to $3,924,000 for the three months ended March 31, 2008 compared to $4,061,000 for the same period in 2007.  The decrease in net interest income is due to an immediate decrease in the rate earned on a substantial portion of our interest-earning assets following interest rate cuts by the Federal Reserve during the first quarter of 2008, which was partially offset by a gradual decrease in the rate paid for interest-earning liabilities.  The net interest margin realized on earning assets and the interest rate spread were 2.61% and 2.15%, respectively, for the three months ended March 31, 2008.  The net interest margin and the interest rate spread were 3.32% and 2.77%, respectively, for the three months ended March 31, 2007.

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the company’s net interest income in general terms during periods of movement in interest rates.  In general, if the company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period.  In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities.  Although it can be used as a general predictor, gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time.  At March 31, 2008, the Company, as measured by gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is liability sensitive when measured at three months and also liability sensitive when cumulatively measured at one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The company also forecasts its sensitivity to interest rate changes using modeling software.   For more information on asset-liability management, see the annual report on Form 10-K filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating income that management believes is necessary to maintain the allowance for possible loan losses at an adequate level.  The provision charged to expense was $122,500 for the three months ended March 31, 2008, as compared to $15,000 for the three months ended March 31, 2007.  The increase in the provision for the year is related to the increase in the loan portfolio and by management’s assessment of problem loans in the portfolio.  The loan portfolio, net of loan losses, increased by $15,254,000 during the three months ended March 31, 2008 from $277,638,000 at December 31, 2007.  The allowance for loan losses totaled $3,606,000, or 1.22% of gross loans outstanding at March 31, 2008, as compared to $3,653,000, or 1.30% of gross loans outstanding at December 31, 2007.  The decrease in the allowance as a percent of gross loans outstanding is due to a combination of a $170,000 charge off against the reserve and the impact of additions to the reserve for portfolio loan growth at a rate of 0.80% of the balance of loans added to the portfolio.  The majority of the loans added to the portfolio during the three months ended March 31, 2008 were residential real estate loans, which have a lower risk profile than other loan types.  This lower risk profile of loans added to the portfolio along with other qualitative factors were involved in management’s assessment of risk in the loan portfolio as the basis to determine an appropriate level of additional loss provision for portfolio growth.

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

Noninterest Income

Noninterest income for the three months ended March 31, 2008 totaled $1,420,000, as compared to $571,000 for the three months ended March 31, 2007.  The largest increase was in gains on mortgage loans sold, which increased $649,000 to $740,000 for the quarter ended March 31, 2008 compared to $91,000 for the same period of 2007.  Also, during the first quarter of 2008 sales of securities available for sale contributed a non-recurring gain of $207,000.

This dramatic increase to gains on mortgage loans sold reflects the success of the Company’s wholesale mortgage lending division which started operations in September 2007.  During the three months ended March 31, 2008, the division funded $115.3 million and sold $107.1 million of residential real estate mortgage loans.  As of March 31, 2008 the division had a total of $40.6 million of loans in process with interest rate lock commitments.  Typically we expect between 60% and 70% of these loans to be approved and funded in the next 30 days.  We have entered into best efforts forward sales commitments for all these loans in process in order to eliminate any interest rate risk.  For more information on wholesale mortgage banking, see the annual report on Form 10-K filed with the Securities and Exchange Commission.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2008 was $3,341,000, as compared to $2,555,000 for the same period in 2007, primarily as a result of the addition of the wholesale mortgage division in Atlanta.  Salary and benefits expense increased $524,000 due to salary expenses related to our new branch in Atlanta and higher health insurance costs during the period.  Other operating expenses were $1,028,000 for the three months ended March 31, 2008, as compared to $787,000 for the three months ended March 31, 2007.

Income Taxes

The income tax expense for the three months ended March 31, 2008 was $211,000 compared to an income tax expense of $431,000 for the same period in 2007.  The effective tax rate was 35% for the three months ended March 31, 2008 and 35% for the three month period of 2007.

Net Income

The combination of the above factors resulted in net income of $388,000 for the three months ended March 31, 2008, compared to net income for the three months ended March 31, 2007 of $805,000.  Basic earnings per share were $.15 for the three months ended March 31, 2008, compared to $.32 for the three months ended March 31, 2007.  In 2008, diluted earnings per share totaled $.14 for the three months ended March 31, 2008, compared to $.29 per share for the three month period ended March 31, 2007.

Financial Condition

During the first three months of 2008, total assets increased $13,988,000, or 3.24%, when compared to December 31, 2007. The primary source of growth in assets was in the loan portfolio, which increased $15,206,000, or 5.41%, during the first three months of 2008.  Loans held for sale also increased $9,507,000, or 46.25%, during the first quarter of 2008. During the first three months of 2008, total liabilities increased $14,017,000, or 3.64%, when compared to December 31, 2007. The primary source of growth in liabilities was total deposits, which increased $7,691,000, or 2.22%, from the December 31, 2007 amount of $345,847,000.

Investment Securities

Investment securities available for sale decreased to $80,922,000 at March 31, 2008 from $87,171,000 at December 31, 2007.  The decrease in investment securities was due to sales, calls and maturities during the first quarter.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $8,104,000 at March 31, 2008.  The decrease of $73,000 from the December 31, 2007 amount of $8,176,000 was due to depreciation.

Loans

Gross loans totaled $296,497,000 at March 31, 2008, an increase of $15,206,000, or 5.41%, since December 31, 2007.  The largest increase in loans was in real estate-mortgage residential loans, which increased $8,621,000, or 12.54%, to $77,393,000 at March 31, 2008.  Balances within the major loans receivable categories as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
Commercial and financial	$10,868,000	$10,235,000
Agricultural	176,000	519,000
Real estate – construction	133,382,000	129,607,000
Real estate – mortgage, farmland	94,000	94,000
Real estate – mortgage, residential	77,393,000	68,772,000
Real estate – mortgage, commercial	69,345,000	68,281,000
Consumer installment loans	4,647,000	2,626,000
Other	592,000	1,157,000
Gross loans	$296,497,000	$281,291,000

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31, 2008	December 31, 2007

Loans: Nonaccrual loans	$1,929,000	$2,018,000

Accruing loans more than 90 days past due	$4,000	$69,000

Other real estate and repossessions	$171,000	$319,000

Other loans identified by internal review mechanism
Impaired	$1,633,000	$1,561,000

Activity in the Allowance for Loan Losses is as follows:

	March 31,
	2008	2007
Balance, January 1,	$3,653,017	3,474,640
Provision for loan losses for the period	122,500	15,000
Net loans (charged off) recovered for the period	(169,995)	(31,444)

Balance, end of period	$3,605,522	$3,458,196

Gross loans outstanding, end of period	$296,891,231	$276,848,692

Allowance for loan losses to gross loans outstanding	1.22%	1.25%

Deposits

At March 31, 2008, total deposits increased by $7,691,000, or 2.22%, from December 31, 2007.  Noninterest-bearing demand deposits increased $615,000, or 2.45%, and interest-bearing deposits increased $7,075,000, or 2.21%.  Of the $127,984,000 in certificates of deposit $100,000 and over at March 31, 2008, $19,339,000 were brokered deposits.  Of the $91,458,000 of other time deposits outstanding at March 31, 2008, $2,822,000 were brokered deposits. These are issued in individual’s names and in the names of trustees with balances participated out to others.

Balances within the major deposit categories as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
Noninterest-bearing demand deposits	$25,763,000	$25,147,000
Interest-bearing demand deposits	105,304,000	102,674,000
Savings deposits	3,029,000	2,952,000
Certificates of deposit $100,000 and over	127,984,000	124,595,000
Other time deposits	91,458,000	90,479,000
	$353,538,000	$345,847,000

FHLB Advances

At March 31, 2008, the Company had advances outstanding from the FHLB in the amount of $30,372,741.  Advances outstanding are shown in the following table:

	FHLB Advances Outstanding
Type Advance	Balance	Interest Rate	Maturity Date	Convertible Date
Fixed rate	$1,000,000	5.02%	February 17, 2009
Fixed rate	5,000,000	5.65%	June 1, 2011
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	September 8, 2008
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	June 7, 2008
Variable rate	5,900,000	3.00%
Less purchase accounting adjustments	(27,259)
Total	$30,372,741	4.13%

Junior Subordinated Debentures

In May 2004, Coastal Banking Company Statutory Trust I issued $3.0 million of trust preferred securities with a maturity of July 23, 2034.  In accordance with FASB Interpretation Number (“FIN”) 46(R), the Trust has not been consolidated in the Company’s financial statements.  The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $3,093,000 of the Company’s junior subordinated debentures, which pay interest at a floating rate equal to 3 month LIBOR plus 275 basis points.  The Company used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to Lowcountry National Bank.  The debentures represent the sole asset of the Trust.

In June 2006, Coastal Banking Company Statutory Trust II issued $4.0 million of trust preferred securities with a maturity of September 30, 2036.  In accordance with FASB Interpretation Number (“FIN”) 46(R), the Trust has not been consolidated in the Company’s financial statements.  The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $4,124,000 of the Company’s junior subordinated debentures, which pay interest at a fixed rate of 7.18% until September 30, 2011 and a variable rate thereafter equal to 3 month LIBOR plus 160 basis points.  The Company used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to the Banks.  The debentures represent the sole asset of the Trust.

For more information, see our 10-K for the year ended December 31, 2007.

Liquidity and Capital Resources

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.  Our liquidity needs include items such as the funding of loans and purchases of operating assets.  We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.  The level of liquidity is measured by the loan-to-total deposit ratio which was 84% at March 31, 2006 and 81% at December 31, 2007.

Off-Balance Sheet Arrangements

The Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and loans sold with representations and warranties. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contractual amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments.

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

In addition to EPD claims, the representations and warranties in our loan sale agreements also provide that we will indemnify the investors for losses or costs on loans we sell under certain limited conditions.  Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal.  In connection with the start up of the wholesale lending division, the Banks have established a reserve for costs related to potential indemnification costs and EPD claims.  The balance in this indemnification reserve was $67,000 at March 31, 2008 and there have been no claims or charges against this reserve since it was established in September 2007, accordingly management does not anticipate any material exposure in connection with loan sale indemnification or EPD claims.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2008:

Commitments to extend credit	$48,759,000
Loans sold with representations and warranties	$133,527,000
Standby letters of credit	$588,000

Contractual Obligations

Summarized below are our contractual obligations as of March 31, 2008.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Federal Home Loan Bank of Atlanta Advances	$30,372,741	$5,900,000	$1,000,000	$6,500,000	$16,972,741
Operating Lease Obligations	566,205	227,640	280,012	58,553	-
Junior Subordinated Debentures	7,217,000	-	-	-	7,217,000
	$38,155,946	$6,127,640	$1,280,012	$6,558,553	$24,189,741

Capital Resources

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, plus a limited amount of trust preferred securities and minus certain intangible assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations.  We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.  At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

At March 31, 2008, total shareholders’ equity was $46.7 million at the holding company, $18.0 million at Lowcountry National Bank, and $33.5 million at First National Bank of Nassau County.  At March 31, 2008, Tier 1 risk-based capital ratio was 13.20% consolidated, 12.37% at Lowcountry National Bank, and 12.61% at First National Bank of Nassau County.  Total risk-based capital ratio was 14.33% consolidated, 13.53% at Lowcountry National Bank, and 13.73% at First National Bank of Nassau County.  Tier 1 leverage ratio was 10.07% consolidated, 9.50% at Lowcountry National Bank, and 9.54% at First National Bank of Nassau County.  The Banks were considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1. Description of Business" under the heading "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 21, 2008, the Company granted a restricted stock award to Gary Horn, Regional President of Lowcountry National Bank, for 5,000 shares of the Company’s common stock.  The restricted stock vests in five equal annual increments on the anniversary date of the grant date of the restricted stock.  The restricted stock was granted to Mr. Horn as compensation for his service to the bank.

The following table sets forth information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2008.

Month	Total Number or Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased under a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased under the Program
March 2008	50,164	13.80	50,164	78,364

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibits

10.1

Executive Supplemental Retirement Income Agreement for Michael Sanchez dated October 20, 2004.

10.2

Restricted Stock Award between Coastal Banking Company, Inc and Gary Horn dated March 21, 2008.

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

COASTAL BANKING COMPANY, INC.

Date: May 9, 2008	By:	/s/ MICHAEL G. SANCHEZ
Michael G. Sanchez Chief Executive Officer

Date: May 9, 2008	By:	/s/ PAUL R. GARRIGUES
Paul R. Garrigues Chief Financial Officer

INDEX TO EXHIBITS

Exhibit

Number

Description

10.1

Executive Supplemental Retirement Income Agreement for Michael Sanchez dated October 20, 2004.

10.2

Restricted Stock Award between Coastal Banking Company, Inc and Gary Horn dated March 21, 2008.

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