Form 10-Q/A
period 2008-03-31
COASTAL BANKING CO INC
filed 2008-06-26
CIK 1093897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

AMENDMENT NO. 1

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

2,525,396 shares of common stock, $.01 par value, were issued and outstanding on May 1, 2008.

Explanatory Note

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the  Coastal Banking Company Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission (“SEC”) on May 12, 2008.  We are filing this Form 10-Q/A to restate our financial statements for the quarter ended March 31, 2008 to reflect:

(1)

an intercompany elimination entry related to the purchase and sale of $2,000,917 of Federal Funds between our two subsidiary banks;

(2)

a reclassification of $14,703 from occupancy expense to compensation expense;

(3)

accumulated other comprehensive income as a gain of $208,967 as opposed to a loss of the same amount;

(4)

the corrected amount of retained earnings, which was previously understated by $16,468; and

(5)

the actual cost of Randolph C. Kohn’s retirement benefits in the subsequent event footnote

Neither net income after tax nor earnings per share as reported in the original Form 10-Q was affected by any of the foregoing changes reflected in the restated financial statements.

We have also corrected the number of outstanding shares of the Company’s common stock reported on the cover page of the Form 10-Q/A to 2,525,396 from 2,575,560.  Additionally, we have corrected the amount of gross loans outstanding as of March 31, 2008 to $296,497,000 in the Activity in the Allowance for Loan Losses chart appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the convenience of the reader, this Form 10-Q/A includes all of the information contained in the original report on Form 10-Q, and no attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement and as described above. The Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q. Information not affected by the restatement or as described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 12, 2008. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

•

Part I – Item 1 – Financial Statements;

•

Part I – Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations;

Pursuant to SEC Rule 12b-15, in connection with this filing, the Company is filing updated exhibits 31.1, 31.2, 32.1 and 32.2.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Cash and due from banks	$4,974,197	$4,997,928
Interest-bearing deposits in banks	703,320	2,063,813
Federal funds sold	78,295	4,710,397
Securities available for sale, at fair value	80,922,173	87,171,416
Restricted equity securities, at cost	3,834,516	3,683,416
Loans held for sale, at fair value	30,060,125	20,553,409

Loans, net of unearned income	296,496,753	281,290,645
Less allowance for loan losses	3,605,522	3,653,017
Loans, net	292,891,231	277,637,628

Premises and equipment, net	8,103,945	8,176,488
Cash surrender value of life insurance	6,899,828	6,830,388
Intangible assets	404,457	459,144
Goodwill	10,411,914	10,411,914
Other assets	4,277,532	4,878,469

	$443,561,533	$431,574,410
Liabilities and Shareholders’ Equity
Deposits:
Non interest-bearing	$25,762,800	$25,147,412
Interest-bearing	327,775,052	320,699,704
Total deposits	353,537,852	345,847,116
Federal funds purchased and securities sold under agreements to repurchase	3,103,074	2,000,000
Other borrowings	30,372,741	26,772,798
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	2,613,251	2,990,744

Total liabilities	396,843,918	384,827,658

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares authorized;
2,525,396 and 2,570,560 shares issued and outstanding
in 2008 and 2007, respectively	25,254	25,708
Additional paid-in capital	40,045,188	40,280,395
Retained earnings	6,438,206	6,463,087
Accumulated other comprehensive income (loss)	208,967	(22,438)

Total shareholders’ equity	46,717,615	46,746,752

	$443,561,533	$431,574,410

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income

For the Three Months Ended March 31, 2008 and 2007

 (Unaudited)

	2008	2007
Interest income:
Interest and fees on loans	$5,408,393	$6,020,397
Interest on taxable securities	904,252	866,357
Interest on nontaxable securities	163,097	138,783
Interest on deposits in other banks	13,278	21,027
Interest on federal funds sold	76,403	249,235
	6,565,423	7,295,799

Interest expense:
Interest on deposits	3,508,329	3,563,631
Interest on other borrowings	414,372	497,109
	3,922,701	4,060,740

Net interest income	2,642,722	3,235,059

Provision for loan losses	122,500	15,000
Net interest income after provision for loan losses	2,520,222	3,220,059

Non-interest income:
Service charges on deposit accounts	170,450	107,289
Other service charges, commissions and fees	59,808	49,689
Gain on sale of SBA loans	135,856	251,540
Gain on sale of mortgage loans	739,959	91,110
Gain on sale of securities	206,811	-
Income from investment in life insurance contracts	72,111	71,383
Other income	34,594	225
	1,419,589	571,236

Non-interest expense:
Salaries and employee benefits	1,976,406	1,452,852
Net occupancy and equipment expense	282,490	239,812
Amortization of intangible assets	54,687	75,414
Other operating expense	1,027,830	787,191
	3,341,413	2,555,269

Income before income taxes	598,398	1,236,026

Income tax expense	210,625	430,940

Net income	$387,773	$805,086

Basic earnings per share	$.15	$.32

Diluted earnings per share	$.14	$.29

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

Net income	$387,773	$805,086
Other comprehensive income, net of tax:
Net unrealized holding gains arising during period	94,910	139,663
net of tax of $48,891 and $71,949
Reclassification adjustment for gains included in net income
net of tax of $70,316	136,495	-
Total other comprehensive income	231,405	139,663

Comprehensive income	$619,178	$944,749

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
Operating activities:
Net income	$387,773	$805,086
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Provision for loan losses	122,500	15,000
Depreciation, amortization and accretion	117,559	95,935
Amortization of intangible assets	54,687	75,414
Originations of mortgage loans held for sale	(122,473,180)	(6,487,033)
Proceeds from sales of mortgage loans held for sale	112,966,464	6,313,020
Increase in cash value of life insurance	(72,111)	(71,383)
Gain on sale of securities, available for sale	(206,811)	-
Gain on sale of SBA loans	(135,856)	(251,540)
Gain on sale of mortgage loans	(739,959)	(91,110)
Stock based compensation expense	43,954	4,173
Net other operating activities	922,114	(101,352)

Net cash provided (used) by operating activities	(9,012,866)	306,210

Investing activities:
Net decrease in interest-bearing deposits in banks	1,360,493	632,956
Proceeds from sale of securities available for sale	12,638,188
Proceeds from maturities of securities available for sale	7,371,279	1,645,701
Purchases of securities available for sale	(13,202,800)	(6,833,082)
Proceeds from maturities of securities held to maturity	-	473,401
Purchases of securities held to maturity	-	(5,001,034)
Net change in restricted equity securities	(151,100)	171,000
Net (increase) decrease in loans	(15,315,495)	14,939,810
Net (increase) decrease in federal funds sold	4,632,102	(9,078,242)
Purchase of premises and equipment	(45,073)	(873,065)

Net cash used by investing activities	(2,712,406)	(3,922,555)

Financing activities:
Net increase in deposits	7,690,736	18,210,664
Proceeds from other borrowings	3,600,000	-
Repayment of other borrowings	-	(5,000,000)
Net increase (decrease) in federal funds purchased and securities
sold under agreement to repurchase	1,103,074	(2,000,000)
Purchase of treasury shares to be retired	(692,269)	-

Net cash provided by financing activities	11,701,541	11,210,664

Net increase (decrease) in cash and due from banks	(23,731)	7,594,319
Cash and due from banks at beginning of period	4,997,928	4,774,561
Cash and due from banks at end of period	$4,974,197	$12,368,880

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,873,365	$4,043,813
Cash paid during the year for income taxes	$340,809	$637,701

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

Note 6 – Subsequent Event

On April 30, 2008, Mr. Randolph C. Kohn, the CEO of Lowcountry National Bank and President of Coastal Banking Company announced his retirement.  Mr. Kohn's retirement benefits resulted in a pre-tax charge of $511,000 to current operations in May 2008.

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

Results of Operations

Net Interest Income

Our level of net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin.  For the quarter ended March 31, 2008, net interest income totaled $2,643,000 as compared to $3,235,000 for the quarter ended March 31, 2007 for a decrease of $592,000.  Total interest income decreased by $731,000, or 10%, to $6,565,000 for the three months ended March 31, 2008 compared to $7,296,000 for the three months ended March 31, 2007.  Interest and fees on loans decreased by $612,000, or 10%, to $5,408,000 in the three months ended March 31, 2008 from $6,020,000 in the three months ended March 31, 2007.  Total interest expense decreased by $138,000, or 3%, to $3,923,000 for the three months ended March 31, 2008 compared to $4,061,000 for the same period in 2007.  The decrease in net interest income is due to an immediate decrease in the rate earned on a substantial portion of our interest-earning assets following interest rate cuts by the Federal Reserve during the first quarter of 2008, which was partially offset by a gradual decrease in the rate paid for interest-earning liabilities.  The net interest margin realized on earning assets and the interest rate spread were 2.61% and 2.15%, respectively, for the three months ended March 31, 2008.  The net interest margin and the interest rate spread were 3.32% and 2.77%, respectively, for the three months ended March 31, 2007.

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

Financial Condition

During the first three months of 2008, total assets increased $11,987,000, or 2.78%, when compared to December 31, 2007. The primary source of growth in assets was in the loan portfolio, which increased $15,206,000, or 5.41%, during the first three months of 2008.  Loans held for sale also increased $9,507,000, or 46.25%, during the first quarter of 2008. During the first three months of 2008, total liabilities increased $12,016,000, or 3.12%, when compared to December 31, 2007. The primary source of growth in liabilities was total deposits, which increased $7,691,000, or 2.22%, from the December 31, 2007 amount of $345,847,000.

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

Loans

Gross loans totaled $296,497,000 at March 31, 2008, an increase of $15,206,000, or 5.41%, since December 31, 2007.  The largest increase in loans was in real estate-mortgage residential loans, which increased $8,621,000, or 12.54%, to $77,393,000 at March 31, 2008.  Balances within the major loans receivable categories as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
Commercial and financial	$10,868,000	$10,235,000
Agricultural	176,000	519,000
Real estate – construction	133,382,000	129,607,000
Real estate – mortgage, farmland	94,000	94,000
Real estate – mortgage, residential	77,393,000	68,772,000
Real estate – mortgage, commercial	69,345,000	68,281,000
Consumer installment loans	4,647,000	2,626,000
Other	592,000	1,157,000
Gross loans	$296,497,000	$281,291,000

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31, 2008	December 31, 2007

Loans: Nonaccrual loans	$1,929,000	$2,018,000

Accruing loans more than 90 days past due	$4,000	$69,000

Other real estate and repossessions	$171,000	$319,000

Other loans identified by internal review mechanism
Impaired	$1,633,000	$1,561,000

Activity in the Allowance for Loan Losses is as follows:

	March 31,
	2008	2007
Balance, January 1,	$3,653,000	$3,475,000
Provision for loan losses for the period	123,000	15,000
Net loans (charged off) recovered for the period	(170,000)	(32,000)

Balance, end of period	$3,606,000	$3,458,000

Gross loans outstanding, end of period	$296,497,000	$276,849,000

Allowance for loan losses to gross loans outstanding	1.22%	1.25%

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

Liquidity and Capital Resources

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.  Our liquidity needs include items such as the funding of loans and purchases of operating assets.  We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.  The level of liquidity is measured by the loan-to-total deposit ratio which was 84% at March 31, 2008 and 81% at December 31, 2007.

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

31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL BANKING COMPANY, INC.

Date: June 26, 2008	By:	/s/ MICHAEL G. SANCHEZ
Michael G. Sanchez Chief Executive Officer

Date: June 26, 2008	By:	/s/ PAUL R. GARRIGUES
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