Form 10-Q
period 2008-06-30
COASTAL BANKING CO INC
filed 2008-08-13
CIK 1093897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

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

2,568,707 shares of common stock, $.01 par value, were issued and outstanding on August 11, 2008.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Coastal Banking Company

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Cash and due from banks	$4,660,264	$4,997,928
Interest-bearing deposits in banks	478,904	2,063,813
Federal funds sold	3,528,531	4,710,397
Securities available for sale, at fair value	76,755,360	87,171,416
Restricted equity securities, at cost	4,228,316	3,683,416
Loans held for sale, at fair value	17,846,592	14,453,709

Loans, net of unearned income	307,861,265	281,290,645
Less allowance for loan losses	4,503,374	3,653,017
Loans, net	303,357,891	277,637,628

Premises and equipment, net	8,016,088	8,176,488
Cash surrender value of life insurance	6,967,146	6,830,388
Intangible assets	349,770	459,144
Goodwill	10,411,914	10,411,914
Other assets	11,027,643	10,978,169

	$447,628,419	$431,574,410
Liabilities and Shareholders’ Equity
Deposits:
Non interest-bearing	$24,566,551	$25,147,412
Interest-bearing	329,038,162	320,699,704
Total deposits	353,604,713	345,847,116
Securities sold under agreements to repurchase	-	2,000,000
Other borrowings	37,572,687	26,772,798
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	3,290,380	2,990,744

Total liabilities	401,684,780	384,827,658

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	––	––
Common stock, $.01 par value; 10,000,000 shares authorized;
2,568,707 and 2,570,560 shares issued and
outstanding in 2008 and 2007, respectively	25,687	25,708
Additional paid-in capital	40,459,147	40,280,395
Retained earnings	5,860,850	6,463,087
Accumulated other comprehensive loss	(402,045)	(22,438)

Total shareholders’ equity	45,943,639	46,746,752
	$447,628,419	$431,574,410

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company

Consolidated Statements of Income (Loss)

For the Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$5,197,769	$5,856,042	$10,606,162	$11,876,438
Interest on taxable securities	846,349	1,036,593	1,750,596	1,902,950
Interest on nontaxable securities	162,659	159,702	325,758	298,485
Interest on deposits in other banks	6,387	21,795	19,667	42,822
Interest on federal funds sold	20,349	207,857	96,753	457,093
	6,233,513	7,281,989	12,798,936	14,577,788

Interest expense:
Interest on deposits	3,183,826	3,652,840	6,692,156	7,216,468
Interest on other borrowings	472,899	431,493	887,272	928,604
	3,656,725	4,084,333	7,579,428	8,145,072

Net interest income	2,576,788	3,197,656	5,219,508	6,432,716

Provision for loan losses	896,251	––	1,018,751	15,000
Net interest income after provision for loan losses	1,680,537	3,197,656	4,200,757	6,417,716

Non-interest income:
Service charges on deposit accounts	184,156	108,876	354,610	216,164
Other service charges, commissions and fees	62,305	55,104	122,116	104,794
Gain on sale of mortgage loans	847,942	76,059	1,620,354	167,168
Gain on sale of SBA loans	137,951	152,601	273,808	404,141
Gain (loss) on sale of securities available for sale	––	(5,559)	206,811	(5,559)
Income from investment in life insurance contracts	70,013	70,463	142,125	141,845
Other income	2,425	14,190	4,558	14,417
	1,304,792	471,734	2,724,382	1,042,970

Non-interest expense:
Salaries and employee benefits	2,502,452	1,478,542	4,478,859	2,931,394
Net occupancy and equipment expense	299,334	282,676	581,825	532,424
Amortization of intangible assets	54,687	75,414	109,374	150,828
Data processing fees	228,130	188,721	442,924	404,412
Legal, audit and other professional fees	260,510	150,165	494,891	286,837
Advertising fees	72,498	85,406	138,366	142,027
Other operating expense	616,699	387,630	1,129,483	755,900
	4,034,310	2,648,554	7,375,722	5,203,822

Income (loss) before income taxes	(1,048,981)	1,020,836	(450,583)	2,256,864

Income tax expense (benefit)	(471,625)	355,731	(261,000)	786,671

Net income (loss)	$(577,356)	$665,105	$(189,583)	$1,470,193

Basic earnings (loss) per share	$(.23)	$.25	$(.07)	$.58
Diluted earnings (loss) per share	$(.23)	$.23	$(.07)	$.54

See accompanying notes to unaudited consolidated financial statements

Coastal Banking Company

Consolidated Statements of Comprehensive Income (Loss)

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007

Net income (loss)	$(189,583)	$1,470,193
Other comprehensive income (loss), net of tax:
Net unrealized holding losses arising during period,
net of tax benefit of $125,240 and $355,893	(243,112)	(690,855)
Reclassification adjustment for (gains) losses included in
net income, net of tax (benefit) of $70,316 and $(1,890)	(136,495)	3,669
Other comprehensive loss	(379,607)	(687,186)

Comprehensive income (loss)	$(569,190)	$783,007

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
Operating activities:
Net income (loss)	$(189,583)	$1,470,193
Adjustments to reconcile net income (loss) to
net cash provided by (used) in operating activities:
Provision for loan losses	1,018,751	15,000
Depreciation, amortization and accretion	232,751	204,881
Amortization of intangible assets	109,374	150,828
Originations of mortgage loans held for sale	(252,613,497)	(13,461,981)
Proceeds from sales of mortgage loans held for sale	255,320,314	14,037,714
(Gain) loss on sale of securities available for sale	(206,811)	5,559
Gain on sale of loans	(1,894,162)	(404,141)
Increase in cash surrender value life insurance	(142,125)	(141,845)
Stock based compensation expense	83,707	12,543
Net other operating activities	(3,779,326)	(607,754)

Net cash provided by (used) in operating activities	(2,060,607)	1,280,997

Investing activities:
Net decrease in interest-bearing deposits in banks	1,584,909	20,863
Proceeds from maturities of securities available for sale	10,612,317	3,081,758
Proceeds from sales of securities available for sale	12,638,188	2,443,765
Purchases of securities available for sale	(13,202,800)	(26,350,160)
Proceeds from maturities of securities held to maturity	––	1,009,248
Purchases of securities held to maturity	––	(5,001,034)
Net change in restricted equity securities	(544,900)	42,301
Net (increase) decrease in loans	(26,678,406)	10,233,033
Net decrease in federal funds sold	1,181,866	15,013,782
Purchase of premises and equipment	(108,198)	(1,072,086)

Net cash used in investing activities	(14,517,024)	(578,530)

Financing activities:
Net increase in deposits	7,757,597	6,005,774
Net decrease in securities sold under agreements to repurchase	(2,000,000)	(2,000,000)
Purchase of treasury shares to be retired	(692,269)	––
Proceeds from other borrowings	13,100,000	1,900,000
Repayments of other borrowings	(2,300,000)	(5,000,000)
Proceeds from exercise of stock options	374,639	187,238

Net cash provided by financing activities	16,239,967	1,093,012

Net increase (decrease) in cash and due from banks	(337,664)	1,795,479

Cash and due from banks at beginning of period	4,997,928	4,774,561

Cash and due from banks at end of period	$4,660,264	$6,570,040

Supplemental Information:
Taxes paid	$386,809	$1,019,701
Interest paid	$7,696,054	$8,214,405

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

Coastal Banking Company, Inc. (the “Company”) is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for Lowcountry National Bank and First National Bank of Nassau County (the “Banks”).  Lowcountry National Bank commenced business on May 10, 2000.  First National Bank of Nassau County began operations in 1999 and was acquired through merger on October 1, 2005.  On October 27, 2006, the Company acquired the Meigs, Georgia office of a bank in Thomas County, Georgia.  The Banks provide full commercial banking services to customers throughout Beaufort County, South Carolina; Nassau County, Florida; and Thomas County, Georgia and are subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation.  The Banks also have loan production offices in Savannah, Georgia, Charleston, South Carolina and Jacksonville, Florida, as well as a wholesale mortgage office in Atlanta, Georgia.  The Company is subject to regulation by the Federal Reserve Board of Governors.  The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

The consolidated financial statements include the accounts of the Company and the Banks. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-K.  The financial statements as of June 30, 2008 and for the interim periods ended June 30, 2008 and 2007 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2007 Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein.  Actual results could differ from those estimates.

Note 2 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30.

For the three months ended June 30, 2008	Net income (loss) (Numerator)	Common Share (Denominator)	Per Share Amount
Basic earnings per share	$(577,356)	2,540,150	$(.23)
Effect of dilutive securities—stock options and Warrants	—	—	—
Diluted earnings per share	$(577,356)	2,540,150	$(.23)

For the three months ended June 30, 2007	Net income (Numerator)	Common Share (Denominator)	Per Share Amount
Basic earnings per share	$665,105	2,648,860	$.25
Effect of dilutive securities—stock options and Warrants	—	246,195	(.02)
Diluted earnings per share	$665,105	2,895,055	$.23

For the six months ended June 30, 2008	Net income (loss) (Numerator)	Common Share (Denominator)	Per Share Amount
Basic earnings per share	$(189,583)	2,552,939	$(.07)
Effect of dilutive securities—stock options and Warrants	—	—	—
Diluted earnings per share	$(189,583)	2,552,939	$(.07)

For the six months ended June 30, 2007	Net income (Numerator)	Common Share (Denominator)	Per Share Amount
Basic earnings per share	$1,470,193	2,530,857	$.58
Effect of dilutive securities—stock options and Warrants	—	216,864	(.04)
Diluted earnings per share	$1,470,193	2,747,721	$.54

Note 3 — Stock-Based Compensation

In connection with the Company’s initial public stock offering, the directors received warrants to purchase 222,705 shares of the Company’s common stock at a price of $8.65 per share of which 184,595 shares are still outstanding. The warrants vested equally over a three-year period beginning December 2, 1999 and expire on December 2, 2009 or 120 days after the warrant holder ceased to serve as a member of the board of directors. As of June 30, 2008, all of the warrants are exercisable.

The Company adopted a Stock Incentive Plan in 2000 which currently authorizes 385,306 shares of the Company’s common stock for issuance under the Plan.  The Plan provides for the total number of shares authorized for issuance under the Plan to be increased upon the issuance of new shares by the Company by an amount equal to the difference between 15% of the total outstanding shares after the issuance of the new shares and the number of shares authorized for issuance prior to the issuance of the new shares.  The Plan is administered by the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and Banks. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the Board of Directors, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five-year vesting period. As of June 30, 2008, 175,698 shares were available for grant under this Plan.

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

Investment Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

Loans held for sale: The fair value of loans held for sale is determined, when possible, using quoted secondary market prices.  If no such quoted price exists, the fair value is based on a discounted cash flow model to estimate fair value.

Derivatives: Our derivative instruments consist of interest rate lock commitments on residential real estate loan applications and mandatory or best efforts forward commitments to sell residential real estate loans.  The fair value of these derivatives is determined, when possible, using quoted secondary market prices as of the measurement date. If no such quoted prices are available, the fair value of the derivatives are determined using quoted prices for similar derivatives, adjusted for the specific attributes of our interest rate lock commitments and forward sale commitments.

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

		Fair Value Measurements at June 30, 2008 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Investment securities	$76,755,360	$-	$76,755,360	$-
Loans held for sale	17,846,592	-	16,748,507	1,098,085
Impaired loans	1,345,651	-	-	1,345,651
Derivative asset positions	762,391	-	762,391	-
Financial liabilities
Derivative liability positions	611,851	-	611,851	-

Note 5 — Fair Value Option for Financial Assets

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  FASB Statement No. 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet.

On January 1, 2008, the Company elected to apply Statement 159 to its portfolio of residential mortgage loans held for sale (“MHFS”), and to carry these assets at fair value.  Fair value is based on independent quoted market prices, where available, or the prices of other mortgage whole loans with similar characteristics.  Nearly all of the Company’s MHFS are valued based on these Level 2 inputs.  For a minor portion or our MHFS where market pricing data is not available, we use a discounted cash flow model to estimate fair value and, accordingly, report these loans based on Level 3 inputs.

Note 6 — Reclassifications

Certain amounts reported as of December 31, 2007 or the period ended June 30, 2007 have been reclassified to conform with the presentation for June 30, 2008. These reclassifications had no effect on previously reported net income or shareholders’ equity.

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

Overview

The following discussion describes our results of operations for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007 and our results for the six months ended June 30, 2008 and 2007.  The following discussion also analyzes our financial condition as of June 30, 2008 as compared to December 31, 2007.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

Our level of net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin.  For the six months ended June 30, 2008, net interest income totaled $5,220,000, as compared to $6,433,000 for the same period in 2007 for a decrease of $1,213,000.  Total interest income decreased by $1,779,000 or 12.20%, to $12,799,000 for the six months ended June 30, 2008 compared to $14,578,000 for the six months ended June 30, 2007. Interest and fees on loans decreased by $1,270,000, or 10.70%, to $10,606,000 in the six months ended June 30, 2008 from $11,876,000 in the six months ended June 30, 2007. Total interest expense decreased by $566,000, or 6.94%, to $7,579,000 for the six months ended June 30, 2008 compared to $8,145,000 for the same period in 2007. The net interest margin realized on earning assets and the interest rate spread were 2.56% and 2.11%, respectively, for the six months ended June 30, 2008. The net interest margin and the interest rate spread were 3.34% and 2.90%, respectively, for the six months ended June 30, 2007.

For the quarter ended June 30, 2008, net interest income totaled $2,577,000, as compared to $3,198,000 for the quarter ended June 30, 2007 for a decrease of $621,000.  Total interest income decreased by $1,048,000 or 14.40%, to $6,234,000 for the three months ended June 30, 2008 compared to $7,282,000 for the three months ended June 30, 2007. Interest and fees on loans decreased by $658,000, or 11.24%, to $5,198,000 in the three months ended June 30, 2008 from $5,856,000 in the three months ended June 30, 2007. Total interest expense decreased by $427,000, or 10.47%, to $3,657,000 for the three months ended June 30, 2008 compared to $4,084,000 for the same period in 2007. The decrease in net interest income for the quarter ended June 30, 2008 and the six months ended June 30, 2008, is due to an immediate decrease in the rate earned on a substantial portion of our interest-earning assets following interest rate cuts by the Federal Reserve during the first quarter of 2008, which was partially offset by a gradual decrease in the rate paid for interest-bearing liabilities.  The net interest margin realized on earning assets and the interest rate spread were 2.49% and 2.07%, respectively, for the three months ended June 30, 2008. The net interest margin and the interest rate spread were 3.32% and 2.87%, respectively, for the three months ended June 30, 2007.

Interest Rate Sensitivity and Asset Liability Management

Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution.  The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements.  Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be made on a timely basis.  Since the assets and liabilities of the Company are primarily monetary in nature (payable in fixed, determinable amounts), the performance of the Company is affected more by changes in interest rates than by inflation.  Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities.  “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Company’s net interest income in general terms during periods of movement in interest rates.  In general, if the Company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period.  In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income.  Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities.  Although it can be used as a general predictor, gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time.  At June 30, 2008, the Company, as measured by gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is slightly asset sensitive when measured at three months and is liability sensitive when cumulatively measured at one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The company also forecasts its sensitivity to interest rate changes using modeling software.   For more information on asset-liability management, see the annual report on Form 10-K filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level.  The provision charged to expense was $1,019,000 for the six months ended June 30, 2008, as compared to $15,000 for the six months ended June 30, 2007.  The provision charged to expense for the quarter ended June 30, 2008 was $896,000, as compared to no provision for the quarter ended June 30, 2007.  Of the $1,019,000 provision during the first six months of 2008, $682,000 was due to specific reserves on one SBA loan and two residential construction borrowers, $266,000 was due to providing a general reserve increase on loan portfolio growth, and the remaining $71,000 was the result of management’s assessment of overall portfolio credit quality and other economic factors.  The loan portfolio, net of provision for loan losses, increased by $25,720,000 during the six months ended June 30, 2008 from $277,638,000 at December 31, 2007.  The allowance for loan losses totaled $4,503,000, or 1.46% of gross loans outstanding at June 30, 2008, as compared to $3,653,000, or 1.30% of gross loans outstanding at December 31, 2007.

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

Noninterest Income

Noninterest income for the six months ended June 30, 2008 totaled $2,724,000, as compared to $1,043,000 for the six months ended June 30, 2007.  The largest single factor behind this $1,681,000 increase in noninterest income was the $1,522,000 gain on sale of residential mortgage loans generated by the wholesale mortgage banking division during the first six months of 2008.  This division was not in operation during the first six months of 2007, so the entire gain on sale of residential mortgage loans in 2008 reflects a year over year increase.  Also, in March 2008 a swap transaction of securities available for sale was completed to reduce the market value risk in a rising interest rate environment.  In addition to lowering the market value risk on securities available for sale, this swap transaction resulted in recognition of a non-recurring gain of $207,000.  And finally, service charges on deposit accounts increased $139,000 during the six months ended June 30, 2008 to $355,000 compared to $216,000 for the same period in 2007 reflecting changes to fee levels and policies adopted in November 2007.

Noninterest income for the three months ended June 30, 2008 totaled $1,305,000, as compared to $472,000 for the three months ended June 30, 2007.  As with the comparison above, the largest increase in noninterest income between the same quarters year over year was caused by the $783,000 gain on sale of residential mortgage loans generated by the wholesale banking division during the three months ended June 30, 2008.    The other significant increase in noninterest income occurred in service charges on deposit accounts which were $75,000 higher during the three months ended June 30, 2008 at $184,000 when compared to $109,000 for the same period in 2007.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2008 was $7,376,000, as compared to $5,204,000 for the same period in 2007.  The largest single factor behind this $2,172,000 increase in noninterest expense was the $1,415,000 in noninterest expenses incurred by the wholesale mortgage banking division during the first half of 2008.  This division was not in operation during the first six months of 2007, so the entire amount of noninterest expense incurred by the wholesale mortgage banking division reflects a year over year increase.  The other significant factor in the year over year increase in noninterest expense was the impact of a one-time charge of $508,000 to salaries and employee benefits to recognize the retirement benefits due to Mr. Randy Kohn upon his retirement as President of the Company on April 30, 2008.  Excluding the impact of the wholesale mortgage banking expenses and the non-recurring retirement benefits charge, noninterest expense was $5,453,000 for the first half of 2008, an increase of $249,000 or 4.8% from the same period in 2007.

Total noninterest expense for the three months ended June 30, 2008 was $4,034,000, as compared to $2,649,000 for the same period in 2007. As with the above comparison, the largest contributor to this $1,385,000 increase in noninterest expense between the same quarters year over year was the $780,000 in noninterest expenses incurred by the wholesale mortgage banking division during the three months ended June 30, 2008.  The previously described non-recurring benefits charge of $508,000 during the three months ended June 30, 2008 was the other significant reason for the increase in noninterest expense in the first half of 2008 when compared to the same period in 2007.  Excluding the impact of the wholesale mortgage banking expenses and the non-recurring benefits charge, noninterest expense was $2,746,000 for the three months ended June 30, 2008, an increase of $97,000 or 3.7% from the same period in 2007.

Wholesale Mortgage Banking Division

The wholesale mortgage banking division began operations in September 2007, so comparisons of the results during the three and six months ended June 30, 2008 to the same periods in 2007 are not meaningful.  The primary source of direct  income generated by this division is the gain on sale of mortgage loans which was $783,000 and $1,522,000 for the three and six months ended June 30, 2008, respectively.  The direct noninterest expenses incurred by the wholesale division were $780,000 and $1,415,000 for the three and six months ended June 30, 2008, respectively.

Beyond the impact of the noninterest income and expense from this division, the Banks earn interest income at the respective note rates on the balance of loans originated by the division from the time the loan is funded until it is sold to a secondary market investor. The average outstanding daily balance of wholesale residential mortgage loans available for sale was $22,432,000 for the six months ended June 30, 2008 and $24,648,000 for the three months ended June 30, 2008. The interest income earned on these loans available for sale was $358,000 and $643,000 during the three and six months ended June 30, 2008, respectively.

Income Taxes

The income tax benefit for the six months ended June 30, 2008 was $261,000 compared to an income tax expense of $787,000 for the same period in 2007. Income tax benefit was $472,000 for the quarter ended June 30, 2008 compared to income tax expense of $356,000 for the same period in 2007. The effective tax rate was 58% for the six months ended June 30, 2008 and 45% for the three months ended June 30, 2008. The effective tax rate was 35% for the three and six months ended June 30, 2007. The unusually high effective tax rates for 2008 reflect the impact of permanent book-to-tax differences from tax exempt income on bank owned life insurance and municipal securities.  The tax benefit from these tax preference items is relatively large when compared to the lower level of earnings which results in an unusually high effective tax benefit rate.

Net Income (Loss)

The impact of the factors described above resulted in a net loss of $190,000 for the six months ended June 30, 2008, compared to net income of $1,470,000 for the six months ended June 30, 2007.  Excluding the impact of the non-recurring charge  for Mr. Kohn’s retirement benefits, net income from core operations was $146,000 for the first six months of 2008.  The net loss for the quarter ended June 30, 2008 was $577,000 compared to net income of $665,000 for the quarter ended June 30, 2007.  Excluding the impact of the non-recurring charge  for Mr. Kohn’s retirement benefits, the net loss from core operations was $242,000 for the three months ended June 30, 2008.  Beyond the non-recurring retirement benefits charge, the primary cause of the net loss for the three months ended June 30, 2008 was from the impact of increasing the Banks provision for loan losses as described in more detail above.

The basic and diluted (loss) per share was $(.07) for the six months ended June 30, 2008, compared to basic and diluted earnings per share of $0.58 and $0.54, respectively, for the same period in 2007.  For the three months ended June 30, 2008 the basic and diluted (loss) per share was $(.23), compared to basic and diluted earnings per share of $.25 and $.23, respectively, for the same period in 2007.

The net after-tax impact of Mr. Kohn’s non-recurring retirement benefits on basic and diluted earnings (loss) was $0.13 per share.  Excluding the non-recurring retirement benefits to Mr. Kohn, basic and diluted earnings (loss) per share from core operations were $0.06 for the six months ended June 30, 2008 and $(0.10) for the three months ended June 30, 2008.

Financial Condition

During the first half of 2008, total assets increased $16,054,000, or 3.72%, when compared to December 31, 2007. The primary source of growth in assets was in the loan portfolio, which increased $26,571,000, or 9.45%, during the first half of 2008.  This was partially offset by a decrease in investment securities of $10,416,000, or 11.95%, during the first half of 2008.  Total liabilities increased $16,857,000 or 4.38% during the first half of 2008 when compared to December 31, 2007. The primary source of growth in liabilities was in other borrowings, which increased $10,800,000, or 40.34% in the first half of 2008.  Total deposits also increased $7,758,000, or 2.24%, from the December 31, 2007 amount of $345,847,000.

Investment Securities

Investment securities available for sale decreased to $76,755,000 at June 30, 2008 from $87,171,000 at December 31, 2007. This decrease was due to scheduled calls and maturities of investment securities.  The only investment securities that were sold during the first six months of 2008 were concurrently replaced with purchases of securities at similar values as part of a swap transaction.   The purpose of the transaction was to replace fixed rate mortgage backed securities with adjustable rate mortgage backed securities in order to reduce the market value risk exposure in the event of an upward movement in interest rates.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $8,016,000 at June 30, 2008.  The decrease of $160,000 from the December 31, 2007 amount of $8,176,000 was due to regular depreciation of assets.

Loans

Gross loans totaled $307,861,000 at June 30, 2008, an increase of $26,570,000, or 9.45%, since December 31, 2007.  The largest increase in loans was in real estate-mortgage, residential loans, which increased $22,338,000, or 32.48%, to $91,110,000 at June 30, 2008.  Balances within the major loans receivable categories as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
Commercial and financial	$10,352,000	$10,235,000
Agricultural	287,000	519,000
Real estate – construction, commercial	80,756,000	80,512,000
Real estate – construction, residential	47,586,000	49,095,000
Real estate – mortgage, farmland	93,000	94,000
Real estate – mortgage, residential	91,110,000	68,772,000
Real estate – mortgage, commercial	72,222,000	68,281,000
Consumer installment loans	5,059,000	2,626,000
Other	396,000	1,157,000
Gross loans	$307,861,000	$281,291,000

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30, 2008	December 31, 2007
Loans: Nonaccrual loans	$5,005,000	$2,018,000

Accruing loans more than 90 days past due	$440,000	$69,000

Other real estate and repossessions	$131,000	$319,000

Other loans identified by internal review mechanism as impaired	$3,086,000	$1,561,000

Activity in the Allowance for Loan Losses is as follows:

	June 30,
	2008	2007
Balance, January 1,	$3,653,000	$3,475,000
Provision (for loan losses) for the period	1,019,000	15,000
Net loans charged off for the period	(169,000)	(44,000)

Balance, end of period	$4,503,000	$3,446,000

Gross loans outstanding, end of period	$307,861,000	$281,291,000

Allowance for loan losses to gross loans outstanding	1.46%	1.22%

Deposits

At June 30, 2008, total deposits increased by $7,758,000, or 2.24%, from December 31, 2007.   Noninterest-bearing demand deposits decreased $581,000, or 2.31%, and interest-bearing deposits increased $8,338,000, or 2.60%.  Of the $137,758,000 in certificates of deposit $100,000 and over at June 30, 2008, $16,980,000 were brokered deposits.  Of the $86,569,000 of other time deposits outstanding at June 30, 2008, $2,178,000 were brokered deposits. These are issued in individual’s names and in the names of trustees with balances participated out to others.  At December 31, 2007, of the $124,595,000 in certificates of deposit $100,000 and over, $20,535,000 were brokered deposits.  Of the $90,479,000 of other time deposits at December 31, 2007, $3,613,000 were brokered deposits. This represents a $4,990,000 or 20.7% decrease during the first six months of 2008 in the level of total brokered deposits held by the Banks and is reflective of our efforts to decrease reliance on brokered deposits in favor of growth in retail deposits.

Balances within the major deposit categories as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
Noninterest-bearing demand deposits	$24,567,000	$25,147,000
Interest-bearing demand deposits	101,568,000	102,674,000
Savings deposits	3,143,000	2,952,000
Certificates of deposit $100,000 and over	137,758,000	124,595,000
Other time deposits	86,569,000	90,479,000
	$353,605,000	$345,847,000

FHLB Advances

At June 30, 2008, the Company had advances outstanding from the FHLB in the amount of $37,572,687.  Advances outstanding are shown in the following table:

	FHLB Advances Outstanding
Type Advance	Balance	Interest Rate	Maturity Date	Convertible Date
Fixed rate	$1,000,000	5.02%	February 17, 2009
Fixed rate	2,500,000	2.69%	April 8, 2010
Fixed rate	2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 8, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	September 8, 2008
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	June 7, 2008
Variable rate	5,600,000	2.57%
Less purchase accounting adjustments	(27,313)
Total	$37,572,687	3.85%

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

For more information, see our annual report on Form 10-K for the year ended December 31, 2007.

Liquidity and Capital Resources

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.  Our liquidity needs include items such as the funding of loans and purchases of operating assets.  We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.  One key metric of our liquidity position is  the loan-to-total deposit ratio, which was 87% at June 30, 2008 and 81% at December 31, 2007.

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

In addition to EPD claims, the representations and warranties in our loan sale agreements also provide that we will indemnify the investors for losses or costs on loans we sell under certain limited conditions.  Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal.  In connection with the start up of the wholesale lending division, the Banks have established a reserve for costs related to potential indemnification costs and EPD claims.  The balance in this indemnification reserve was $131,000 at June 30, 2008 and there have been no claims or charges against this reserve since it was established in September 2007, accordingly management does not anticipate any material exposure in connection with loan sale indemnification or EPD claims.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2008:

Commitments to extend credit	$43,107,000
Loans sold with representations and warranties	$186,239,000
Standby letters of credit	$588,000

Contractual Obligations

Summarized below are our contractual obligations as of June 30, 2008.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Federal Home Loan Bank of Atlanta Advances	$37,572,687	$6,600,000	$10,000,000	$4,000,000	$16,972,687
Operating Lease Obligations	508,295	221,505	244,206	42,584	––
Junior Subordinated Debentures	7,217,000	––	––	––	7,217,000
	$45,297,982	$6,821,505	$10,244,206	$4,042,584	$24,189,687

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

At June 30, 2008, total shareholders’ equity was $45.9 million at the holding company, $17.4 million at Lowcountry National Bank, and $33.5 million at First National Bank of Nassau County.  At June 30, 2008, Tier 1 risk-based capital ratio was 12.73% consolidated, 12.24% at Lowcountry National Bank, and 12.02% at First National Bank of Nassau County.  Total risk-based capital ratio was 13.96% consolidated, 13.50% at Lowcountry National Bank, and 13.24% at First National Bank of Nassau County.  Tier 1 leverage ratio was 9.95% consolidated, 9.48% at Lowcountry National Bank, and 9.18% at First National Bank of Nassau County.  The Banks were considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Pursuant to Item 305(e) of Regulation S-K, no disclosure under this item is required.

Item 4T.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter and six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders held on May 16, 2008, the following Class III directors were reelected as directors to serve an additional three-year term ending in 2011:

	Votes For	Votes Against	Votes Withheld
Robert B. Pinkerton	1,879,529	––	8,474
Edward Wilson	1,879,475	––	8,528
Marshall E. Wood	1,879,474	––	8,529

The following directors did not stand for reelection as their term of office continued: Ron Anderson, Christina H. Bryan, Suellen Rodeffer Cramer, Dennis O. Green, James W. Holden, Jr., Ladson F. Howell, James C. Key, Robert L. Peters, and Michael G. Sanchez.  In addition, subsequent to sending out the proxy statement, Randy Kohn retired from the Company’s board of directors and did not stand for reelection.

As reported on the Company’s current report on Form 8-K, the board of directors named Mark B. Heles, a former founding director of the Company, director to fill the vacancy created by Mr. Kohn’s resignation.

Item 5.  Other Information.

The following event occurred subsequent to the period covered by this Form 10-Q and is reportable under Form 8-K:

Item 8.01 – Other Events

On August 11, 2008, Coastal Banking Company, Inc. (the “Company”) issued a news release announcing that its wholly owned subsidiaries, Lowcountry National Bank, Beaufort, South Carolina (“Lowcountry”), and First National Bank of Nassau County, Fernandina Beach, Florida (“First National”), completed the merger in which Lowcountry is the resulting institution.  Immediately subsequent to the merger, Lowcountry changed its name to CBC National Bank and relocated its main office to 1891 South 14th Street, Fernandina Beach, Nassau County, Florida, the prior main office of First National. Lowcountry and First National now operate as divisions of CBC National Bank. A copy of the news release is incorporated herein by reference and attached hereto as Exhibit 99.1.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 11, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL BANKING COMPANY, INC.

Date: August 13, 2008	By:	/s/ MICHAEL G. SANCHEZ
Michael G. Sanchez Chief Executive Officer

Date: August 13, 2008	By:	/s/ PAUL R. GARRIGUES
Paul R. Garrigues Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 11, 2008.