Form 10-Q
period 2008-09-30
COASTAL BANKING CO INC
filed 2008-11-12
CIK 1093897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-28333

———————

COASTAL BANKING COMPANY, INC.

 (Exact name of registrant as specified in its charter)

———————

South Carolina	58-2455445
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,568,707 shares of common stock, $.01 par value, were issued and outstanding on November 10, 2008.

Index
PART I. FINANCIAL INFORMATION	Page No.

Item 1.        Financial Statements

3

Consolidated Balance Sheets–September 30, 2008 and December 31, 2007

3

Consolidated Statements of Income–Three Months and Nine Months Ended September 30, 2008 and 2007

4

Consolidated Statements of Comprehensive Income (Loss)–Nine Months Ended September 30, 2008
and 2007

5

Consolidated Statements of Cash Flows–Nine Months Ended September 30, 2008 and 2007

6

Notes to Consolidated Financial Statements

7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.        Quantitative and Qualitative Disclosure About Market Risk.

20

Item 4T.     Controls and Procedures.

20

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.

21

Item 1A.    Risk Factors

21

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

22

Item 3.        Defaults Upon Senior Securities.

22

Item 4.        Submission of Matters to a Vote of Security Holders.

22

Item 5.        Other Information.

22

Item 6.        Exhibits.

22

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Coastal Banking Company

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Cash and due from banks	$3,576,857	$4,997,928
Interest-bearing deposits in banks	98,489	2,063,813
Federal funds sold	292,620	4,710,397
Securities available for sale, at fair value	68,749,026	87,171,416
Securities held to maturity, at cost	2,000,000	––
Restricted equity securities, at cost	4,001,016	3,683,416
Loans held for sale, at fair value	14,327,669	14,453,709

Loans, net of unearned income	310,869,151	281,290,645
Less allowance for loan losses	4,474,366	3,653,017
Loans, net	306,394,785	277,637,628

Premises and equipment, net	7,912,506	8,176,488
Cash surrender value of life insurance	7,035,922	6,830,388
Intangible assets	295,013	459,144
Goodwill	10,411,914	10,411,914
Other assets	16,169,361	10,978,169

	$441,265,178	$431,574,410
Liabilities and Shareholders’ Equity
Deposits:
Non interest-bearing	$22,402,551	$25,147,412
Interest-bearing	328,029,999	320,699,704
Total deposits	350,432,550	345,847,116
Securities sold under agreements to repurchase	––	2,000,000
Other borrowings	34,072,636	26,772,798
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	3,311,321	2,990,744

Total liabilities	395,033,507	384,827,658
Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
no shares issued and outstanding	––	––
Common stock, $.01 par value; 10,000,000 shares authorized;
2,568,707 and 2,570,560 shares issued and
outstanding in 2008 and 2007, respectively	25,687	25,708
Additional paid-in capital	40,504,522	40,280,395
Retained earnings	6,111,671	6,463,087
Accumulated other comprehensive loss	(410,209)	(22,438)

Total shareholders’ equity	46,231,671	46,746,752
	$441,265,178	$431,574,410

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company

Consolidated Statements of Income

For the Three Months and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$5,105,755	$5,939,637	$15,711,910	$17,816,076
Interest on taxable securities	783,944	1,118,222	2,534,546	3,021,170
Interest on nontaxable securities	163,354	160,985	489,113	459,472
Interest on deposits in other banks	2,087	26,413	21,754	69,236
Interest on federal funds sold	16,704	60,697	112,997	517,789
	6,071,844	7,305,954	18,870,320	21,883,743

Interest expense:
Interest on deposits	2,970,610	3,704,635	9,662,765	10,921,104
Interest on other borrowings	475,361	446,365	1,362,175	1,374,970
	3,445,971	4,151,000	11,024,940	12,296,074

Net interest income	2,625,873	3,154,954	7,845,380	9,587,669

Provision for loan losses	250,000	180,500	1,268,751	195,500
Net interest income after provision for loan losses	2,375,873	2,974,454	6,576,629	9,392,169

Non-interest income:
Service charges on deposit accounts	190,799	118,558	545,444	334,727
Other service charges, commissions and fees	59,708	53,674	181,826	158,470
Gain on sale of mortgage loans	817,333	61,555	2,437,688	228,724
Gain on sale of SBA loans	177,063	91,653	450,872	495,795
Gain (loss) on sale of securities available for sale	11,694	4,358	218,505	(1,201)
Income from investment in life insurance contracts	71,978	71,844	214,103	213,690
Other income	3,307	5,441	7,859	19,849
	1,331,882	407,083	4,056,297	1,450,054

Non-interest expense:
Salaries and employee benefits	2,098,730	1,648,683	6,577,591	4,580,078
Net occupancy and equipment expense	302,864	315,166	884,689	847,592
Amortization of intangible assets	54,757	75,414	164,131	226,242
Data processing fees	201,289	206,175	644,215	610,591
Legal, audit and other professional fees	157,250	199,423	652,143	486,266
Advertising fees	61,048	54,555	199,415	196,585
Other operating expense	551,148	287,925	1,680,504	1,043,809
	3,427,086	2,787,341	10,802,688	7,991,163

Income (loss) before income taxes	280,669	594,196	(169,762)	2,851,060

Income tax expense (benefit)	30,000	210,053	(231,000)	996,724

Net income	$250,669	$384,143	$61,238	$1,854,336

Basic earnings per share	$.10	$.15	$.02	$.73

Diluted earnings per share	$.10	$.14	$.02	$.68

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company

Consolidated Statements of Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
Net income	$61,238	$1,854,336
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) arising during period,
net of tax (benefit) of ($125,470) and $34,515	(243,558)	66,995
Reclassification adjustment for (gains) losses included in
net income, net of tax (benefit) of $74,292 and ($408)	(144,213)	793
Other comprehensive income (loss)	(387,771)	67,788

Comprehensive income (loss)	$(326,533)	$1,922,124

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
Operating activities:
Net income	$61,238	$1,854,336
Adjustments to reconcile net income to
net cash provided by (used) in operating activities:
Provision for loan losses	1,268,751	195,500
Depreciation, amortization and accretion	348,674	347,234
Amortization of intangible assets	164,131	226,242
Originations of mortgage loans held for sale	(386,128,599)	(20,026,442)
Proceeds from sales of mortgage loans held for sale	386,254,639	18,804,304
(Gain) loss on sale of securities available for sale	(218,505)	1,201
Gain on sale of loans	(2,888,560)	(495,795)
Increase in cash surrender value life insurance	(214,103)	(213,690)
Stock based compensation expense	129,082	61,138
Net other operating activities	(3,784,404)	(164,429)

Net cash provided by (used) in operating activities	(5,007,656)	589,599

Investing activities:
Net decrease in interest-bearing deposits in banks	1,965,324	142,413
Proceeds from maturities of securities available for sale	14,516,343	5,077,643
Proceeds from sales of securities available for sale	22,742,519	7,895,930
Purchases of securities available for sale	(19,205,499)	(27,319,418)
Proceeds from maturities of securities held to maturity	-	1,337,739
Purchases of securities held to maturity	(2,000,000)	(5,001,034)
Net change in restricted equity securities	(317,600)	130,301
Net (increase) decrease in loans	(27,979,493)	8,296,856
Net decrease in federal funds sold	4,417,777	9,442,658
Proceeds from sale of premises and equipment	-	3,500
Purchase of premises and equipment	(120,590)	(1,154,810)

Net cash used in investing activities	(5,981,219)	(1,148,222)

Financing activities:
Net increase in deposits	4,585,434	7,869,303
Net decrease in securities sold under agreements to repurchase	(2,000,000)	(2,000,000)
Purchase and retirement of treasury shares	(692,269)	-
Proceeds from other borrowings	13,100,000	11,400,000
Repayments of other borrowings	(5,800,000)	(16,900,000)
Proceeds from exercise of stock options	374,639	354,713

Net cash provided by financing activities	9,567,804	724,016

Net increase (decrease) in cash and due from banks	(1,421,071)	165,393

Cash and due from banks at beginning of period	4,997,928	4,774,561

Cash and due from banks at end of period	$3,576,857	$4,939,954
Supplemental Information:
Taxes paid	$391,809	$1,066,021
Interest paid	$11,137,190	$12,378,383

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

Coastal Banking Company, Inc. (the “Company”) is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for CBC National Bank (the “Bank”). The Bank commenced business on May 10, 2000 as Lowcountry National Bank. The Company acquired First National Bank of Nassau County, which began its operations in 1999, through its merger with First Capital Bank Holding Corporation on October 1, 2005. On October 27, 2006, the Company acquired the Meigs, Georgia office of the Bank through merger of Cairo Banking Co. with and into the Bank. On August 10, 2008, Lowcountry National Bank and First National Bank of Nassau County merged into one charter. Immediately after the merger, the name of the surviving bank was changed to CBC National Bank and the main office relocated to 1891 South 14th Street, Fernandina Beach, Nassau County, Florida. The Bank’s branches continue to do business under the trade names “Lowcountry National Bank,” “First National Bank of Nassau County,” and “The Georgia Bank” in their respective markets. The Bank provides full commercial banking services to customers throughout Beaufort County, South Carolina; Nassau County, Florida; and Thomas County, Georgia and is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank also has loan production offices in Savannah, Georgia and Jacksonville, Florida, as well as a wholesale mortgage office in Atlanta, Georgia. The Company is subject to regulation by the Federal Reserve Board of Governors. The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-K. The financial statements as of September 30, 2008 and for the interim periods ended September 30, 2008 and 2007 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2007 Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein. Actual results could differ from those estimates.

Note 2 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30.

For the three months ended September 30, 2008	Net income (Numerator)	Common Share (Denominator)	Per Share Amount
Basic earnings per share	$250,669	2,568,707	$.10
Effect of dilutive securities—stock options and warrants	—	104	—
Diluted earnings per share	$250,669	2,568,811	$.10

For the three months ended September 30, 2007	Net income (Numerator)	Common Share (Denominator)	Per Share Amount
Basic earnings per share	$384,143	2,545,092	$.15
Effect of dilutive securities—stock options and warrants	––	182,825	(.01)
Diluted earnings per share	$384,143	2,727,917	$.14

For the nine months ended September 30, 2008	Net income (Numerator)	Common Share (Denominator)	Per Share Amount
Basic earnings per share	$61,238	2,558,234	$.02
Effect of dilutive securities—stock options and warrants	––	66,418	––
Diluted earnings per share	$61,238	2,624,652	$.02

For the nine months ended September 30, 2007	Net income (Numerator)	Common Share (Denominator)	Per Share Amount
Basic earnings per share	$1,854,336	2,535,654	$.73
Effect of dilutive securities—stock options and warrants	––	204,542	(.05)
Diluted earnings per share	$1,854,336	2,740,196	$.68

Note 3 — Stock-Based Compensation

In connection with the Company’s initial public stock offering, the directors received warrants to purchase 222,705 shares of the Company’s common stock at a price of $8.65 per share of which warrants to purchase 184,595 shares are still outstanding. The warrants vested equally over a three-year period beginning December 2, 1999 and expire on December 2, 2009 or 120 days after the warrant holder ceased to serve as a member of the board of directors. As of September 30, 2008, all of the warrants are exercisable.

The Company adopted a Stock Incentive Plan in 2000 which currently authorizes 385,306 shares of the Company’s common stock for issuance under the Plan. The Plan provides for the total number of shares authorized for issuance under the Plan to be increased upon the issuance of new shares by the Company by an amount equal to the difference between 15% of the total outstanding shares after the issuance of the new shares and the number of shares authorized for issuance prior to the issuance of the new shares. The Plan is administered by the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and the Bank. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the Board of Directors, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five-year vesting period. As of September 30, 2008, 182,129 shares were available for grant under this Plan.

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

On August 15, 2008 the Board of Directors of Coastal Banking Company approved a reduction in the exercise price of 42,603 incentive stock options that were previously issued and outstanding. The options had been issued to 14 officers and employees of the Company with an average exercise price of $19.26 per share. The new exercise price was $7.50 per share, the market value of the Company's common stock on the day the lower exercise price was set by the Board action. The ultimate cost to the Company from this exercise price reduction will be impacted by future option forfeitures, but in any case will not exceed $86,875 over the next 4 years.

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

Investment Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

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

	Fair Value Measurements at September 30, 2008 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Investment securities	$68,749,026	$––	$68,749,026	$––
Loans held for sale	14,327,669	––	14,143,089	184,580
Impaired loans	15,337	––	––	15,337
Derivative asset positions	869,686	––	869,686	––
Financial liabilities
Derivative liability positions	724,113	––	724,113	––

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

Note 6 — Reclassifications

Certain amounts reported as of December 31, 2007 or the period ended September 30, 2007 have been reclassified to conform with the presentation for September 30, 2008. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Note 7 — Subsequent Event

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company will perform its annual test of impairment in the fourth quarter and is in the process of selecting a third party to review goodwill for possible impairment.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, CBC National Bank, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

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

Overview

The following discussion describes our results of operations for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007 and our results for the nine months ended September 30, 2008 and 2007. The following discussion also analyzes our financial condition as of September 30, 2008 as compared to December 31, 2007. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

Our level of net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin. For the nine months ended September 30, 2008, net interest income totaled $7,845,000, as compared to $9,588,000 for the same period in 2007 for a decrease of $1,743,000.

Total interest income decreased by $3,014,000 or 13.77%, to $18,870,000 for the nine months ended September 30, 2008 compared to $21,884,000 for the nine months ended September 30, 2007. This decline in interest income was primarily due to the interest rate environment and occurred despite an increase in the level of the Bank’s earning assets. The average Prime interest rate was 5.43% and 8.23% during the nine month periods ended September 30, 2008 and 2007, respectively. This 280 basis point decline in the average Prime interest rate had an extremely negative impact on the yield earned by the Bank on that portion of the loan portfolio that carry rates based on the Prime interest rate index. At September 30, 2008 and 2007 the Bank held $162,374,000 and $166,711,000, respectively, in loans carrying rates based on the Prime interest rate index. Interest and fees on loans decreased by $2,104,000, or 11.81%, to $15,712,000 in the nine months ended September 30, 2008 from $17,816,000 in the nine months ended September 30, 2007.

Total interest expense decreased by $1,271,000, or 10.34%, to $11,025,000 for the nine months ended September 30, 2008 compared to $12,296,000 for the same period in 2007. The net interest margin realized on earning assets and the interest rate spread were 2.55% and 2.13%, respectively, for the nine months ended September 30, 2008. The net interest margin and the interest rate spread were 3.25% and 2.79%, respectively, for the nine months ended September 30, 2007.

For the quarter ended September 30, 2008, net interest income totaled $2,626,000, as compared to $3,155,000 for the quarter ended September 30, 2007 for a decrease of $529,000 or 16.77%. Total interest income decreased by $1,234,000 or 16.89%, to $6,072,000 for the three months ended September 30, 2008 compared to $7,306,000 for the three months ended September 30, 2007. As with the year to date decline, the primary cause of the decline in interest income between the third quarter of 2008 compared to the same quarter in 2007 was the interest rate environment. The average Prime interest rate was 5.00% and 8.18% during the three month periods ended September 30, 2008 and 2007, respectively. This 318 basis point decline in the average Prime interest rate between comparable year over year quarters represents a 38.88% decline in this key interest rate index, negatively impacting a substantial portion of the Bank’s loan portfolio. Additionally, the Bank experienced an increase in non earning assets from loans on non accrual and other real estate owned, which was $11,777,000 at September 30, 2008 versus $2,850,000 at September 30, 2007. This increase of $8,927,000 in non earning assets placed further downward pressure on interest income in the most recent quarter. Interest and fees on loans decreased by $834,000, or 14.04%, to $5,106,000 in the three months ended September 30, 2008 from $5,940,000 in the three months ended September 30, 2007.

Total interest expense decreased by $705,000, or 16.98%, to $3,446,000 for the three months ended September 30, 2008 compared to $4,151,000 for the same period in 2007. The net interest margin realized on earning assets and the interest rate spread were 2.52% and 2.16%, respectively, for the three months ended September 30, 2008. The net interest margin and the interest rate spread were 3.18% and 2.71%, respectively, for the three months ended September 30, 2007. The decrease in net interest income for the quarter ended September 30, 2008 and the nine months ended September 30, 2008, is due to the previously described declines in the Prime interest rate index on a substantial portion of our interest-earning assets, which was only partially offset by a gradual decrease in the rate paid for interest-bearing liabilities.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Company’s net interest income in general terms during periods of movement in interest rates. In general, if the Company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2008, the Company, as measured by gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is asset sensitive when measured at three months and is liability sensitive when cumulatively measured at one year. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The company also forecasts its sensitivity to interest rate changes using modeling software.  For more information on asset-liability management, see the annual report on Form 10-K filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The provision charged to expense was $1,269,000 for the nine months ended September 30, 2008, as compared to $196,000 for the nine months ended September 30, 2007. The provision charged to expense for the quarter ended September 30, 2008 was $250,000, as compared to $181,000 for the quarter ended September 30, 2007. Of the $1,269,000 provision during the first nine months of 2008, $737,000 was due to specific reserves on one SBA loan and three residential construction borrowers, $292,000 was due to providing a general reserve increase on loan portfolio growth, and the remaining $240,000 was the result of management’s assessment of overall portfolio credit quality and other economic factors. The loan portfolio, net of provision for loan losses, increased by $28,757,000 during the nine months ended September 30, 2008 from $277,638,000 at December 31, 2007. The allowance for loan losses totaled $4,474,000, or 1.44% of gross loans outstanding at September 30, 2008, as compared to $3,653,000, or 1.30% of gross loans outstanding at December 31, 2007.

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

Noninterest Income

Noninterest income for the nine months ended September 30, 2008 totaled $4,056,000, as compared to $1,450,000 for the nine months ended September 30, 2007. The largest single factor behind the increase was the $2,438,000 gain on sale of residential mortgage loans of which $2,298,000 was generated by the wholesale mortgage banking division during the first nine months of 2008. This division was not in operation during the first eight months of 2007, so nearly the entire gain on sale of residential mortgage loans in 2008 reflects a year over year increase.  Also, swap transactions of securities available for sale were completed in March and September 2008 to reduce the duration extension risk and market value risk in a rising interest rate environment. In addition to lowering the risk profile on securities available for sale, the swap transactions resulted in recognition of a non-recurring gain of $219,000. Finally, service charges on deposit accounts increased $210,000 during the nine months ended September 30, 2008 to $545,000 compared to $335,000 for the same period in 2007 reflecting changes to fee levels and policies adopted in November 2007.

Noninterest income for the three months ended September 30, 2008 totaled $1,332,000, as compared to $407,000 for the three months ended September 30, 2007. As with the comparison above, the largest increase in noninterest income between the same quarters year over year was caused by the $817,000 gain on sale of residential mortgage loans of which $783,000 was generated by the wholesale banking division during the three months ended September 30, 2008. The Bank also generated a $177,000 gain on the sale of SBA Loans during the three months ended September 30, 2008 that represented a near doubling of the $92,000 gain on the sale of SBA Loans during the same period in 2007. The final significant increase in noninterest income occurred in service charges on deposit accounts which were $72,000 higher during the three months ended September 30, 2008 at $191,000 when compared to $119,000 for the same period in 2007.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2008 was $10,803,000, as compared to $7,991,000 for the same period in 2007. The largest single factor behind this increase was the $2,241,000 in noninterest expenses incurred by the wholesale mortgage banking division during the first nine months of 2008. This division was not in operation during the first eight months of 2007, so most of the noninterest expense incurred by the wholesale mortgage banking division reflects a year over year increase. The other significant factor in the year over year increase in noninterest expense was the impact of a one-time charge of $508,000 to salaries and employee benefits to recognize the retirement benefits due to Mr. Randy Kohn upon his retirement as President of the Company on April 30, 2008. Excluding the impact of the wholesale mortgage banking expenses and the non-recurring retirement benefits charge, noninterest expense was $8,049,000 for the first nine months of 2008, an increase of $57,000 or 0.72% from the same period in 2007.

Total noninterest expense for the three months ended September 30, 2008 was $3,427,000, as compared to $2,787,000 for the same period in 2007. As with the above comparison, the largest contributor to this increase was the $738,000 in increased noninterest expenses, for the same quarter’s year over year, incurred by the wholesale mortgage banking division during the three months ended September 30, 2008. Excluding the impact of the wholesale mortgage banking expenses in both 2007 and 2008, noninterest expense was $2,601,000 and $2,700,000 for the three months ended September 30, 2008 and 2007, respectively, for a decrease of $99,000 or 3.66% from the same period in 2007.

Wholesale Mortgage Banking Division

The wholesale mortgage banking division began operations in September 2007, so comparisons of the results during the three and nine months ended September 30, 2008 to the same periods in 2007 are not meaningful. The primary source of direct income generated by this division is the gain on sale of mortgage loans which was $783,000 and $2,298,000 for the three and nine months ended September 30, 2008, respectively. The direct noninterest expenses incurred by the wholesale division were $826,000 and $2,241,000 for the three and nine months ended September 30, 2008, respectively.

Beyond the impact of the noninterest income and expense from this division, the Bank earns interest income at the respective note rates on the balance of loans originated by the division from the time the loan is funded until it is sold to a secondary market investor. The average outstanding daily balance of wholesale residential mortgage loans available for sale was $22,231,000 for the nine months ended September 30, 2008 and $21,834,000 for the three months ended September 30, 2008. The interest income earned on these loans available for sale was $337,000 and $979,000 during the three and nine months ended September 30, 2008, respectively.

Income Taxes

The income tax benefit for the nine months ended September 30, 2008 was $231,000 compared to an income tax expense of $997,000 for the same period in 2007. Income tax expense was $30,000 for the quarter ended September 30, 2008 compared to income tax expense of $210,000 for the same period in 2007. The effective tax rate was (136%) for the nine months ended September 30, 2008 and 11% for the three months ended September 30, 2008. The effective tax rate was 35% for the three and nine months ended September 30, 2007. The effective tax rates are unusual because of the impact of permanent book-to-tax differences from tax exempt income on bank owned life insurance and municipal securities. The tax benefit from these tax preference items is relatively large when compared to the lower level of earnings, which results in an unusually high effective tax benefit rate.

Net Income

The impact of the factors described above resulted in net income of $61,000 for the nine months ended September 30, 2008, compared to net income of $1,854,000 for the nine months ended September 30, 2007. The net income for the quarter ended September 30, 2008 was $251,000 compared to net income of $384,000 for the quarter ended September 30, 2007.

The basic and diluted earnings per share was $.02 for the nine months ended September 30, 2008, compared to basic and diluted earnings per share of $0.73 and $0.68, respectively, for the same period in 2007. For the three months ended September 30, 2008 the basic and diluted earnings per share was $.10, compared to basic and diluted earnings per share of $.15 and $.14, respectively, for the same period in 2007.

Financial Condition

As of September 30, 2008, total assets increased $9,691,000, or 2.25%, when compared to December 31, 2007. The primary source of growth in assets was in the loan portfolio, which increased $29,578,000, or 10.52%, as of September 30, 2008. This was partially offset by a decrease in investment securities available for sale of $18,422,000, or 21.13%, as of September 30, 2008. Total liabilities increased $10,206,000, or 2.65%, as of September 30, 2008 when compared to December 31, 2007. The primary source of growth in liabilities was in time deposits, which increased $15,025,000, or 6.99%, as of September 30, 2008.

Investment Securities

Investment securities available for sale decreased to $68,749,000 at September 30, 2008 from $87,171,000 at December 31, 2007. This decrease was due to scheduled calls and maturities of investment securities. The only investment securities that were sold during the first nine months of 2008 were concurrently replaced with purchases of securities at similar values as part of a swap transaction.  The purpose of these transactions was to reduce the duration extension risk and market value risk exposure in the event of an upward movement in interest rates. During September 2008, the Company purchased a $2 million corporate bond, which will receive interest payments at an annual rate of 6.05% and is scheduled to mature on September 15, 2011. The Company has elected to hold the corporate bond to maturity.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $7,913,000 at September 30, 2008. The decrease of $263,000 from the December 31, 2007 amount of $8,176,000 was due to regular depreciation of assets.

Loans

Gross loans totaled $310,869,000 at September 30, 2008, an increase of $29,578,000, or 10.52%, as compared to December 31, 2007. The Bank has undertaken a targeted shift in its loan concentrations, reducing the emphasis on construction lending in favor of permanent financing loans. The result of this strategy was a decline in residential real estate construction and commercial real estate construction loans of $23,951,000 or 18.48% from $129,607,000 at December 31, 2007 to $105,656,000 at September 30, 2008. At the same time, the bank experienced an increase in residential real estate loans of $39,033,000 or 56.76%, to $107,805,000 at September 30, 2008, and an increase in commercial real estate loans of $13,540,000 or 19.83% to $81,821,000 at September 30, 2008. Balances within the major loans receivable categories as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Commercial and financial	$9,554,000	$10,235,000
Agricultural	570,000	519,000
Real estate – construction, commercial	92,477,000	111,988,000
Real estate – construction, residential	13,179,000	17,619,000
Real estate – mortgage, farmland	92,000	94,000
Real estate – mortgage, residential	107,805,000	68,772,000
Real estate – mortgage, commercial	81,821,000	68,281,000
Consumer installment loans	5,109,000	2,626,000
Other	262,000	1,157,000
Gross loans	$310,869,000	$281,291,000

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30, 2008	December 31, 2007
Loans: Nonaccrual loans	$9,693,000	$2,018,000
Accruing loans more than 90 days past due	$128,000	$69,000
Other real estate and repossessions	$2,084,000	$319,000
Other loans identified by internal review mechanism as impaired	$1,325,000	$1,561,000

Activity in the Allowance for Loan Losses is as follows:

	September 30,
	2008	2007
Balance, January 1,	$3,653,000	3,475,000
Provision for loan losses for the period	1,269,000	196,000
Net loans charged off for the period	(448,000)	(86,000)
Balance, end of period	$4,474,000	$3,585,000
Gross loans outstanding, end of period	$310,869,000	$283,438,000
Allowance for loan losses to gross loans outstanding	1.44%	1.26%

Deposits

At September 30, 2008, total deposits increased by $4,586,000, or 1.33% from December 31, 2007.  Noninterest-bearing demand deposits decreased $2,744,000, or 10.92% while interest-bearing deposits increased $7,330,000, or 2.29% from December 31, 2007.  Deposits obtained through third parties are referred to as Brokered Deposits.  Historically, regulators have viewed brokered deposits negatively as they tended to be higher cost, less stable deposits than retail core deposits obtained through a bank’s retail branches.  Additionally, several of the banks that recently failed were found to have high levels of brokered deposits, which were used to fund unsafe and unsound rapid growth.  In the recently proposed FDIC deposit insurance premium changes, fast growing institutions with brokered deposits in excess of 10% of total deposits would pay an additional premium for their insured deposits.  Apparently the FDIC believes that higher levels of brokered deposits pose an added risk to the FDIC insurance fund when these brokered deposits are used to fund rapid asset growth.

For these reasons, management has moved to limit reliance on brokered deposits, which as shown below have declined by $5,336,000 or 22.10% to $18,812,000 at September 30, 2008.  As a result, brokered deposits have fallen from 6.98% of all deposits at December 31, 2007 to 5.37% of all deposits at September 30, 2008.

Management believes that brokered deposits are an important and useful source of cost effective liquidity, particularly in recent markets where increased competition for retail core deposits has resulted in many depository institutions offering irrationally high deposit rates to retain or attract deposits.  Recently, brokered deposits have been available at rates from 50 to 100 basis points less than retail deposit rates being offered by our competitors.  If our competitors continue offering irrationally high retail deposit rates, management will increase its use of brokered deposits in future periods in order to replace retail deposit run off with lower cost deposits.  If the decision is made to increase our use of brokered deposits, we intend to limit any increased use of brokered deposits in future periods to no more than 10% of total deposits.

Balances within the major deposit categories as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Noninterest-bearing demand deposits	$22,403,000	$25,147,000
Interest-bearing demand deposits	94,941,000	102,674,000
Savings deposits	2,991,000	2,952,000
Certificates of deposit $100,000 and over	127,466,000	104,060,000
Other time deposits	83,820,000	86,866,000
Brokered deposits	18,812,000	24,148,000
	$350,433,000	$345,847,000

FHLB Advances

At September 30, 2008, the Company had advances outstanding from the FHLB in the amount of $34,072,636. Advances outstanding are shown in the following table:

	FHLB Advances Outstanding
Type Advance	Balance	Interest Rate	Maturity Date	Convertible Date
Fixed rate	$1,000,000	5.02%	February 17, 2009
Fixed rate	2,500,000	2.69%	April 8, 2010
Fixed rate	2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 8, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	December 7, 2008
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	December 7, 2008
Variable rate	2,100,000	3.25%
Less purchase accounting adjustments	(27,364)
Total	$34,072,636	4.02%

Junior Subordinated Debentures

In May 2004, Coastal Banking Company Statutory Trust I issued $3.0 million of trust preferred securities with a maturity of July 23, 2034. In accordance with FASB Interpretation Number (“FIN”) 46(R), the Trust has not been consolidated in the Company’s financial statements. The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $3,093,000 of the Company’s junior subordinated debentures, which pay interest at a floating rate equal to 3 month LIBOR plus 275 basis points. At September 30, 2008, this rate was 5.55%. The Company used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to Lowcountry National Bank. The debentures represent the sole asset of the Trust.

In June 2006, Coastal Banking Company Statutory Trust II issued $4.0 million of trust preferred securities with a maturity of September 30, 2036. In accordance with FASB Interpretation Number (“FIN”) 46(R), the Trust has not been consolidated in the Company’s financial statements. The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $4,124,000 of the Company’s junior subordinated debentures, which pay interest at a fixed rate of 7.18% until September 30, 2011 and a variable rate thereafter equal to 3 month LIBOR plus 160 basis points. The Company used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to Lowcountry National Bank and First National Bank of Nassau County, which as of August 10, 2008 consolidated under one charter and changed its name to CBC National Bank. The debentures represent the sole asset of the Trust.

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

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and with advances from approved borrowing facilities with correspondent banks and the Federal Home Loan Bank of Atlanta. At September 30, 2008 the Bank had $81,515,000 available under its existing borrowing facilities, a significant increase from the $63,374,000 available at December 31, 2007 and well in excess of projected liquidity needs. One key metric of our liquidity position is the loan-to-total deposit ratio, which was 89% at September 30, 2008 and 81% at December 31, 2007.

Off-Balance Sheet Arrangements

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and loans sold with representations and warranties. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contractual amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. The Bank’s loans are primarily collateralized by residential and other real properties, automobiles, savings deposits, accounts receivable, inventory and equipment.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Loans on one-to-four family residential mortgages originated by us are sold to various other financial institutions with representations and warranties that are usual and customary for the industry. These representations and warranties give the purchaser of the loan the right to require that we repurchase a loan if the borrower fails to make any one of the first four loan payments within 30 days of the due date, which is termed an Early Payment Default (“EPD”). Our maximum exposure to credit loss in the event of an EPD claim would be the unpaid principal balance of the loan to be repurchased along with any premium paid by the purchaser when the loan was purchased and other minor collection cost reimbursements. The Bank has received notification of two EPD claims in 2008 by a purchaser but has not yet received a loan repurchase demand. Beyond the initial payment to the purchaser of $5,000 upon receipt of the claim, the maximum remaining exposure under these claims would be the difference between the total loan amounts of $168,000 and the liquidated value of the underlying collateral consisting of two single family residences. Both loans carried original loan to value ratios of 75%, so if repurchase was required, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.

In addition to EPD claims, the representations and warranties in our loan sale agreements also provide that we will indemnify the purchaser against losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. In connection with the start up of the wholesale lending division, the Bank has established a reserve for costs related to potential indemnification costs and EPD claims. The balance in this indemnification reserve was $191,000 at September 30, 2008 and there have been no claims or charges against this reserve since it was established in September 2007. Based on the performance of the loans we have sold to date, management does not anticipate any material exposure in connection with loan sale indemnification or EPD claims.

The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and loans sold with representations and warranties is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. In most cases, the Bank requires collateral to support financial instruments with credit risk.

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2008:

Commitments to extend credit	$38,396,000
Loans sold with representations and warranties	$184,580,000
Standby letters of credit	$345,000

Contractual Obligations

Summarized below are our contractual obligations as of September 30, 2008.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Federal Home Loan Bank of Atlanta Advances	$34,072,636	$3,100,000	$10,000,000	$4,000,000	$16,972,636
Operating Lease Obligations	816,006	265,745	413,941	136,320	––
Junior Subordinated Debentures	7,217,000	––	––	––	7,217,000
	$42,105,642	$3,365,745	$10,413,941	$4,136,320	$24,189,636

Capital Resources

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Total risk-based capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

At September 30, 2008, total shareholders’ equity was $46.2 million at the Company and $51 million at the Bank. At September 30, 2008, Tier 1 risk-based capital ratio was 12.92% consolidated and 12.25% at the Bank. Total risk-based capital ratio was 14.16% consolidated and 13.50% at the Bank. Tier 1 leverage ratio was 10.00% consolidated and 9.43% at the Bank. The Bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

Regulatory Matters

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) became law. The EESA was enacted largely in response to the financial crises affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions. The primary feature of the EESA is the establishment of a troubled asset relief program (“TARP”), under which the U.S. Treasury Department will purchase troubled assets. Further, the U.S. Treasury Department announced the establishment of the TARP Capital Purchase Program, under which the U.S. Treasury Department will purchase senior perpetual preferred stock of participant financial institutions.

On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the Temporary Liquidity Guarantee Program. The purpose of the program is to strengthen confidence and encourage liquidity in the banking system by permitting the FDIC to (i) guarantee certain newly issued senior unsecured debt issued by participating institutions and (ii) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount.

We cannot predict whether any further proposals will be adopted or, if adopted, how these proposals would affect us.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk.

Pursuant to Item 305(e) of Regulation S-K, no disclosure under this item is required.

Item 4T.

Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2008. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter and nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors.

There have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully consider the factors discussed below and in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The U.S. government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions may not be effective and/or it may not be available to us.

In response to the financial crises affecting the banking system and financial markets and the going concern threats to the ability of investment banks and other financial institutions, the U.S. Congress adopted the new Emergency Economic Stabilization Act of 2008 (“EESA”). The primary feature of the EESA is the establishment of a troubled asset relief program (“TARP”), under which the U.S. Treasury Department will purchase up to $700 billion of troubled assets, including mortgage-backed and other securities, from financial institutions for the purpose of stabilizing the financial markets. There can be no assurance as to what impact it will have on the financial markets, including the extreme levels of volatility currently being experienced. The failure of the U.S. government to execute this program expeditiously could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition and results of operations. Since the rules and guidelines of the TARP are continuing to evolve and our potential participation is subject to regulatory and governmental approval, we are unable to assess whether any of our assets will qualify for the program, if our securities will be purchased pursuant to the TARP Capital Purchase Program, or whether participation in the program would be beneficial to us.

If we participate in the TARP Capital Purchase Program, our ability to pay cash dividends on our common stock will be restricted and your ownership of the common stock will be diluted.

If we participate in the TARP Capital Purchase Program, we will be prohibited from paying cash dividends on our common stock without prior governmental permission for a period of three years from the date of our participation unless the securities we issue under the program are no longer held by the U.S. Treasury Department. Additionally, the warrants issuable under the program will be immediately exercisable for common stock and would thereby dilute your ownership of our common stock upon our entry into the program.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings.

As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC. During the year ended December 31, 2007, we paid $108,120 in deposit insurance assessments and during the first nine months of 2008, we paid $165,020. Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the recent increase of deposit insurance to $250,000 until December 31, 2009, we anticipate that the deposit insurance premium assessments paid by all banks will increase. In addition, on October 14, 2008 the FDIC announced its Temporary Liquidity Guarantee Program, which provides unlimited FDIC Insurance coverage to non-interest bearing accounts until December 31, 2009 for an additional 10 basis point assessment. If the deposit insurance premium assessment rate applicable to us increases, or we decide to participate in the FDIC program, our earnings could be adversely impacted.

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

COASTAL BANKING COMPANY, INC.

Date: November 12, 2008	By:	/s/ Michael G. Sanchez
Michael G. Sanchez Chief Executive Officer

Date: November 12, 2008	By:	/s/ Paul R. Garrigues
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