Form 10-K
period 2008-12-31
COASTAL BANKING CO INC
filed 2009-03-17
CIK 1093897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-K

———————

☑  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2008

☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to

Commission File Number 000-28333

———————

COASTAL BANKING COMPANY, INC.

(A South Carolina Corporation)

 IRS Employer Identification Number: 58-2455445

36 Sea Island Parkway, Beaufort, South Carolina 29907

Telephone Number: (843) 522-1228

———————

Securities registered pursuant to Section 12(b) of the Act:        None.

Securities registered pursuant to Section 12(g) of the Act:        Common Stock, $.01 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑  No ☐

Indicate by check mark if the registrant if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $20,451,799 based on the price at which the common stock last sold on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

2,568,707 shares of common stock were outstanding as of March 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders, scheduled to be held on May 27, 2009, are incorporated by reference into Part III.

Table of Contents

Page

PART 1.

Item 1.      Description of Business

1

Item 1A.    Risk Factors

11

Item 1B.    Unresolved Staff Comments

18

Item 2.        Description of Property

18

Item 3.        Legal Proceedings

19

Item 4.        Submission of Matters to a Vote of Security Holders

19

PART II.

Item 5.        Market for Common Equity Related Stockholder Matters, and Issuer Purchases
of Equity Securities

20

Item 6.        Selected Financial Data

20

Item 7.        Management’s Discussion and Analysis of Plan of Operation

20

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks

35

Item 8.        Financial Statements

36

Item 9.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

68

Item 9A.    Controls and Procedures

68

Item 9B.     Other Information

69

PART III.

Item 10.      Directors, Executive Officers, and Corporate Governance

70

Item 11.      Executive Compensation.

70

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.

70

Item 13.      Certain Relationships and Related Transactions

71

Item 14.      Principal Accountant Fees and Services

71

Item 15.      Exhibits

71

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

General

Coastal Banking Company, Inc. (the “Company”) is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for CBC National Bank (the “Bank”). The Bank commenced business on May 10, 2000 as Lowcountry National Bank. The Company acquired First National Bank of Nassau County, which began its operations in 1999, through its merger with First Capital Bank Holding Corporation on October 1, 2005. On October 27, 2006, the Company acquired the Meigs, Georgia office of the Bank through merger of Cairo Banking Co. with and into the Bank. On August 10, 2008, Lowcountry National Bank and First National Bank of Nassau County merged into one charter. Immediately after the merger, the name of the surviving bank was changed to CBC National Bank and the main office relocated to 1891 South 14th Street, Fernandina Beach, Nassau County, Florida. The Bank’s branches continue to do business under the trade names “Lowcountry National Bank,” “First National Bank of Nassau County,” and “The Georgia Bank” in their respective markets. The Bank provides full commercial banking services to customers throughout Beaufort County, South Carolina; Nassau County, Florida; and Thomas County, Georgia and is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank also has loan production offices in Savannah, Georgia and Jacksonville, Florida, as well as a wholesale mortgage banking office in Atlanta, Georgia.

Location and Service Area

Our primary service areas consist of the areas within a 20 mile radius of the main offices of Lowcountry National Bank in Beaufort County, South Carolina, First National Bank in Nassau County, Florida, and The Georgia Bank in Thomas County, Georgia. The primary service area of Lowcountry National Bank covers a large portion of Beaufort County, including Beaufort, Bluffton, Burton, Callawassie Island, Coosaw, Dataw Island, Harbor Island, Hilton Head Island, Hunting Island, Fripp Island, Ladys Island, Port Royal, Spring Island, St. Helena Island, and Sun City. The primary service area of First National Bank includes the communities of Amelia Island, Fernandina Beach, O’Neil and Yulee, Florida. First National Bank also serves the Savannah, Georgia; Atlanta, Georgia; and Jacksonville, Florida market areas through loan production offices.  The primary service area of The Georgia Bank is Thomas County, Georgia.

Lending Activities

General: We emphasize a range of lending services, including real estate, commercial, and consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in the bank’s market areas.

Loan Approval and Review: The bank’s loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered and approved by an officers’ loan committee with a higher lending limit or the directors’ loan committee, which has the authority to approve loans up to the legal lending limit of the bank. The bank may not make any loans to any director, officer, or employee of the bank that, in the aggregate, exceeds $1,000,000 unless approved by the board of directors of the bank and made on terms not more favorable to such person than would be available to a person not affiliated with the bank. The bank’s mortgage loan review process currently adheres to guidelines from the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and where applicable the Federal Housing Administration, but may choose to alter this policy in the future. The bank currently sells mortgage loans on the secondary market, but has, on occasion, chosen to hold them in the portfolio.

Lending Limits: The bank’s lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. These limits will increase or decrease as the bank’s capital increases or decreases. Based upon CBC National Bank’s capitalization of $53,012,000 as of December 31, 2008, the bank has a self-imposed loan limit of $6,934,000, which represents 98% of our regulatory legal lending limit of $7,075,000. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above this limit.

Real Estate and Mortgage Loans: Loans secured by first or second mortgages on real estate make up approximately 95% of the bank’s loan portfolio. These loans generally fall into one of three categories: commercial real estate loans, construction and development loans, or residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity loans are not included because they are classified as consumer loans, which are discussed below. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank generally charges origination fees for each loan.

Real estate loans are subject to the same general risks as other loans. They are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan.

We originate residential real estate loans for sale into the secondary market. We limit our interest rate and credit risk on these loans by locking the interest rate for each loan in a forward sale commitment with the secondary market investor and then selling the loan to that investor after the loan is funded.

Commercial Real Estate Loans: Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We generally require that debtor cash flow exceed 125% of monthly debt service obligations. We typically review all of the personal financial statements of the principal owners at the time of loan and annually afterward. We also require their personal guarantees. These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

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

Commercial Loans: Our bank makes loans for commercial purposes in various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

Equipment loans typically are made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. We focus our efforts on commercial loans less than $500,000. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal typically is repaid as the assets securing the loan are converted into cash, and in other cases principal typically will be due at maturity. Asset based lending, leasing, and factoring are offered through third party vendors who can handle the paper work and servicing and generally assume most of the credit risk. While trade letters of credit and standby letters of credit are processed by the bank, foreign exchange services are handled through a correspondent bank as agent for the bank.

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

The larger banks in the Beaufort County and Nassau County areas make proportionately more loans to medium to large-sized businesses than we do. Many of the bank’s commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

Consumer Loans: Our bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 72 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

We also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit generally are the same as those for first mortgage loans. Home equity lines of credit typically have terms of 15 years or less, carry balances less than $125,000, and may extend up to 89.9% of the available equity of each property.

Deposits: The bank offers a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and individual retirement accounts. The primary sources of deposits are residents of, and businesses and their employees located in, our primary market areas. Deposits are obtained through personal solicitation by officers and directors, direct mail solicitations and advertisements published in the local media. To attract deposits, the bank offers a broad line of competitively priced deposit products and services.

Supervision And Regulation

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide general regulatory oversight of their operations. These laws and regulations are generally intended to protect depositors and not shareholders. Legislation and regulations authorized by legislation influence, among other things:

•

how, when, and where we may expand geographically;

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

Coastal Banking Company, Inc.

Because the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, we are primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As a bank holding company located in South Carolina, the South Carolina Board of Financial Institutions also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve Board’s approval in advance of:

•

acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•

acquiring all or substantially all of the assets of any bank; or

•

merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve Board may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition, or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve Board’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if we are adequately capitalized and adequately managed, we may purchase a bank located outside of South Carolina, Georgia or Florida. However, the laws of the other state may impose restrictions on the acquisition of a bank that has only been in existence for a limited amount of time or that would result in specified concentrations of deposits. For example, South Carolina law prohibits a bank holding company from acquiring control of a bank until the target bank has been incorporated for five years. Because CBC National Bank has been chartered for a sufficient amount of time, this restriction would not limit our ability to be acquired.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•

the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•

no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The regulations provide a procedure for challenging the rebuttable presumption of control.

Permitted Activities. The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve Board to become a financial holding company and must provide the Federal Reserve Board with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institution. Under Federal Reserve Board policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full. In the event of our bankruptcy, any commitment that we give to a federal banking regulator to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

CBC National Bank

Because the Bank is chartered as a national bank, it is primarily subject to the supervision, examination, and reporting requirements of the National Bank Act and the regulations of the OCC. The OCC regularly examines the Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Because the Bank’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations. The Bank is also subject to numerous state and federal statutes and regulations that affect the Bank’s business, activities, and operations.

Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which their branches are located. Under South Carolina, Georgia and Florida law, the Bank may open branch offices throughout each respective state with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in South Carolina, Georgia and Florida. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the target states’ laws. Florida’s law, subject to limited exceptions, currently permits branching across state lines through interstate mergers. On October 27, 2006, First National Bank of Nassau County, which later became CBC National Bank, acquired branching rights in Georgia through the acquisition of Cairo Banking Company, a Georgia state bank, pursuant to the merger of Cairo Banking Company with and into the Bank.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, neither Georgia, South Carolina nor Florida has opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of these states may branch into them. This provides a limited barrier of entry into the South Carolina, Florida and Georgia banking markets, which protects us from an important segment of potential competition. However, because neither South Carolina, Georgia nor Florida has elected to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if its home state has also elected to opt in. Consequently, until Florida changes its election, the only way the Bank will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The other capital categories are well capitalized, adequately capitalized, and undercapitalized. As of December 31, 2008, the Bank qualified for the well-capitalized category.

A “well-capitalized” bank is one that significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, and a tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices and has not corrected the deficiency.

FDIC Insurance Assessments. The FDIC is an independent agency of the United States government that uses the Deposit Insurance Fund to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. The FDIC must maintain the Deposit Insurance Fund within a range between 1.15 percent and 1.50 percent of all insured deposits.

The FDIC has adopted a risk-based assessment system for insured depository institutions that accounts for the risks attributable to different categories and concentrations of assets and liabilities. The system is designed to assess higher rates on those institutions that pose greater risks to the Deposit Insurance Fund. The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lowest risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings, if any.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.

For 2008, assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s risk category. Institutions in the lowest risk category, Risk Category I, were charged a rate between 5 and 7 cents per $100 of deposits. Risk Categories II, III, and IV were charged 10 basis points, 28 basis points, and 43 basis points, respectively.

Because the Deposit Insurance Fund fell below 1.15 percent as of June 30, 2008, and was expected to remain below 1.15 percent, the Federal Deposit Insurance Reform Act of 2005 required the FDIC to establish and implement a restoration plan to restore the reserve ratio to no less than 1.15 percent within five years, absent extraordinary circumstances.

On December 16, 2008, the FDIC adopted, as part of its restoration plan, a uniform increase to the assessment rates by 7 basis points (annualized) for the first quarter 2009 assessments. As a result, institutions in Risk Category I will be charged a rate between 12 and 14 cents per $100 of deposits. Risk Categories II, III, and IV will be charged 17 basis points, 35 basis points, and 50 basis points, respectively.

On February 27, 2009, the FDIC amended its restoration plan to extend the period for restoration to seven years and further revised the risk-based assessment system. Starting with the second quarter of 2009, institutions in Risk Category I will have a base assessment rate between 12 and 16 cents per $100 of deposits. Risk Categories II, III, and IV will be have base assessment rates of 22 basis points, 32 basis points, and 45 basis points, respectively. These base assessments will be subject to adjustments based on each institution’s unsecured debt, secured liabilities, and use of brokered deposits. As a result of these adjustments, institutions in Risk Category I will be charged rate between 7 and 24 cents per $100 of deposits. Risk Categories II, III, and IV will be charged between 17 and 43 basis points, 27 and 58 basis points, and 40 and 77.5 basis points, respectively.

Under an interim rule adopted on February 27, 2009, the FDIC will impose an emergency special assessment of 20 basis points as of June 30, 2009, and may impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that shall be close to zero or negative at the end of a calendar quarter. If adopted, based on deposits of $363 million at December 31, 2008, our emergency special assessment of 20 basis points will be $726,000.

The FDIC may, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

FDIC Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the Temporary Liquidity Guarantee Program (“TLGP”). The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system. The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and institutions had the opportunity, prior to December 5, 2008, to opt-out of either or both components of the TLGP.

The Debt Guarantee Program: Under the TLGP, the FDIC is permitted to guarantee certain newly issued senior unsecured debt issued by participating financial institutions. The annualized fee that the FDIC will assess to guarantee the senior unsecured debt varies by the length of maturity of the debt. For debt with a maturity of 180 days or less (excluding overnight debt), the fee is 50 basis points; for debt with a maturity between 181 days and 364 days, the fee is 75 basis points, and for debt with a maturity of 365 days or longer, the fee is 100 basis points. The Bank did not opt-out of the Debt Guarantee component of the TLGP; however, it currently does not have any debt outstanding pursuant to the program.

The Transaction Account Guarantee Program: Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee will expire at the end of 2009. For the eligible noninterest-bearing transaction deposit accounts (including accounts swept from a noninterest bearing transaction account into an noninterest bearing savings deposit account), a 10 basis point annual rate surcharge will be applied to noninterest-bearing transaction deposit amounts over $250,000. Institutions will not be assessed on amounts that are otherwise insured. The Bank did not opt-out of the Transaction Account Guarantee component of the TLGP.

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains, and documents a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006 encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment, and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis – Control Accounting Policies.”

Commercial Real Estate Lending. The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•

total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•

total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

•

Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•

Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•

Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•

Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for certain types of consumer loans to military service members and their dependents; and

•

rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as the following:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•

rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve Board, in the case of the Company, and the OCC, in the case of the Bank. The Federal Reserve Board has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by its primary regulator, which are substantially similar to those adopted by the Federal Reserve Board for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2008 our ratio of total capital to risk-weighted assets was 16.10% and our ratio of Tier 1 Capital to risk-weighted assets was 14.85%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2008, our leverage ratio was 11.14%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action” above.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company as the Bank’s sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed (1) the total of the Bank’s net profits for that year, plus (2) the Bank’s retained net profits of the preceding two years, less any required transfers to surplus. The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. At December 31, 2008, the Bank could pay cash dividends without prior regulatory approval. A dividend of $300,000 was paid from the Bank to the Company during September 2008.

When the Company received a capital investment from the United States Department of the Treasury under the Troubled Assets Relief Program (“TARP”) Capital Purchase Program on December 5, 2008, the Company became subject to additional limitations on the payment of dividends. These limitations require, among other things, that (i) all dividends for the securities purchased under the TARP Capital Purchase Program be paid before other dividends can be paid and (ii) the Treasury must approve any increases in common dividends for three years following the Treasury’s investment.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•

a bank’s loans or extensions of credit to affiliates;

•

a bank’s investment in affiliates;

•

assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•

loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•

a bank’s guarantee, acceptance, or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid taking low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Limitations on Senior Executive Compensation

Because the Company received a capital investment from the United States Department of the Treasury under the TARP Capital Purchase Program on December 5, 2008, the Company is subject to executive compensation limitations. For example, the Company must meet the following standards:

•

Ensure that senior executive incentive compensation packages do not encourage excessive risk;

•

Subject senior executive compensation to “clawback” if the compensation was based on inaccurate financial information or performance metrics;

•

Prohibit any golden parachute payments to senior executive officers; and

•

Agree not to deduct more than $500,000 for a senior executive officer’s compensation.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. Neither the Company nor the Bank can predict the nature or impact of future changes in monetary and fiscal policies.

Deposit Services

The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our primary market areas at rates competitive in the market area. In addition, we offer certain retirement account services, such as IRAs. We solicit these accounts from individuals, businesses, associations, organizations, and governmental authorities.

Other Banking Services

Our bank also offers other bank services including drive up ATMs, safe deposit boxes, traveler’s checks, direct deposit, U.S. Savings Bonds, banking by mail, and internet banking. The bank is associated with the Plus and Star ATM networks, which may be used by customers throughout the bank’s primary market areas and other regions. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and attract customers who are accustomed to the convenience of using ATMs. The bank does not currently exercise trust powers, and we do not expect the bank to offer trust services in the near future.

Employees

As of December 31, 2008, we had 91 full-time employees and 10 part-time employees.

Item 1A.

Risk Factors

Recent negative developments in the financial industry, and the domestic and international credit markets, may adversely affect our operations and results.

Negative developments during 2008 in the global credit and derivative markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in 2009. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. If these negative trends continue, our business operations and financial results may be negatively affected.

The current economic environment may present significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to real estate construction loans, we nonetheless retain direct exposure to the real estate markets, and we are affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. The overall deterioration in economic conditions may subject us to increased regulatory scrutiny in the current environment. In addition, a national economic recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. As a community bank, we are less able to spread the risk of unfavorable economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

Weakness in residential property values and mortgage loan markets could adversely affect us.

Recent weakness in the secondary market for residential lending could have an adverse impact upon our profitability. Pricing may change rapidly impacting the value of loans in our portfolio. This has been most pronounced in residential construction and development loans The turmoil in the mortgage markets, combined with the ongoing correction in real estate markets, could result in further price reductions in single family home prices and lack of liquidity in refinancing markets. These factors could adversely impact the quality of our residential construction and residential mortgage portfolio in various ways, including creating discrepancies in value between the original appraisal and the value at time of sale, and by decreasing the value of the collateral for our mortgage loans. We also have a significant amount of loans on one-to-four family residential properties, which are secured principally by single-family residences. Loans of this type are generally smaller in size and geographically dispersed throughout our market area. Losses on the residential loan portfolio depend to large degree on the level of interest rates, the unemployment rate, economic conditions, and collateral values, and are therefore difficult to predict.

Additionally, we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of certain borrower defaults, which could harm our liquidity, results of operations, and financial condition. When we sell mortgage loans, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which the loans were originated. Our whole loan sale agreements sometimes require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans in the event of early payment default of the borrower on a mortgage loan. While we have taken steps to enhance our underwriting policies and procedures, these steps might not be effective and might not lessen the risks associated with loans sold in the past. If repurchase demands increase, our liquidity, results of operations, and financial condition could be adversely affected

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development, and construction loans for builders and developers. As of December 31, 2008, approximately $66 million, or 22%, of our total loan portfolio represented loans for which the related property is neither presold nor preleased. These land acquisition and development, and construction loans are considered more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks, and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio may increase substantially in 2009, and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings.

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to our earnings and adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing any probable losses in our loan portfolio. Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations with us. We employ an outside vendor specializing in credit risk management to evaluate our loan portfolio for risk grading, which can result in changes in our allowance for estimated loan losses. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates, that may be beyond our control, and such losses may exceed the allowance for estimated loan losses. Although management believes that the allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses. If these regulatory agencies require us to increase the allowance for estimated loan losses, it would have a negative effect on our results of operations and financial condition.

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

Changes in the interest rate environment could reduce our profitability.

As a financial institution, our earnings significantly depend on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes in the Federal Reserve Boards’ fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

Since January 2008, in response to the dramatic deterioration of the subprime, mortgage, credit, and liquidity markets, the Federal Reserve has taken action on seven occasions to reduce interest rates by a total of 400 to 425 basis points, which has reduced our net interest income and will likely continue to reduce this income for the foreseeable future. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and, potentially, the price of our securities. Additionally, in 2009, we expect to have continued margin pressure given these historically low interest rates, along with elevated levels of non-performing assets.

At December 31, 2008 we were in an asset sensitive position over a four to five month period after which we turn liability sensitive. Generally this means that changes in interest rates affect our interest earned on assets quicker than our interest paid for liabilities since the rates earned on our assets reset sooner than rates paid on our liabilities. Accordingly, we anticipate that interest rate decreases by the Federal Reserve throughout 2008 will have a negative effect on our interest income over the short term until the interest rates paid on our liabilities reset.

In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates. Any significant increase in prevailing interest rates could adversely affect our mortgage banking business because higher interest rates could cause customers to request fewer refinancings and purchase money mortgage originations.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Negative publicity about financial institutions, generally, or about the company or the bank, specifically, could damage our reputation and adversely impact its business operations and financial results.

Reputation risk, or the risk to our business from negative publicity, is inherent in our business. Negative publicity can result from the actual or alleged conduct of financial institutions, generally, or the company or the bank, specifically, in any number of activities, including leasing practices, corporate governance, and actions taken by government regulators in response to those activities. Negative publicity can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action, any of which could negatively affect our business operations or financial results.

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses, and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets.

If we are unable to increase our share of deposits in our market, we may accept out of market brokered deposits, the costs of which may be higher than expected.

We can offer no assurance that we will be able to maintain or increase our market share of deposits in our highly competitive service area. If we are unable to do so, we may be forced to accept increased amounts of out of market brokered deposits. As of December 31, 2008, we had approximately $29 million in out of market deposits, including brokered deposits, which represented approximately 8% of our total deposits. Our practice has been to acquire out of market and brokered deposits only when the cost of such deposits are less than the cost of attracting deposits in our local markets.  At times, the cost of out of market and brokered deposits exceeds the cost of deposits in our local market and so we may not be able to continue this practice in the future. In addition, the cost of out of market brokered deposits can be volatile, and if we are unable to access these markets or if our costs related to out of market brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings.

As an insured depository institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. These assessment are required to ensure that FDIC deposit insurance reserve ratio is at least 1.15% of insured deposits. Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, when the reserve ratio falls below 1.15%. The recent failures of several financial institutions have significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

Beginning on January 1, 2009, there was a uniform seven basis points (annualized) increase to the assessments that banks pay for deposit insurance. The increased assessment rates range from 12 to 50 basis points (annualized) for the first quarter 2009 assessment, which will be owed on June 30, 2009. Beginning on April 1, 2009, the FDIC will modify the risk-based assessments to account for each institution’s unsecured debt, secured liabilities and use of brokered deposits. Assessment rates will range from 7 to 77.5 basis points (annualized) starting with the second quarter 2009 assessments, which will be owed on September 30, 2009. In addition, the FDIC has adopted an interim rule to impose an emergency assessment of 20 basis points as of June 30, 2009, which will be owed on September 30, 2009. If adopted, based on deposits of $363 million at December 31, 2008, our emergency special assessment of 20 basis points will be $726,000. The FDIC may also impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that shall be close to zero or negative at the end of a calendar quarter.

If the FDIC imposes additional emergency assessments, or otherwise further increases assessment rates, our earnings could be further adversely impacted.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed.

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

Our ability to pay dividends is limited and we may be unable to pay future dividends.

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the bank.

In addition, because we have participated in the United States Department of the Treasury’s Troubled Assets Relief Program Capital Purchase Program (“TARP CPP”), our ability to pay dividends on common stock is further limited. Specifically, we may not pay dividends on common stock unless all dividends have been paid on the securities issued to the Treasury under the TARP CPP. The TARP CPP also restricts our ability to increase the amount of dividends on common stock, which potentially limits your opportunity for gain on your investment.

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

The success of our bank depends largely on the services of our chief executive officer. Michael G. Sanchez, the president and chief executive officer of Coastal Banking Company, Inc. and CBC National Bank, has extensive and long-standing ties within our industry. If we lose the services of Mr. Sanchez, our business and development could be materially and adversely affected.

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

Our ability to attract and retain the best key employees may be limited by the restrictions that we must place on the compensation of those employees due to our participation in the United States Department of the Treasury’s Troubled Assets Relief Program Capital Purchase Program (“TARP CPP”).

Participants in the TARP CPP must set specified limits on the compensation to certain senior executive officers. The limitations, which include a prohibition on any “golden parachute” payments and a “clawback” of any bonus that was based on materially inaccurate financial data or other performance metric, could limit our ability to attract and retain the best executive officers because other competing employers may not be subject to these limitations.

The United States Department of the Treasury, as a holder of our preferred stock, has rights that are senior to those of our common stockholders.

We have supported our capital operations by issuing classes of preferred stock to the United States Department of the Treasury under the TARP CPP. On December 5, 2005, we issued preferred stock issued to the Treasury under the TARP CPP totaling $9.95 million. The preferred stock has dividend rights that are senior to our common stock; therefore, we must pay dividends on the preferred stock before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution, or liquidation, the Treasury must be satisfied before we can make any distributions to our common stockholders.

Our agreement with the United States Department of the Treasury under the TARP CPP is subject to unilateral change by the Treasury, which could adversely affect our business, financial condition, and results of operations.

Under the TARP CPP, the Treasury may unilaterally amend the terms of its agreement with us in order to comply with any changes in federal law. We cannot predict the effects of any of these changes and of the associated amendments.

The Emergency Economic Stabilization Act of 2008 (“EESA”) or other governmental actions may not stabilize the financial services industry.

The EESA, which was signed into law on October 3, 2008, is intended to alleviate the financial crisis affecting the U.S. banking system. A number of programs are being developed and implemented under EESA. The EESA may not have the intended effect, however, and as a result, the condition of the financial services industry could decline instead of improve. The failure of the EESA to improve the condition of the U.S. banking system could significantly adversely affect our access to funding or capital, the trading price of our stock, and other elements of our business, financial condition, and results of operations.

In addition to EESA, a variety of legislative, regulatory, and other proposals have been discussed or may be introduced in an effort to address the financial crisis. Depending on the scope of such proposals, if they are adopted and applied to the Company, our financial condition, results of operations or liquidity could, directly or indirectly, benefit or be adversely affected in a manner that could be material to our business.

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

Environmental liability associated with lending activities could result in losses.

In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances are discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit the use of properties that we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our loan policies require certain due diligence of high risk industries and properties with the intention of lowering our risk of a non-performing loan and/or foreclosed property.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.

The economy in our market areas are affected, from time to time, by adverse weather events, particularly hurricanes. Our market areas consists largely of coastal communities, and we cannot predict whether, or to what extent, damage caused by future hurricanes will affect our operations, our customers or the economies in our banking markets. However, weather events could cause a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures and loan losses, which would adversely affect our results of operations.

Item 1B.

Unresolved Staff Comments

Not applicable.

Item 2.

Description of Property

Our main office is located at 1891 South 14th Street in Fernandina Beach, Florida. The Bank owns this 6,500 square foot main office, which is located on 1.28 acres of land. In addition, the Bank has acquired the office building on property adjacent to our main office for administrative use. In 2004, the Bank also purchased 1.16 acres of land at the corner of Lofton Square Boulevard and State Road 200 in Yulee, Florida for a future branch location. The Bank will be required to obtain regulatory approval before establishing a branch at this location. We conduct our banking business in Florida under the trade name First National Bank of Nassau County.

We conduct our South Carolina banking operation under the trade name “Lowcountry National Bank” through our branch locations in Beaufort, Bluffton and Port Royal. Our Beaufort, South Carolina branch is located at 36 Sea Island Parkway. The Bank owns this 5,800 square foot branch office building, which is located on 2.33 acres of land.

During 2002, the Bank established a loan production office to service the Bluffton area and in 2003 consolidated the office into a new, full-service branch at Moss Creek Village, Bluffton, South Carolina. The Bank leases the Moss Creek office under an agreement which will expire in 2009.

In 2007, the Bank opened a branch in Port Royal, South Carolina, which adjoins the city of Beaufort. The branch was completed in March 2007 and is located in the Port Royal Center, which is a multi-unit office complex. We also occupy leased space in the upstairs offices above the branch for executive and administrative use. The lease is for a term of five years that will expire in 2012 with options to renew for subsequent five year periods.

The Meigs, Georgia branch, operated under the name “The Georgia Bank,” occupies a storefront office in Meigs, Georgia. The branch building was acquired as part of the acquisition of the Meigs office on October 27, 2006.

The Bank also has loan production offices in Jacksonville, Florida and Savannah, Georgia, as well as a wholesale mortgage office in Atlanta, Georgia. All of these properties are leased, with the Atlanta lease expiring in 2010, and the Savannah lease expiring in 2011. The Jacksonville location is not under a lease contract, and may be canceled at any time with three months notice

Item 3.

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II.

Item 5.

Market for Common Equity Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Common Stock of Coastal Banking Company, Inc. is not listed on any exchange. However, the stock is quoted on the NASDAQ OTC Bulletin Board under the symbol “CBCO.OB.” There were approximately 650 shareholders of record on December 31, 2008. The following table sets forth the high and low bid prices as quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions. All prices are adjusted for the stock dividends paid to shareholders of record on December 14, 2007.

	Years Ended December 31,
	2008		2007
	High	Low	High	Low
First quarter	$15.25	$12.30	$22.67	$21.30
Second quarter	$13.95	$9.00	$21.57	$18.57
Third quarter	$9.50	$4.97	$18.57	$16.67
Fourth quarter	$7.75	$5.06	$17.76	$12.38

Coastal Banking Company, Inc. has never declared or paid a cash dividend and does not expect to do so in the foreseeable future. The ability of Coastal Banking Company, Inc. to pay cash dividends is dependent upon receiving cash dividends from the Bank. However, federal banking regulations restrict the amount of cash dividends that can be paid to Coastal Banking Company, Inc. from the Bank. Further, pursuant to our issuance of 9.950 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the Treasury under the TARP Capital Purchase Program, the preferred stock has dividend rights that are senior to our common stock. In addition, pursuant to the terms under which the preferred stock was issued, there are limitations on the payment of dividends on common stock. All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the board of directors.

The Company's sale of unregistered Fixed Rate Cumulative Perpetual Preferred Stock, Series A, pursuant to the U.S. Department of the Treasury's TARP Capital Purchase Program, was previously reported on a Current Report on Form 8-K filed on December 5, 2008. The Company did not repurchase any shares of its common stock during the fourth quarter of 2008.

Item 6.

Selected Financial Data

Not applicable.

Item 7.

Management’s Discussion and Analysis of Plan of Operation

General

Coastal Banking Company, Inc. (in this Item 7, the “Company”) is a bank holding company headquartered in Beaufort, South Carolina organized to own all of the common stock of its subsidiary, CBC National Bank (in this Item 7, “Bank”). The principal activity of the Bank is to provide banking services for its domestic markets. The Bank’s primary markets are Beaufort County, South Carolina and Nassau County, Florida. The Bank is primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and undergoes periodic examinations by this regulatory agency. The holding company is regulated by the Federal Reserve Board of Governors and also is subject to periodic examinations. The Bank commenced business on May 10, 2000 as Lowcountry National Bank at 36 Sea Island Parkway, Beaufort, South Carolina 29907. First National opened for business July 26, 1999 and was acquired by Coastal through the merger with its holding company, First Capital Bank Holding Corporation (“First Capital”) on October 1, 2005. On October 27, 2006 Coastal acquired our Meigs, Georgia office through the merger of Cairo Banking Company, a Georgia state bank with and into First National. On August 10, 2008, Lowcountry National Bank and First National Bank of Nassau County merged into one charter. Immediately after the merger, the name of the surviving bank was changed to CBC National Bank and the main office relocated to 1891 South 14th Street, Fernandina Beach, Nassau County, Florida. The Bank’s branches continue to do business under the trade names “Lowcountry National Bank,” “First National Bank of Nassau County,” and “The Georgia Bank” in their respective markets. The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

The following discussion describes our results of operations for 2008 as compared to 2007 and also analyzes our financial condition as of December 31, 2008 as compared to December 31, 2007. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2008 and 2007 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to continue to direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Volume/Rate Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

In addition to earning interest on our loans and investments, we earn income through fees, gains on sales of loans and marketable securities, cash surrender value of life insurance and other service charges to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Forward-Looking Statements

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Potential risks and uncertainties include, but are not limited to those described under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Note 1 in the footnotes to the consolidated financial statements at December 31, 2008 included elsewhere in this annual report.

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

Intangible assets, included in Other Assets on the Consolidated Balance Sheets, include goodwill and other identifiable assets, such as core deposits, resulting from acquisitions. Goodwill, in this context, is the excess of the purchase price in an acquisition transaction over the fair market value of the net assets acquired. Core deposit intangibles are amortized on a straight-line basis over such assets’ estimated expected life. In accordance with SFAS No. 142, “Goodwill and Other Intangible Asset,” goodwill is not amortized but is tested annually for impairment or at any time an event occurs, or circumstances change, that may trigger a decline in the value of the reporting unit. Such impairment testing calculations include estimates. Furthermore, the determination of which intangible assets have finite lives is subjective as is the determination of the amortization period for such intangible assets. The Company tests for goodwill impairment by determining the fair market value for each reporting unit and comparing the fair market value to the carrying amount of the applicable reporting unit. If the carrying amount exceeds fair market value the potential for the impairment exists, and a second step of impairment testing is performed. In the second step, the fair market value of the reporting units’ goodwill is determined by allocating the reporting unit’s fair market value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair market value of reporting unit goodwill is less than its carrying amount, goodwill is impaired and is written-down to its fair market value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair market value will not result in the reversal of previously recognized losses. The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment in the carrying value of goodwill as of December 31, 2008.

Results of Operations

Overview

Net loss for 2008 was $4,838,000 or $1.91 per basic common share compared to net income of $2,632,000 or $1.04 per basic common share, in 2007. In total, our operational results depend to a large degree on net interest income, which is the difference between the interest income received from our investments, such as loans, investment securities, and federal funds sold, and interest expense, paid on deposit liabilities and other borrowings. Net interest income was $10,048,000 for the year ended December 31, 2008 compared to net interest income of $12,183,000 for the year ended December 31, 2007.

The provision for loan losses in 2008 was $7,823,000 compared to $311,000 in 2007. The increase in the provision for loan losses is attributable to weakness in our real estate markets, primarily related to the housing industry. The Bank has a concentration in residential single-family construction loans and residential development loans in Beaufort, South Carolina, Savannah, Georgia and in northeast Florida, principally Nassau, Duval and St. Johns County. These loans types are typically repaid as the completed lots or homes are sold, however the nationwide deterioration in the housing market caused our sources of repayment to slow and accelerated the devaluation of the underlying collateral securing the loans. The provision for loan losses was increased to reflect the amount calculated by our allowance for loan losses methodology which takes into account deteriorating economic conditions and the underlying collateral value of some of our loans. Of the $7,823,000 provision expense for 2008, 37% was related to commercial mortgage loans, 32% was related to construction loans, 27% was related to residential mortgage loans, and 4% was related to all other loans. Of that same amount, 40% of provision expense was related to loans secured by properties in Florida, 31% was related to collateral properties in South Carolina, and 29% was related to collateral properties in Georgia.

Noninterest income for the year ended December 31, 2008 totaled $5,139,000, representing a $2,818,000 increase from December 31, 2007. This increase was associated with an increase in mortgage loan fees and gain on sale of mortgage loans of $2,550,000, a gain on sale of securities of $219,000, and an increase in service charges on deposits and other service charges, commissions and fees of $244,000, offset by a decrease in gain on sale of SBA loans of $62,000. Non-interest expenses in 2008 were $15,358,000; a $4,903,000 increase compared to the 2007 amounts, primarily due to the costs associated with the wholesale mortgage division in Atlanta, Georgia and costs associated with other real estate owned. The Company’s efficiency ratio, which is a measure of total non-interest expenses as a percentage of net interest income and non-interest income, increased to 101.13% in 2008 from 72.09% in 2007 due in large part to the previously described increase in noninterest expenses.

In 2008, we recognized an income tax benefit of ($3,156,000) compared to an income tax expense of $1,105,000 in 2007. Our effective tax rate was (39.5%) in 2008 and 29.6% in 2007. The higher effective tax (benefit) rates for 2008 reflect the impact of permanent book-to-tax differences from tax exempt income on bank owned life insurance and municipal securities.

Net Interest Income

For the year ended December 31, 2008, net interest income totaled $10,048,000, as compared to $12,183,000 for the same period in 2007. Interest income from loans, including fees, decreased $2,842,000 to $20,318,000 for the year ended December 31, 2008. The average balance of loans was $325,098,000 in 2008 compared to $282,182,000 in 2007. The weighted average rate earned on loans was 6.25% for 2008 compared to 8.21% in 2007. Interest income from securities decreased $620,000 on a tax equivalent basis. The average balance of investments was $82,401,000 in 2008 compared to $95,715,000 in 2007. The weighted average rate earned on investments was 5.24% for 2008 compared to 5.16% in 2007. This decrease in income was partially offset by decreased interest expense, which totaled $14,388,000 for the year ended December 31, 2008, compared to $16,293,000 in 2007. The net interest margin realized on earning assets and the interest rate spread were 2.52% and 2.12%, respectively, for the year ended December 31, 2008. For the year ended December 31, 2007, the net interest margin was 3.19% and the interest rate spread was 2.75%. Yields on interest earning assets decreased during the year by 136 basis points compared to a decrease in rates on interest bearing liabilities of 73 basis points during the year.

Average Balances and Interest Rates

The table below shows the average balance outstanding for each category of interest-earning assets and interest-bearing liabilities for 2008 and 2007, and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated.

	For the Years Ended December 31,
	2008			2007
(In Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans (including loan fees)	$325,098	$20,318	6.25%	$282,182	$23,160	8.21%
Taxable investments	65,702	3,328	5.07%	79,476	4,022	5.06%
Tax-free investments	16,699	988	5.92%	16,239	914	5.63%
Interest-bearing deposits in other banks	678	22	3.24%	1,667	89	5.34%
Federal funds sold	4,674	116	2.48%	11,719	602	5.14%
Total interest-earning assets	412,851	24,772	6.00%	391,283	28,787	7.36%
Other non-interest earning assets	30,782			33,579
Total assets	$443,633			$424,862
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and savings	$101,895	$2,442	2.40%	$123,922	$4,467	3.60%
Time	228,355	10,117	4.43%	194,987	10,012	5.13%
Other	40,671	1,829	4.50%	34,832	1,814	5.21%
Total interest-bearing liabilities	370,921	14,388	3.88%	353,741	16,293	4.61%
Other non-interest bearing liabilities	27,055			26,162
Shareholders’ equity	45,657			44,959
Total liabilities and shareholders’ equity	$443,633			$424,862
Excess of interest-earning assets over interest bearing liabilities	$41,930			$37,542
Ratio of interest-earning assets to interest-bearing liabilities	111%			111%
Tax equivalent adjustment		(336)			(311)
Net interest income		$10,048			$12,183
Net interest spread			2.12%			2.75%
Net interest margin			2.52%			3.19%

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

	2008 Compared to 2007 Increase (decrease) due to changes in
(In Thousands)	Volume	Rate	Net Change
Interest income on:
Loans (including loan fees)	$3,195	$(6,037)	$(2,842)
Taxable investments	(698)	4	(694)
Non-taxable investments	26	48	74
Interest bearing deposits in other banks	(40)	(27)	(67)
Federal funds sold	(261)	(225)	(486)
Total interest income (tax equivalent basis)	2,222	(6,237)	(4,015)
Interest expense on:
Interest-bearing demand and savings	(702)	(1,323)	(2,025)
Time	1,583	(1,478)	105
Other	281	(266)	15
Total interest expense	1,162	(3,067)	(1,905)
Net interest income (tax equivalent basis)	$1,060	$(3,170)	$(2,110)

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

Net interest income is the primary component of net income for financial institutions. The timing and magnitude of repricing as well as the mix of interest sensitive and non-interest sensitive assets and liabilities affect net interest income. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of our net interest income in general terms during periods of movement in interest rates. In general, if we are asset sensitive, more of our interest sensitive assets are expected to reprice within twelve months than our interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At December 31, 2008, the Company, as measured by gap, is asset sensitive at three months or less and liability sensitive cumulatively at one year. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts) that are not contractually tied to an adjusting index are grouped into categories based on the company’s historical repricing practices. Money market accounts which are contractually tied to repricing indexes reprice monthly and are grouped in the three month or less category. Many of these money market accounts are tied to a Treasury index.

At December 31, 2008

Maturing or Repricing in

(In Thousands)	3 Months or Less	4 Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Federal funds sold	$465	$—	$—	$—	$465
Deposits in other banks	111	—	—	—	111
Investment securities	6,148	790	27,617	54,700	89,255
Loans held for sale	31,405	—	—	—	31,405
Loans	120,785	27,510	99,204	56,920	304,419
Total interest-earning assets	158,914	28,300	126,821	111,620	425,655
Interest-bearing liabilities:
Deposits:
Savings and demand	24,229	57,656	12,632	4,198	98,715
Time deposits	72,593	144,580	28,058	71	245,302
FHLB advances	24,193	10,000	17,500	—	51,693
Junior subordinated debentures	3,093	—	4,124	—	7,217
Total interest-bearing liabilities	124,108	212,236	62,314	4,269	402,927
Interest sensitive difference per period	$34,806	$(183,936)	$64,507	$107,351	$22,728
Cumulative interest sensitivity difference	$34,806	$(149,130)	$(84,623)	$22,728
Cumulative difference to total interest-earning assets	8.2%	(35.0)%	(19.9)%	5.3%

At December 31, 2008, the Company had $34,806,000 more assets than liabilities repricing or maturing within three months, which indicates that the Company is asset sensitive over this time horizon. When extended out to one year, the Company had $149,130,000 more liabilities than assets repricing or maturing, indicating the Company is liability sensitive over a one-year time period.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may reflect changes in market interest rates differently. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Other factors which may affect the assumptions made in the table include options to call a security or borrowing, pre-payment rates, early withdrawal levels, and the ability of borrowers to service their debt. Management uses modeling techniques which attempt to quantify the impacts of interest rates on margin changes. These modeling techniques reflect the effects of these cited shortcomings including the effects of maturity changes that occur as a result of changes in interest rates. These modeling tools indicate that net interest margin would be slightly negatively impacted at twelve months given a 1% decrease in interest rates.

Mortgage Banking Activities

In the third quarter of 2007, First National Bank of Nassau County opened a wholesale residential mortgage lending division headquartered in Atlanta, Georgia to complement the existing retail residential mortgage lending activity conducted through other branch locations. This division originates and funds residential mortgage loans submitted by mortgage brokers and then sells these mortgage loans in the secondary market. This new lending channel subjects us to various risks, including credit, liquidity and interest rate risks. We reduce unwanted credit and liquidity risks by selling virtually all of the mortgage loans originated through this division. From time to time, we may decide to hold loans originated through this division as additions to our residential real estate loan portfolio. We determine whether the loans will be held in our portfolio or sold in the secondary market at the time of origination. We may subsequently change our intent to hold loans in portfolio and subsequently sell some or all of these wholesale loans from our portfolio as part of our corporate asset/liability management strategy.

While credit and liquidity risks have historically been relatively low for mortgage banking activities, interest rate risk can be substantial. Changes in interest rates will impact the value of mortgages held for sale (MHFS) as well as the associated income and loss reflected in mortgage banking noninterest income, the income and expense associated with instruments (economic hedges) used to hedge changes in the value of MHFS, and the value of derivative loan commitments extended to mortgage applicants. Effective January 1, 2008, upon adoption of FAS 159, we elected to measure MHFS at fair value prospectively for new prime MHFS originations. These loans are carried at fair value, with changes in the fair value of these loans recognized in mortgage banking noninterest income.

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

Outstanding derivative loan commitments expose us to the risk that the value of the loans underlying the commitments might decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. To effectively hedge this risk, we enter into forward sale flow contracts with secondary market investors to sell these loans on primarily a ‘best efforts’ structure. These forward sales contracts are entered into concurrently with issuance of the derivative loan commitment and carry terms that match the terms of the underlying loan commitments. As a result, these forward sales commitments will experience changes in fair value that will fully offset the changes in fair value of the derivative loan commitments.

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

Loans which management identifies as impaired generally will be non-performing loans. Non-performing loans include non-accrual loans or loans which are 90 days or more delinquent as to principal or interest payments. At December 31, 2008, the Company had $17,896,000 of loans that were impaired and non-performing. At December 31, 2007, the Company had $2,018,000 of impaired and non-performing loans.

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

Potential Problem Loans

Management identifies and maintains a list of potential problem loans. These are loans that are not included in non-accrual status, or loans that are past due 90 days or more and still accruing interest. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Bank’s portfolio.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $7,823,000 for the year ended December 31, 2008 as compared to $310,000 for the year ended December 31, 2007. The increase in the provision for loan losses is attributable to weakness in our real estate markets, primarily related to the housing industry. The Bank has a concentration in residential single-family construction loans and residential development loans in Beaufort, SC, Savannah, GA and in northeast Florida, principally Nassau, Duval and St. Johns County. These loans types are typically repaid as the completed lots or homes are sold, however the nationwide deterioration in the housing market caused our sources of repayment to slow and accelerated the devaluation of the underlying collateral securing the loans. The provision for loan losses was increased to reflect the amount calculated by our allowance for loan losses methodology which takes into account deteriorating economic conditions and the underlying collateral value of some of our loans.

The loan portfolio increased by $23,128,000 during the year ended December 31, 2008 as compared to a decrease of $10,529,000 in 2007. The allowance for loan losses was 1.59% of gross loans at December 31, 2008 as compared to 1.30% at December 31, 2007. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

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

Allocation of the Allowance for Loan Losses

	December 31,
	2008		2007
(In Thousands)	Amount	% of Loans in Category	Amount	% of Loans in Category
Commercial, Financial and Agricultural	$252	3%	$284	4%
Real Estate—Construction	764	32	1,048	46
Real Estate—Mortgage	2,566	63	1,999	48
Consumer	264	2	239	2
Unallocated	987	—	83	—
Total	$4,833	100%	$3,653	100%

Our policy has been to review the allowance for loan losses using a reserve factor based on risk-rated categories of loans because there had been relatively little charge-off activity prior to 2008. The overall objective is to apply percentages to the loans based on the relative inherent risk for that loan type and grade. Reserve factors are based on peer group data, information from regulatory agencies, and on the experience of the Bank’s lenders. The reserve factors will change depending on trends in national and local economic conditions, the depth of experience of the Bank’s lenders, delinquency trends, and other factors. Our general strategy is to maintain a minimum coverage of a certain percentage of gross loans until we have sufficient historical data and trends available. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. Thus, there is a risk that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

The following table summarizes information concerning the allowance for loan losses:

	For the Years Ended December 31,
(In Thousands)	2008	2007
Loans outstanding, end of year	$304,419	$281,291
Average loans outstanding	$302,461	$282,182
Allowance, beginning of year	3,653	3,475
Charge-offs:
Commercial, financial and industrial	249	73
Real estate—construction	5,346	1
Real estate—mortgage	1,002	54
Consumer	66	25
Total charge-offs	6,663	153
Recoveries:
Commercial, financial and industrial	16	19
Real estate—construction	—	—
Real estate—mortgage	—	—
Consumer	4	2
Total recoveries	20	21
Net charge-offs	6,643	132
Additions charged to operations	7,823	310
Allowance, end of year	$4,833	$3,653
Ratio of net charge-offs during the period to average loans outstanding during the period	2.20%	0.05%
Allowance for loan losses to loans, end of year	1.59%	1.30%

The following table summarizes past due and non-accrual loans, other real estate and repossessions, and income that would have been reported on non-accrual loans as of December 31, 2008 and 2007:

	December 31,
(In Thousands)	2008	2007
Other real estate and repossessions	$5,756	$340
Accruing loans 90 days or more past due	801	69
Non-accrual loans	18,213	2,018
Interest on non-accrual loans which would have been reported	602	104

Noninterest Income

Noninterest income was $5,139,000 for the year ended December 31, 2008 which was an increase of $2,818,000 or 121% from $2,321,000 earned during the year ended December 31, 2007. The largest single factor in this year over year improvement occurred in mortgage banking income which was $3,148,000 for the year ended December 31, 2008 compared to $599,000 for the year ended December 31, 2007. This increase to mortgage banking income was driven almost entirely by the results of the wholesale mortgage origination business in Atlanta, Georgia and is reflective of the fact that it only operated in a start up mode during the last four months during 2007 versus a full year of operations in 2008.

The other significant year over year improvement occurred with Service charges on deposit accounts, which increased by 44% or $226,000 to a level of $734,000 for the year ended December 31, 2008. The growth in this fee income was driven by changes to our deposit fee levels and policies adopted during November 2007. And finally, swap transactions of securities available for sale were completed in March and September 2008 to reduce the duration extension risk and market value risk in a rising rate environment. In addition to lowering the risk profile on securities available for sale, the swap transactions resulted in recognition of a non-recurring gain of $219,000 which was an increase of 81% or $97,000 from the gain on sale of securities of $121,000 earned during the year ended December 31, 2007.

Noninterest Expense

Total noninterest expense for the year ended December 31, 2008 was $15,358,000 as compared to $10,456,000 for 2007, an increase of $4,903,000 or 47%. Salaries and benefits, the largest component of non-interest expense, totaled $8,428,000 for the year ended December 31, 2008, compared to $5,916,000 for the same period a year ago for an increase of $2,512,000. The wholesale mortgage division was responsible for $2,068,000 or 82% of the total year over year increase in Salaries and Benefits driven by the impact of comparing a partial year operation in 2007 to a full year operation in 2008.

Other operating expenses, excluding salaries and benefits, were $6,930,000 for the year ended December 31, 2008 as compared to $4,540,000 for the year ended December 31, 2007. Of the $2,390,000 increase in other operating expenses, $1,207,000 is attributable to expenses related to other real estate owned and $333,000 is attributable to mortgage loan expenses. Legal and professional fees were $699,000 during 2008 as compared to $357,000 in 2007. The additional $342,000 of legal and professional fees for 2008 was due to foreclosures and our charter consolidation. Data processing expenses were $924,000 in 2008 compared to $818,000 in 2007. The additional $106,000 of data processing expenses during 2008 was due to the charter consolidation. FDIC insurance assessments were $237,000 in 2008 compared to $108,000 in 2007 for an increase of $129,000.

Financial Condition

Total assets increased from $431,574,000 at December 31, 2007 to $476,830,000 at December 31, 2008. The primary source of growth in assets was in our loan portfolio which increased $23,128,000 during 2008. Also, loans held for sale increased $16,951,000 during 2008. Investment securities decreased $2,710,000, while other assets increased $14,611,000. The increase in other assets was made up of a $5,432,000 increase in the balance of other real estate owned and an increase of $9,789,000 in receivables and other assets related to wholesale mortgage division, offset by a $610,000 decrease in accrued interest receivable. Total deposits increased $16,809,000 from the December 31, 2007 balance of $345,847,000 to $362,656,000 at December 31, 2008.

Interest-Earning Assets

Loans

Gross loans totaled $304,419,000 at December 31, 2008, an increase of $23,128,000 or 8.2%, since December 31, 2007. At year-end 2008 the mix of the loan portfolio was 62% real estate mortgage loans compared to just 48% in 2007. The percentage of construction loans at year-end 2008 was 32% compared to 49% a year ago. Real estate—construction loans decreased $30,972,000, or 24%, to $98,635,000 at December 31, 2008. Real estate—mortgage loans increased $52,682,000 or 38%, during 2008. Balances and percentages within the major loans receivable categories are as follows:

	December 31,
(In Thousands)	2008		2007
Commercial and financial	$10,294	3%	$10,235	4%
Agricultural	326	—%	519	—%
Real estate – construction, commercial	84,486	28%	111,988	40%
Real estate – construction, residential	14,149	5%	17,619	6%
Real estate – mortgage, farmland	199	—%	94	—%
Real estate – mortgage, commercial	81,360	27%	68,281	24%
Real estate – mortgage, residential	108,270	35%	68,772	25%
Consumer installment loans	5,223	2%	2,626	1%
Other	112	—%	1,157	—%
	$304,419		$281,291

As of December 31, 2008, maturities of loans in the indicated classifications were as follows:

(In Thousands)	Real Estate - Mortgage, Residential	Real Estate - Construction	Real Estate – Mortgage, Commercial	All Other Loans	Total
Maturity
Within 1 year	$16,162	$60,277	$18,331	$7,768	$102,538
1 to 5 years	22,173	25,092	34,138	5,427	86,830
Over 5 years	69,935	13,266	28,891	2,959	115,051
Totals	$108,270	$98,635	$81,360	$16,154	$304,419

As of December 31, 2008, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows:

(In Thousands)	Fixed Interest Rates	Variable Interest Rates	Total
Real estate – mortgage, residential
Within 1 year	$11,954	$4,208	$16,162
1 to 5 years	16,326	5,847	22,173
Over 5 years	21,932	48,003	69,935
Real estate – construction
Within 1 year	36,298	23,979	60,277
1 to 5 years	16,652	8,440	25,092
Over 5 years	4,384	8,882	13,266
Real estate – mortgage, commercial
Within 1 year	15,434	2,897	18,331
1 to 5 years	33,083	1,055	34,138
Over 5 years	3,645	25,246	28,891
All other loans
Within 1 year	5,134	2,634	7,768
1 to 5 years	4,199	1,228	5,427
Over 5 years	1,452	1,507	2,959
	$170,493	$133,926	$304,419

Investment Securities

Investment securities decreased to $84,461,000 at December 31, 2008 from $87,171,000 at December 31, 2007.

The following table presents the investments by category:

	December 31,
	2008		2007
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
U.S. Government and federal agencies	$—	$—	$2,998	$2,995
Government sponsored enterprises	500	502	6,496	6,507
State and municipal securities	16,956	16,573	16,786	16,618
Mortgage-backed securities	63,494	64,363	60,925	61,051
	$80,950	$81,438	$87,205	$87,171
Held to Maturity
Corporate debt securities	$3,023	$3,024	$—	$—
	$3,023	$3,024	$—	$—

The following table presents the maturities of investment securities at carrying value and the weighted average yields for each range of maturities presented. Yields are based on amortized cost of securities. (Amounts are presented in thousands).

Maturities at December 31, 2008	Federal Agencies and Government Sponsored Enterprises	Weighted Average Yields	State and Municipal Securities	Weighted Average Yields	Mortgage- backed Securities	Weighted Average Yields	Corporate debt Securities	Weighted Average Yields
Within 1 year	$—	—	$611	3.70%	$276	3.80%	$—	—
After 1 through 5 years	502	6.50%	2,048	3.35%	3,258	4.10%	3,023	6.49%
After 5 through 10 years	—	—	4,505	3.67%	3,606	4.80%	—	—
After 10 years	—	—	9,409	4.04%	57,223	5.11%	—	—
Totals	$502	6.50%	$16,573	3.84%	$64,363	5.04%	$3,023	6.49%

Mortgage-backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities.

Deposits

Total deposits increased by $16,809,000, or 5%, to a total of $362,656,000 at December 31, 2008 from $345,847,000 at December 31, 2007. Non-interest-bearing demand deposits decreased $6,508,000, or 26%, while interest-bearing deposits increased $23,317,000, or 7%.

Balances and percentages within the major deposit categories are as follows:

	December 31,
(In Thousands)	2008		2007
Noninterest-bearing demand	$18,639	5%	$25,147	7%
Interest-bearing demand	95,687	26%	102,674	30%
Savings	3,027	1%	2,952	1%
Time over $100,000	130,837	36%	104,891	30%
Time	114,466	32%	110,183	32%
	$362,656		$345,847

The average balance of deposits and the average rates paid on such deposits are summarized as follows:

	December 31,
	2008		2007
(In Thousands)	Amount	Rate	Amount	Rate
Non-interest-bearing demand	$23,134	—%	$24,791	—%
Interest-bearing demand	98,889	2.49%	120,934	3.580%
Savings	3,006	0.52%	2,988	0.71%
Time	228,355	4.43%	194,987	5.13%
Total	$353,384		$343,700

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2008 are summarized as follows:

(In Thousands)
Within 3 months	$35,564
After 3 through 12 months	79,000
1 through 3 years	14,186
After 3 years	2,087
Total	$130,837

Other Borrowings

Other Borrowings of $51,693,000 at December 31, 2008 are composed of advances from the Federal Home Loan Bank of Atlanta, an increase from $26,773,000 at December 31, 2007. The year over year increase in these borrowings was due to an increase of $17,420,000 in overnight borrowings and the addition of $7,500,000 in fixed rate term borrowings. This increase to other borrowings was utilized to fund the dramatic growth in residential mortgage loans available for sale generated by the wholesale lending division. At December 31, 2008 the Bank had total borrowing capacity with the FHLB of Atlanta of $96,860,000 which left a total of $45,167,000 in borrowing capacity available.

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

Capital Resources

Total shareholders’ equity increased from $46,747,000 at December 31, 2007 to $52,005,000 in 2008. The issuance of preferred stock added $9,950,000, while net loss for the period reduced equity by $4,838,000. Stock repurchases decreased equity by $692,000; stock option exercises increased equity by $375,000; and comprehensive income of $345,000 resulted from an increase in fair market value of investment securities available for sale during 2008, net of tax.

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

The following table summarizes the Company’s capital ratios at December 31, 2008:

Tier 1 capital (to risk-weighted assets)	14.85%
Total capital (to risk-weighted assets)	16.10%
Tier 1 capital (to total average assets)	11.14%

See note 16 of notes to consolidated financial statements for a detail of the Bank and Company.

Liquidity

The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and local funding requirements.

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit, standby letters of credit and loans sold with representations and warranties. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

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

Loans on one-to-four family residential mortgages originated by us are sold to various other financial institutions with representations and warranties that are usual and customary for the industry. These representations and warranties give the purchaser of the loan the right to require that we repurchase a loan if the borrower fails to make any one of the first four loan payments within 30 days of the due date, which is termed an Early Payment Default (“EPD”). Our maximum liquidity need in the event of an EPD claim would be the unpaid principal balance of the loan to be repurchased along with any premium paid by the investor when the loan was purchased and other minor collection cost reimbursements. The Bank has received notification of three EPD claims in 2008 by a purchaser but has not yet received a loan repurchase demand. Beyond the initial payment to the purchaser of $12,600 upon receipt of the claim, the maximum remaining exposure under these claims would be the difference between the total loan amounts of $464,000 and the liquidated value of the underlying collateral consisting of three single family residences. Two loans carried original loan to value ratios of 75% and the third loan had a loan to value ratio of 97% with a mortgage insurance policy in place. If repurchase was required, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.

In addition to EPD claims, the representations and warranties in our loan sale agreements also provide that we will indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. In connection with the start up of the wholesale lending division, the Bank has established a reserve for potential indemnification costs. The balance in this indemnification reserve was $247,000 at December 31, 2008 and there have been no claims or charges against this reserve since it was established in September 2007, accordingly management does not anticipate any material liquidity needs in connection with loan sale indemnification claims.

The following table summarizes our off-balance sheet financial instruments whose contract amounts represent credit risk as of December 31, 2008:

Commitments to extend credit	$34,294,000
Standby letters of credit	$366,000
Loans sold with representations and warranties	$153,231,000

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Bank’s loan portfolio is diversified, a substantial portion of our borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County, South Carolina; Nassau County, Florida; and Fulton and Thomas Counties, Georgia as well as the surrounding areas. In addition, a substantial portion of our loan portfolio is collateralized by improved and unimproved real estate and is therefore dependent on the local real estate markets.

The Bank maintains relationships with correspondent banks that can provide funds on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short term unsecured advances up to $18,000,000, as well as a reverse repurchase accommodation for up to $25,000,000 for a term of up to one month. The reverse repurchase agreement is a committed borrowing facility granted by another commercial bank and is secured by securities in the Bank’s investment portfolio.

Cash and due from banks as of December 31, 2008 totaled $4,791,000, a decrease of $207,000 from December 31, 2007. Cash used by operating activities totaled $21,574,000 in 2008, while inflows from financing activities totaled $49,362,000, which was attributable to an increase in deposits of $16,809,000, a net increase in FHLB advances of $24,920,000, and issuance of preferred stock of $9,950,000.

During 2008, we had net cash used of $27,995,000 in investing activities. Investing activities included net increase in loans of $36,368,000, proceeds from sales, calls and maturities of securities of $36,780,000, offset by purchases of securities of $33,329,000.

Inflation

Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. We cope with the effects of inflation through the management of interest rate sensitivity, by periodically reviewing and adjusting our pricing of services to consider current costs.

Selected Ratios

The following table sets out certain ratios:

	For the Years Ended December 31,
	2008		2007
Net income (loss) to:
Average shareholders’ equity (tangible)	(13.86	) %	7.72%
Average assets (tangible)	(1.12	) %	0.64%
Dividends to net income	—%		—%
Average equity to average assets (tangible)	8.06%		8.24%

Item 7A.

Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of

Coastal Banking Company

We have audited the accompanying balance sheets of Coastal Banking Company of December 31, 2008 and 2007, and the related statements of income (loss), stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2008. Coastal Banking Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coastal Banking Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia

March 13, 2009

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Cash and due from banks	$4,790,625	$4,997,928
Interest-bearing deposits in banks	110,748	2,063,813
Federal funds sold	464,724	4,710,397
Securities available for sale, at fair value	81,438,389	87,171,416
Securities held to maturity, at cost	3,022,621	—
Restricted equity securities, at cost	4,793,916	3,683,416
Loans held for sale	31,404,990	14,453,709

Loans, net of unearned income	304,418,704	281,290,645
Less allowance for loan losses	4,833,491	3,653,017
Loans, net	299,585,213	277,637,628

Premises and equipment, net	7,849,316	8,176,488
Cash surrender value of life insurance	7,107,522	6,830,388
Intangible assets	260,641	459,144
Goodwill	10,411,914	10,411,914
Foreclosed assets	5,750,973	319,000
Other assets	19,838,157	10,659,169
Total assets	$476,829,749	$431,574,410
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$18,639,212	$25,147,412
Interest-bearing	344,017,033	320,699,704
Total deposits	362,656,245	345,847,116

Securities sold under agreements to repurchase	—	2,000,000
Other borrowings	51,692,588	26,772,798
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	3,259,236	2,990,744
Total liabilities	424,825,069	384,827,658

Commitments and contingencies (Note 14)

Shareholders’ Equity:
Preferred stock, par value $.01; 10,000,000 shares authorized; 9,950 and zero shares issued and outstanding in 2008 and 2007, respectively	9,453,569	—
Common stock, par value $.01; 10,000,000 shares authorized; 2,568,707 and 2,570,560 shares issued and outstanding in 2008 and 2007, respectively	25,687	25,708
Additional paid-in capital	41,037,403	40,280,395
Retained earnings	1,165,630	6,463,087
Accumulated other comprehensive income (loss)	322,391	(22,438)
Total shareholders’ equity	52,004,680	46,746,752
Total liabilities and shareholders’ equity	$476,829,749	$431,574,410

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

	For the years ended December 31,
	2008	2007
Interest income:
Interest and fees on loans	$20,317,870	$23,160,169
Interest on taxable securities	3,328,239	4,022,456
Interest on nontaxable securities	652,413	603,004
Interest on deposits in other banks	21,944	88,516
Interest on federal funds sold	115,933	601,528
Total interest income	24,436,399	28,475,673

Interest expense:
Interest on deposits	12,558,859	14,478,538
Interest on junior subordinated debentures	493,512	560,194
Interest on other borrowings	1,335,699	1,254,342
Total interest expense	14,388,070	16,293,074

Net interest income	10,048,329	12,182,599
Provision for loan losses	7,823,235	310,500
Net interest income after provision for loan losses	2,225,094	11,872,099

Non-interest income:
Service charges on deposit accounts	734,019	508,354
Other service charges, commissions and fees	243,905	225,583
SBA loan income	496,767	558,391
Mortgage banking income	3,148,375	598,617
Gain on sale of securities available for sale	218,505	121,041
Income from investment in life insurance contracts	288,933	287,404
Other income	8,191	21,623
Total other income	5,138,695	2,321,013

Non-interest expenses:
Salaries and employee benefits	8,428,408	5,916,131
Occupancy and equipment expense	1,223,767	1,077,486
Advertising fees	232,689	277,707
Amortization of intangible assets	198,503	280,929
Audit fees	240,228	322,513
Data processing fees	924,200	817,982
Director fees	245,502	272,674
Other real estate expenses	1,207,435	16,053
FDIC insurance expense	236,507	108,120
OCC examination fees	170,443	147,757
Legal and other professional fees	698,524	357,150
Other operating	1,552,172	861,339
Total other expenses	15,358,378	10,455,841

Income (loss) before income taxes	(7,994,589)	3,737,271
Income tax expense (benefit)	(3,156,288)	1,105,445
Net income (loss)	$(4,838,301)	$2,631,826

Preferred stock dividends	46,502	—
Net income (loss) available to common shareholders	$(4,884,803)	$2,631,826
Basic earnings (loss) per share available to common shareholders	$(1.91)	$1.04
Diluted earnings (loss) per share available to common shareholders	$(1.91)	$0.97

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
	2008	2007
Net income (loss)	$(4,838,301)	$2,631,826
Other comprehensive income, net of tax:
Net unrealized holding gains arising during period, net of tax of $251,930 and $210,152	489,042	407,942
Reclassification adjustment for gains included in net income, net of tax of $74,292 and $41,154	(144,213)	(79,887)
Total other comprehensive income	344,829	328,055
Comprehensive income (loss)	$(4,493,472)	$2,959,881

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2008 and 2007

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2006	—	$—	2,402,594	$24,026	$39,661,823	$3,836,130	$(350,493)	$43,171,486
Net income	—	—	—	—	––	2,631,826	—	2,631,826
Proceeds from exercise of stock options	—	—	48,107	481	487,736	—	—	488,217
Stock dividend	—	—	120,129	1,201	––	(1,201)	—
Payment for fractional shares	—	—	(270)	—	––	(3,668)	—	(3,668)
Stock-based compensation expense	—	—	—	—	130,836	—	—	130,836
Other comprehensive income	—	—	—	—	—	—	328,055	328,055
Balance, December 31, 2007	—	—	2,570,560	25,708	40,280,395	6,463,087	(22,438)	46,746,752
Net loss	—	—	—	—	––	(4,838,301)	—	(4,838,301)
Proceeds from exercise of stock options	—	—	43,311	433	374,207	—	—	374,640
Restricted stock grant	—	—	5,000	50	(50)	—	—	––
Stock repurchase	—	—	(50,164)	(504)	(279,111)	(412,654)	—	(692,269)
Preferred stock issuance	9,950	9,448,525	—	—	501,475	—	—	9,950,000
Preferred stock dividend	—	5,044	—	—	––	(46,502)	—	(41,458)
Stock-based compensation expense	—	—	—	—	160,487	—	—	160,487
Other comprehensive income	—	—	—		—	—	344,829	344,829
Balance, December 31, 2008	9,950	$9,453,569	2,568,707	$25,687	$41,037,403	$1,165,630	$322,391	$52,004,680

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(4,838,301)	$2,631,826
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation, amortization and accretion	457,149	432,905
Amortization of intangible assets	198,503	280,929
Stock-based compensation expense	160,487	130,836
Provision for loan losses	7,823,235	310,500
Provision for deferred income taxes	(23,598)	(210,373)
Gain on sale of securities available for sale	(218,505)	(121,041)
Loss on sale or disposal of premises and equipment	35,736	2,837
Increase in cash value of life insurance	(288,933)	(287,404)
Originations of mortgage loans held for sale	(487,892,332)	(76,649,707)
Proceeds from sales of mortgage loans held for sale	470,941,051	57,136,274
Net decrease in interest receivable	610,401	99,660
Net decrease in interest payable	(105,252)	(252,781)
SBA loan income	(496,767)	(558,391)
Mortgage banking income	(3,148,375)	(598,617)
Net other operating activities	(4,788,589)	760,432
Net cash used by operating activities	(21,574,090)	(16,892,115)

Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits in banks	1,953,065	(135,212)
Net decrease in federal funds sold	4,245,673	14,257,348
Proceeds from maturities of securities available for sale	14,037,395	8,956,642
Proceeds from sale of securities available for sale	22,742,519	20,102,183
Purchases of securities available for sale	(30,305,914)	(38,333,614)
Purchases of securities held to maturity	(3,022,621)	—
Net change in restricted equity securities	(1,110,500)	26,801
Net (increase) decrease in loans	(36,368,407)	10,397,178
Proceeds from sale of premises and equipment	—	15,900
Purchase of premises and equipment	(165,923)	(1,244,788)
Net cash provided (used) by investing activities	(27,994,713)	14,042,438

Cash flows from financing activities:
Net increase in deposits	16,809,129	5,788,495
Decrease in securities sold under agreements to repurchase	(2,000,000)	—
Proceeds from other borrowings	27,220,000	13,700,000
Repayment of other borrowings	(2,300,000)	(16,900,000)
Proceeds from issuance of preferred stock	9,950,000	—
Payment for fractional shares	—	(3,668)
Purchase and retirement of treasury shares	(692,269)	—
Proceeds from exercise of stock options	374,640	488,217
Net cash provided by financing activities	49,361,500	3,073,044

Net change in cash and due from banks	(207,303)	223,367
Cash and due from banks at beginning of year	4,997,928	4,774,561
Cash and due from banks at end of year	$4,790,625	$4,997,928

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$14,493,322	$16,545,855
Cash paid during the year for income taxes	$391,809	$1,240,021

Noncash Transactions:
Principal balances of loans transferred to other real estate owned	$6,597,587	$469,000
Amortized cost of securities transferred from held to maturity to available for sale	$—	$16,998,209

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve requirements was approximately $270,000 and $982,000 at December 31, 2008 and 2007, respectively.

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

Other Investments

Other investments include restricted equity securities with no readily determinable fair value. These investments are carried at cost. The Bank, as a member institution, is required to own certain stock investments in the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank (“FRB”). The stock is generally pledged against any borrowings from these institutions. No ready market exists for the stock and it has no quoted market price. However, redemption of these stocks has historically been at par value. The Bank also holds stock in Silverton Financial Services, Inc., the bank holding company of Silverton Bank, which is the primary provider of correspondent banking services to the Bank. At December 31, 2008 the balance of FHLB stock was $3,101,200; the balance of FRB stock was $1,185,350; and the balance of Silverton stock was $507,366.

Loans Held for Sale

CBC National Bank, subsidiary of the Company (the “Bank”), originates 1-4 family real estate mortgage loans held for sale, which are funded by the Bank with a prior commitment for the loan to be purchased in the secondary market. These loans are generally recorded as an asset of the Bank for less than twenty business days and origination fees and gain on sale generated by these loans are recognized in income on a trade date basis when the loan files are physically delivered to the investor. The Bank also originates 1-4 family real estate mortgage loans that are pre-approved and funded at closing by the secondary market purchaser. The mortgage rate premiums received on secondary mortgage market loans are recognized in income when funds are received from the secondary market investor. Loans held for sale are carried at fair value under the provision of FAS 159. Adjustments to reflect fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Income (Loss).

The Bank defers recognition of a portion of its mortgage origination fees in accordance with the requirements of FASB Statement No. 91.

The Bank also originates SBA loans, which in some cases are sold on the secondary market. Origination fees associated with these loans are amortized over the life of the loan or until a decision is made to sell. Once the decision is made to sell, adjustments to reflect fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Income (Loss).

Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding, net of deferred loan origination fees and costs and the allowance for loan losses. Interest on loans is calculated by using the interest method based upon the principal amount outstanding. Loan origination and commitment fees and direct loan origination costs are deferred and amortized over the contractual or expected economic life of the related loan or commitments as an adjustment of the related loan yields.

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

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment in the carrying value of goodwill as of December 31, 2008.

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

Included in the consolidated statements of income (loss) for December 31, 2008, and 2007 were charges for amortization of identifiable intangible assets in the amounts of $199,000 and $281,000, respectively.

Foreclosed Assets

Foreclosed assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value less selling costs. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent adjustments to the value are expensed. The carrying amount of foreclosed assets at December 31, 2008 and 2007 was $5,750,973 and $319,000, respectively.

Supplemental Segment Information

The Bank has two reportable segments: community banking and wholesale mortgage banking operations. The community banking segment provides traditional banking services offered through the Bank’s branch locations, including a modest level of retail residential mortgage banking origination activity at the Ladys Island, South Carolina branch location. The wholesale mortgage banking loan origination segment originates residential mortgage loans submitted through a network of independent mortgage brokers and then sells these loans to various investors on the secondary market. All wholesale mortgage banking activity is conducted in the Bank’s single wholesale mortgage banking office in Atlanta, Georgia.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

All direct costs and revenues generated by each segment are allocated to the segment, however there is no allocation of indirect corporate overhead costs to the wholesale mortgage banking segment. The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties, that is, at current market prices.

The Company’s reportable segments are strategic business units that offer different products and services to a different customer base. They are managed separately because each segment has different types and levels of credit and interest rate risk.

(In thousands)	Community Banking		Wholesale Mortgage Banking		Consolidated Company
Year ended December 31,	2008	2007	2008	2007	2008	2007
Interest income	$22,092	$28,426	$2,344	$50	$24,436	$28,476
Interest expense	12,911	16,293	1,477	––	14,388	16,293
Net interest income	9,181	12,133	867	50	10,048	12,183
Provision for loan losses	7,823	311	––	––	7,823	311
Net interest income after provision	1,358	11,822	867	50	2,225	11,872
Non interest income	2,146	1,998	2,993	323	5,139	2,321
Non interest expense	12,275	10,072	3,083	384	15,358	10,456
Net income (loss) before tax expense (benefit)	(8,771)	3,748	777	(11)	(7,994)	3,737
Income tax expense (benefit)	(3,389)	1,106	233	(1)	(3,156)	1,105
Net income (loss) after taxes	$(5,382)	$2,642	$544	$(10)	$(4,838)	$2,632

Average portfolio loans, net	282,589	278,603	15,807	33	298,396	278,636
Average loans available for sale	488	853	22,149	2,304	22,637	3,157
Average total assets	405,406	422,489	38,227	2,373	443,633	424,862
Average deposits	353,384	343,699	––	––	353,384	343,699
Average other borrowings	3,885	32,444	36,786	2,388	40,671	34,832

Derivative Financial Instruments and Hedging Activities

The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments primarily include interest rate lock commitments and forward sale commitments. All derivative financial instruments are recognized on the consolidated balance sheets as other assets or other liabilities at fair value as required by FAS 133.

Derivative financial instruments that qualify under FAS 133 in a hedging relationship are designated, based on the exposure being hedged, as either fair value or cash flow hedges. For derivative financial instruments not designated as fair value or cash flow hedges, gains and losses related to the change in fair value are recognized in earnings during the period of change in fair value as non-interest income. The Company had no cash flow hedges outstanding at December 31, 2008 or December 31, 2007.

Fair value hedge relationships mitigate exposure to the change in fair value of an asset, liability or firm commitment. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in earnings in the period in which the change in fair value occurs. Hedge ineffectiveness is recognized to the extent the changes in fair value of the derivative do not offset the changes in fair value of the hedged item as other non-interest expense. The corresponding adjustment to the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to other assets or other liabilities, as applicable.

The Bank also enters into interest rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Accordingly, such commitments are recorded at fair value with changes in fair value recorded in mortgage income. Fair value is based on fees currently charged to enter into similar agreements and, for fixed-rate commitments, considers the difference between current levels of interest rates and the committed rates. The Bank also has corresponding forward sale commitments related to these interest rate lock commitments, which are recorded at fair value with changes in fair value recorded in mortgage income.

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

Stock-Based Compensation

At December 31, 2008, the Company had an Incentive Stock Compensation Plan, which is described more fully in Note 13. Total stock based compensation under this plan was $160,487 and $130,836 at December 31, 2008 and December 31, 2007, respectively.

Earnings Per Share

The Company is required to report earnings (losses) per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of earnings. Basic earnings (losses) per common share are based on the weighted average number of common shares outstanding during the period, which was 2,560,866 in 2008 and 2,540,401 in 2007, while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, the Company must reconcile the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share”. At December 31, 2008, potential common shares of 77,156 were not included in the calculation of diluted earnings (losses) per share because the exercise of such shares would be anti-dilutive. There were 62,271 anti-dilutive potential common shares at December 31, 2007. All share amounts have been adjusted for the five percent stock dividend recorded in 2007. Earnings (losses) per common share amounts are as follows:

	For the year ended December 31,
	2008	2007
Net income (loss)	$(4,838,301)	$2,631,826
Preferred stock dividends	(46,502)	––
Net income (loss) available to common shareholders	$(4,884,803)	$2,631,826

Weighted average common shares	2,560,866	2,540,401
Effect of dilutive securities	––	184,814
Diluted Average Common Shares	2,560,866	2,725,215

Earnings (losses) per common share	$(1.91)	$1.04
Diluted earnings (losses) per common share	$(1.91)	$0.97

Recent Accounting Pronouncements and Accounting Changes

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), which provides guidance for using fair value to measure assets and liabilities, but does not expand the use of fair value in any circumstance. FAS 157 also requires expanded disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on an entity’s financial statements. This statement applies whenever other standards require or permit assets and liabilities to be measured at fair value. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company adopted FAS 157 on January 1, 2008, and the effect of adoption on the consolidated financial statements was not material.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 allows entities to voluntarily choose, at specified election dates, to measure financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS 159 specifies that all subsequent changes in fair value for that instrument be reported in earnings. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, and earlier adoption is permitted. The Company adopted FAS 159 on January 1, 2008, for certain loans held for sale originated on or after January 1, 2008, and there was no material effect of adoption on the consolidated financial statements. Prospectively, the Company anticipates the adoption of FAS 159 will accelerate the timing of gain recognition on loans held for sale.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The FSP is intended to address the following application issues: (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist; (b) how available observable inputs in a market that is not active should be considered when measuring fair value; and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. FSP 157-3 is effective on issuance, including prior periods for which financial statements have not been issued. The Company adopted FSP 157-3 for the quarter ended September 30, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is in the process of reviewing the potential impact of FAS 141(R). The adoption of FAS 141(R) could have a material impact to the consolidated financial statements for business combinations entered into after the effective date of FAS 141(R). Also, any tax contingencies related to acquisitions prior to the effective date of FAS 141(R) that are resolved after the adoption of FAS 141(R) would be recorded through current earnings, and also could have a material impact to the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Additionally, FAS 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of reviewing the potential impact of FAS 160; however, the adoption of FAS 160 is not expected to have a material impact to the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and early adoption is permitted. The Company is in the process of reviewing the potential impact of FAS 161; however, the adoption of FAS 161 is not expected to have a material impact to the consolidated financial statements.

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

Concentrations of Credit Risk

The Company, through its subsidiary, makes loans to individuals and businesses in and around Beaufort County, South Carolina; in and around Fulton, Chatham and Thomas Counties in Georgia; and in and around Duval and Nassau Counties in Florida for various personal and commercial purposes.

The Company makes loans to individual and small businesses for various personal and commercial purposes primarily through our full-service offices in Beaufort County, South Carolina and Nassau County, Florida and through our loan production offices in Jacksonville, Florida and Savannah, Georgia. The Company’s loan portfolio is not concentrated in loans to any single borrower or in a relatively small number of borrowers. Our loan portfolio has a significant number of construction loans that have been subjected to a real estate market down-turn which has adversely affected the earnings of the Company.

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

The Company’s investment portfolio consists principally of obligations of the United States, its agencies or its corporations and general obligation municipal securities. In the opinion of management, there is no concentration of credit risk in this investment portfolio. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Reclassification of Certain Items

Certain items in the consolidated financial statements as of and for the year ended December 31, 2007 have been reclassified, with no effect on net income, to be consistent with the classifications adopted for the year ended December 31, 2008.

Note 2.

Investment Securities

Investment securities are as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Government-sponsored enterprises	$500,000	$1,570	$—	$501,570
State and municipal securities	16,956,227	123,448	(506,367)	16,573,308
Mortgage-backed securities	63,493,691	911,117	(41,297)	64,363,511
	$80,949,918	$1,036,135	$(547,664)	$81,438,389
Held to maturity
Corporate debt securities	$3,022,621	$64,829	$(63,740)	$3,023,710
	$3,022,621	$64,829	$(63,740)	$3,023,710

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agencies	$2,998,508	$—	$(3,701)	$2,994,807
Government-sponsored enterprises	6,495,925	19,741	(8,268)	6,507,398
State and municipal securities	16,785,642	67,677	(234,925)	16,618,394
Mortgage-backed securities	60,925,337	403,932	(278,452)	61,050,817
	$87,205,412	$491,350	$(525,346)	$87,171,416

The following table shows gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position, at December 31, 2008.

Investment securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$8,203,258	$(506,367)	$—	$—	$8,203,258	$(506,367)
Mortgage-backed securities	13,296,745	(41,044)	167,472	(253)	13,464,217	(41,297)
Total	$21,500,003	$(547,411)	$167,472	$(253)	$21,667,475	$(547,664)

Investment securities held to maturity:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,936,260	$(63,740)	$—	$—	$1,936,260	$(63,740)
Total	$1,936,260	$(63,740)	$—	$—	$1,936,260	$(63,740)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. One (1) individual security available for sale was in a continuous loss position for twelve months or more. No securities held to maturity were in a continuous loss position for twelve months or more. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer. The unrealized losses are considered temporary because each security carries an acceptable investment grade and the repayment sources of principal and interest are government backed. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

At December 31, 2007 twenty-four (24) individual securities available for sale were in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

The amortized cost and estimated fair value of investment securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$607,059	$611,041
Due from one year to five years	2,033,976	2,048,164
Due from five to ten years	4,943,625	5,006,899
Due after ten years	9,871,567	9,408,774
Mortgage-backed securities	63,493,691	64,363,511
	$80,949,918	$81,438,389
Held to maturity
Due in one year or less	$—	$—
Due from one year to five years	3,022,621	3,023,710
Due from five to ten years	—	—
Due after ten years	—	—
	$3,022,621	$3,023,710

Securities with an amortized cost and fair value pledged to secure public deposits and for other purposes as required by law totaled $48,053,000 and $48,035,000 respectively as of December 31, 2008 and $21,065,000 and $20,966,000 respectively as of December 31, 2007.

Gains and losses on sales of securities available for sale consist of the following:

	For the Years Ended December 31,
	2008	2007
Gross gains on sales of securities	$296,122	$154,107
Gross losses on sales of securities	(77,617)	(33,066)
Net realized gains on sales of securities available for sale	$218,505	$121,041

Note 3.

Loans and allowance for loan losses

The composition of loans is summarized as follows:

	December 31,
	2008	2007
Commercial and financial	$10,293,990	$10,234,984
Agricultural	326,000	519,000
Real estate – construction, commercial	84,486,148	111,988,014
Real estate – construction, residential	14,148,755	17,618,827
Real estate – mortgage, farmland	199,000	94,000
Real estate – mortgage, commercial	81,359,921	68,280,901
Real estate – mortgage, residential	108,269,895	68,771,922
Consumer installment loans	5,222,995	2,625,998
Other	112,000	1,156,999
Gross loans	304,418,704	281,290,645
Less: Allowance for loan losses	4,833,491	3,653,017
Net loans	$299,585,213	$277,637,628

The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade areas Beaufort, Beaufort County, South Carolina and adjoining counties, and Nassau County, Florida. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

The following is a summary of information pertaining to impaired loans:

	For the Years Ended December 31,
	2008	2007
Impaired loans without a valuation allowance	$17,895,836	$—
Impaired loans with a valuation allowance	—	3,593,673
Total impaired loans	17,895,836	3,593,673
Valuation allowance related to impaired loans	—	248,950
Average investment in impaired loans	8,118,212	1,604,000
Interest income recognized on impaired loans	59,528	4,000
Forgone interest income on impaired loans	601,470	104,127

Loans on nonaccrual status amounted to $18,212,579 and $2,018,100 at December 31, 2008 and 2007, respectively. There were $801,405 of loans past due ninety days or more and still accruing interest at December 31, 2008. There were $69,397 loans past due ninety days or more and still accruing interest at December 31, 2007. During 2008 the Company charged off all of its specific reserves on impaired loans.

An analysis of the activity in the allowance for loan losses is presented below:

	For the Years Ended December 31,
	2008	2007
Balance, beginning of year	$3,653,017	$3,474,640
Provision for loan losses	7,823,235	310,500
Loans charged off	(6,663,858)	(152,897)
Recoveries of loans previously charged off	21,097	20,774
Balance, end of year	$4,833,491	$3,653,017

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related-party loans are summarized as follows:

	For the Years Ended December 31,
	2008	2007
Balance, beginning of year	$6,939,997	$4,950,249
Advances	294,163	2,817,108
Repayments	(614,990)	(272,760)
Transactions due to changes in related parties	—	(554,600)
Balance, end of year	$6,619,170	$6,939,997

Note 4.

Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2008	2007
Land	$3,648,350	$3,648,350
Building	4,313,882	4,275,135
Furniture and equipment	2,811,254	2,726,359
	10,773,486	10,649,844
Less accumulated depreciation	(2,924,170)	(2,473,356)
	$7,849,316	$8,176,488

Lowcountry National Bank has entered into a non-cancelable operating lease related to land and buildings at its Bluffton branch, which expires in 2013 with options to renew.

In 2007, Lowcountry National Bank entered into a non-cancelable lease for office space above the branch building in Port Royal, South Carolina. The lease is for a term of five years that will expire in 2012 with options to renew for subsequent five year periods.

In 2008, First National Bank of Nassau County (“FNB”) entered into a three-year lease for rental space for a loan production office in Savannah, Georgia. FNB also has an operating lease for rental space for a loan production office in Jacksonville, Florida. This lease is cancelable at any time with four months notice.

In 2007, FNB entered into a three-year lease for rental space for a wholesale mortgage office in Atlanta, Georgia.

At December 31, 2008, future minimum lease payments under the non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

2009	$266,365
2010	225,577
2011	153,784
2012	76,470
2013	27,426
$749,622

Total rental expense amounted to $413,748 and $246,042 for the years ended December 31, 2008 and 2007, respectively, under these operating leases.

Note 5.

Goodwill and Other Intangible Assets

Following is a summary of information related to acquired intangible assets:

	December 31,
	2008	2007
Core deposit premiums
Gross carrying amount	$1,212,435	$1,212,435
Accumulated amortization	$951,794	$753,291

The aggregate amortization expense for intangible assets was $199,000 and $281,000 for the years ended December 31, 2008 and 2007, respectively.

The estimated amortization expense for each of the next five years is as follows:

2009	$124,160
2010	74,026
2011	39,804
2012	17,555
2013	5,096
$260,641

Changes in the carrying amount of goodwill are as follows:

	For the years ended December 31,
	2008	2007
Beginning balance	$10,411,914	$10,215,607
Adjustment of previously acquired goodwill based on final allocations	—	196,307
Ending balance	$10,411,914	$10,411,914

Note 6.

Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 was $130,837,381 and $104,891,294, respectively. The company had $29,361,353 and $24,147,572 in brokered deposits included in time deposits as of December 31, 2008 and 2007, respectively. The scheduled maturities of time deposits at December 31, 2008 are as follows:

2009	$217,172,415
2010	23,327,447
2011	1,387,002
2012	3,105,475
2013 and later	310,026
$245,302,365

At December 31, 2008 and 2007, overdraft demand deposits reclassified to loans totaled $44,042 and $48,675, respectively.

Note 7.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements, which are secured borrowings, generally mature within thirty to sixty days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2007 were $2,000,000. No securities were sold under repurchase agreement at December 31, 2008.

Note 8.

Employee Benefit Plans

The Company sponsors the Coastal Banking Company Inc. 401(k) Profit Sharing Plan & Trust (the “Plan”) for the benefit of all eligible employees. All full-time and part-time employees are eligible to participate in the Plan provided they have met the eligibility requirements. Contributions may begin after 30 days of employment. Part-time employees must work a minimum of 1,000 hours per year to be eligible. The Plan allows a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation. Company matched contributions are vested over a five year period. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan in 2008 and 2007 amounted to $109,742 and $93,334, respectively.

Note 9.

Deferred Compensation Plans

The Company adopted a Director and Executive Officer Deferred Compensation Plan in 2004 that allows directors and executive officers to defer compensation. Interest accrues quarterly on deferred amounts at a rate, which is equal to 75% of the previous quarter’s return on equity, not to exceed 12%. Accrued deferred compensation of $19,215 and $67,713 at December 31, 2008 and 2007, respectively, is included in other liabilities. Accrued director compensation of $300,046 and $388,413 is included in other liabilities at December 31, 2008 and 2007, respectively. The deferred director compensation outstanding at December 31, 2008 was paid out in full during January 2009.

Note 10.

Other Borrowings

Other borrowings consist of the following FHLB advances.

		FHLB Advances Outstanding December 31, 2008
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	$1,000,000	5.02%	February 17, 2009
Fixed rate	2,500,000	2.69%	April 8, 2010
Fixed rate	2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 8, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	March 9, 2009
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 9, 2009
Variable rate	19,720,000	0.46%
Less purchase accounting adjustments	(27,412)
Total	$51,692,588	2.69%

		FHLB Advances Outstanding December 31, 2007
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	$1,000,000	5.02%	February 17, 2009
Fixed rate	5,000,000	5.65%	June 1, 2011
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	September 8, 2008
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 7, 2008
Variable rate	2,300,000	4.40%
Less purchase accounting adjustments	(27,202)
Total	$26,772,798	4.41%

At December 31, 2008, the Bank had $18,000,000 of availability on lines of credit to purchase unsecured federal funds from unrelated banks, as well as a $25,000,000 reverse repurchase accommodation secured by securities in the Bank’s investment portfolio. The federal funds lines of credit are available on a one to seven day basis for general corporate purposes of the Bank, while the reverse repurchase agreement is available for terms up to one month. All of the lenders have reserved the right to withdraw these lines at their option.

Note 11.

Income Taxes

The components of income tax expense (benefits) are as follows:

	For the Years Ended December 31,
	2008	2007
Currently payable	$(3,132,690)	$1,315,818
Deferred tax benefit	(23,598)	(210,373)
	$(3,156,288)	$1,105,445

The Company’s income tax expense (benefits) differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
	2008	2007
Tax at federal income tax rate	$(2,718,160)	$1,270,672
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(164,077)	107,302
Tax exempt interest	(190,769)	(172,017)
Other	(83,282)	(100,512)
	$(3,156,288)	$1,105,445

Net deferred tax assets are included in other assets. The components of deferred income taxes are as follows:

	December 31,
	2008	2007
Deferred income tax assets:
Loan loss reserves	$1,137,555	$1,199,933
Deferred compensation	6,533	23,021
Unrealized loss on securities available for sale	—	11,579
Other	374,513	394,353
Total deferred tax assets	1,518,601	1,628,886

Deferred income tax liabilities:
Depreciation and amortization	184,418	185,273
Intangible assets	254,835	293,574
Unrealized gain on securities available for sale	166,080	—
Other	49,667	132,377
Total deferred tax liabilities	655,000	611,224

Net deferred tax asset	$863,601	$1,017,662

Note 12.

Junior Subordinated Debentures

In May 2004, Coastal Banking Company Statutory Trust I (the “Trust”) (a non-consolidated subsidiary) issued $3,000,000 of floating rate trust preferred securities with a maturity of July 23, 2034. In accordance with FIN No. 46(R), the trust has not been consolidated in these financial statements. The Company received from the Trust the $3,000,000 million proceeds from the issuance of securities and the $93,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $3,093,000 junior subordinated debentures.

All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $3,093,000 of junior subordinated debentures of the Company, which carry a floating rate equal to the 3-month LIBOR plus 2.75%. At December 31, 2008, this rate was 6.58%. The proceeds received by the Company from the sale of the junior subordinated debentures were used to strengthen the capital position of the Bank and to accommodate current and future growth. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital, and have been included in the Tier I calculation accordingly. The debentures and related accrued interest represent the sole assets of the Trust.

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

The trust preferred securities must be redeemed upon maturity of the debentures on July 23, 2034, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after July 23, 2009. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the unpaid principal amount, plus any accrued unpaid interest.

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

All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $4,124,000 of junior subordinated debentures of the Company, which carry a fixed rate of 7.18% until September 30, 2011 and a floating rate equal to the 3-month LIBOR plus 1.60%, adjusted quarterly thereafter. The proceeds received by the Company from the sale of the junior subordinated debentures were used to strengthen the capital position of the Bank and to accommodate current and future growth. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital, and have been included in the Tier I calculation accordingly. The debentures and related accrued interest represent the sole assets of the Trust.

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

Note 13.

Stock Based Compensation

In connection with the Company’s initial public stock offering, the directors received warrants to purchase 222,705 shares of the Company’s common stock at a price of $8.65 per share of which 184,595 warrants are still outstanding. The warrants vested equally over a three-year period beginning December 2, 1999 and expire on December 2, 2009 or 120 days after the warrant holder ceased to serve as a member of the board of directors. As of December 31, 2008, all of the warrants are exercisable.

The Company adopted a Stock Incentive Plan in 2000 which currently authorizes 385,306 shares of the Company’s common stock for issuance under the Plan. The Plan provides that the total number of shares authorized for issuance under the Plan will equal 15% of total outstanding shares. The Plan is administered by the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and Bank. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the Board of Directors, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five-year vesting period. As of December 31, 2008, 179,129 shares were available for grant under this Plan.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2008 and 2007. Expected volatilities are based on historical volatility of the Company’s stock. The Company has not and does not expect to pay a dividend to common shareholders in the near future. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Years Ended December 31,
	2008	2007
Weighted average grant date fair value of options granted during the year	$1.80	$6.45
Assumptions used to estimate fair value:
Risk-free interest rate	2.200%	4.630%
Dividend yield	0%	0%
Expected volatility	27%	22%
Expected life	7 years	7 years

Information pertaining to options outstanding at December 31, 2008 is as follows:

Options Outstanding			Options Fully Vested and Exercisable		Options Expected to Vest
Option Shares Outstanding	Average Remaining Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Number Expected To Vest	Weighted Average Exercise Price
43,551	0.8	$8.61	43,551	$8.61	—	$—
11,576	1.4	8.65	11,576	8.65	—	—
6,972	2.4	9.04	6,972	9.04	—	—
11,576	3.0	8.65	11,576	8.65	—	—
9,528	3.4	10.76	9,528	10.76	—	—
15,015	4.1	7.86	15,015	7.86	—	—
2,323	4.2	11.83	2,323	11.83	—	—
11,575	4.4	10.65	11,575	10.65	—	—
22,076	5.5	19.05	22,076	19.05	—	—
1,653	6.6	7.50	1,653	7.50	—	—
4,200	7.6	7.50	1,680	7.50	2,520	7.50
15,750	7.9	7.50	6,300	7.50	9,450	7.50
21,000	8.8	7.50	4,200	7.50	16,800	7.50
3,000	10.0	5.31	—	—	3,000	5.31
179,795	4.2	$9.82	148,025	$10.36	31,770	$7.29

A summary status of the Company’s stock option plan as of December 31, 2008 and changes during the year is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, beginning of year	240,487	$12.16	4.7	$334,049
Granted during the year	3,000	5.31
Exercised during the year	(43,311)	8.65
Cancelled during the year	(20,381)	14.68
Outstanding, end of year	179,795	9.82	4.2	—
Options exercisable at year end	148,025	10.36	3.3	—

The weighted-average grant-date fair value of options granted during the years 2008 and 2007 was $1.80 and $6.45, respectively. The total intrinsic value of options exercised during the year ended December 31, 2008 was $186,237. The total intrinsic value of options exercised during the year ended December 31, 2007 was $88,444.

It is Coastal’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. Coastal recognizes stock-based compensation expense on a straight-line basis over the options’ related vesting term. As of December 31, 2008, there was $260,737 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of shares vested during the years ended December 31, 2008 and 2007 was $160,487 and $130,836, respectively.

On October 1, 2005, the Company acquired First Capital Bank Holding Corporation, the holding company for First National Bank of Nassau County, Florida. First Capital had a Phantom Stock Appreciation Rights (“PSARs”) plan. As a result of the merger, the Company acquired a PSARs plan in which the participants were fully vested as a result of the merger. The PSARs Plan authorized 31,955 rights to be granted to certain officers and key employees at the discretion of the Board of Directors of First Capital. The Company does not plan to grant additional PSARs. On June 29, 2007 the PSAR Plan was frozen at current market price of $19.05. Prior to the adoption of SFAS No. 123R, the Company accounted for phantom stock appreciation rights (“PSARs”) according to FASB Interpretation No. 28 (“FIN 28”). Under FIN 28, the intrinsic value of the PSARs was reflected as a liability in the balance sheet. The liability was adjusted every quarter based on the intrinsic value as of the reporting date. Upon adoption of SFAS No. 123R, the Company accounts for PSARs using liability accounting. This method requires the Company to record the liability for PSARs at fair value, rather than intrinsic value, in the balance sheet. The Company uses the Black-Scholes model to determine the fair value of PSARs. As a result of freezing the PSAR plan along with falling stock prices in 2007, the company recorded negative PSAR expense during 2007 of approximately $84,000. The total amount in accrued expenses was approximately $94,000 and $118,000 at December 31, 2008 and 2007, respectively. At December 31, 2008, there were 21,027 PSARS outstanding with a weighted-average exercise price of $15.35. At December 31, 2007, there were 24,402 PSARS outstanding with a weighted-average exercise price of $16.07. The PSARs outstanding at December 31, 2008 were paid out in full during January 2009. The balance of PSARs outstanding was $83,000 and $90,000 at December 31, 2008 and 2007, respectively.

All share numbers and prices are restated for the effects of a 5% stock dividend paid to shareholders of record on November 30, 2007.

Note 14.

Commitments and Contingent Liabilities

Loan Commitments

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and loans sold with representations and warranties. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

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

Loans on one-to-four family residential mortgages originated by us are sold to various other financial institutions with representations and warranties that are usual and customary for the industry. These representations and warranties give the purchaser of the loan the right to require that we repurchase a loan if the borrower fails to make any one of the first four loan payments within 30 days of the due date, which is termed an Early Payment Default (“EPD”). Our maximum exposure to credit loss in the event of an EPD claim would be the unpaid principal balance of the loan to be repurchased along with any premium paid by the investor when the loan was purchased and other minor collection cost reimbursements. The Bank has received notification from purchasers of three EPD claims in 2008 but has not yet received a loan repurchase demand. Beyond the initial payment to the purchasers of $12,600 upon receipt of the claims, the maximum remaining exposure under these claims would be the difference between the total loan amounts of $464,000 and the liquidated value of the underlying collateral consisting of three single family residences. Two loans carried original loan to value ratios of 75% and the third loan had a loan to value ratio of 97% with a mortgage insurance policy in place. If repurchase was required, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.

In addition to EPD claims, the representations and warranties in our loan sale agreements also provide that we will indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. In connection with the start up of the wholesale lending division, the Bank has established a reserve for costs related to potential indemnification costs and EPD claims. The balance in this indemnification reserve was $247,000 at December 31, 2008 and there have been no claims or charges against this reserve since it was established in September 2007, accordingly management does not anticipate any material exposure in connection with loan sale indemnification or EPD claims.

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

	December 31,
	2008	2007
Commitments to extend credit	$34,294,000	$54,302,000
Standby letters of credit	$366,000	$328,000
Loans sold with representations and warranties	$153,231,000	$49,210,000

Contingencies

The Company has, from time to time, various lawsuits and claims arising from the conduct of its business. Such items are not expected to have any material adverse effect on the financial position or results of operations of the Company.

Note 15.

Concentrations of Credit

The Bank makes commercial, residential, construction, agricultural, agribusiness and consumer loans to customers in South Carolina, Florida, and Georgia. A substantial portion of the Company's customers' abilities to honor their contracts is dependent on the business economy in the geographical area served by the Bank.

A substantial portion of the Company's loans are secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in real estate conditions in the Company's primary market area.

Note 16.

Shareholders’ Equity and Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under certain adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Company and the Bank exceed all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The actual capital amounts and ratios are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital to Risk Weighted Assets
Consolidated	$52,271,225	16.10%	$25,973,099	8.00%	---N/A---
CBC National Bank	$46,061,231	14.28%	$25,798,480	8.00%	$32,248,100	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	$48,226,734	14.85%	$12,986,550	4.00%	---N/A---
CBC National Bank	$42,016,740	13.03%	$12,899,240	4.00%	$19,348,860	6.00%
Tier I Capital to Average Assets
Consolidated	$48,226,734	11.14%	$17,315,055	4.00%	---N/A---
CBC National Bank	$42,016,740	9.62%	$17,475,045	4.00%	$21,843,807	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital to Risk Weighted Assets
Consolidated	$46,785,780	14.49%	$25,824,288	8.00%	---N/A---
Lowcountry National Bank	$19,434,686	13.34%	$11,655,440	8.00%	$14,569,300	10.00%
First National Bank of Nassau County	$23,977,702	13.68%	$14,022,800	8.00%	$17,528,500	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	$43,115,132	13.36%	$12,912,144	4.00%	---N/A---
Lowcountry National Bank	$17,775,164	12.20%	$5,827,720	4.00%	$8,741,580	6.00%
First National Bank of Nassau County	$21,966,576	12.53%	$7,011,400	4.00%	$10,517,100	6.00%
Tier I Capital to Average Assets
Consolidated	$43,115,132	10.41%	$16,559,862	4.00%	---N/A---
Lowcountry National Bank	$17,775,164	9.30%	$7,647,560	4.00%	$9,559,450	5.00%
First National Bank of Nassau County	$21,966,576	9.91%	$8,869,400	4.00%	$11,086,750	5.00%

There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Bank’s and the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. The Bank is restricted in its ability to pay dividends under national banking laws and regulations of the OCC. Generally, these restrictions require the Bank to pay dividends derived solely from net profits. Moreover, the OCC’s prior approval is required if dividends declared by the Bank in any calendar year exceed the Bank’s net profit for that year combined with its retained net profits for the preceding two years.

On December 5, 2008, Coastal issued and sold 9,950 preferred shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, along with a Warrant to purchase common stock to the U.S. Treasury as part of the Capital Purchase Program (“CPP”). The U.S. Treasury’s investment in Coastal is part of the government’s program to provide capital to the healthy financial institutions that are the core of the nation’s economy in order to increase the flow of credit to consumers and businesses and provide additional assistance to distressed homeowners facing foreclosure. The Preferred Shares have an annual 5% cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after five years. Dividends compound if they accrue in arrears. The Board has approved and Coastal paid the 5% dividend on the CPP preferred on February 15, 2009. Preferred Shares have a liquidation preference of $1,000 per share plus accrued dividends. The Preferred Shares have no redemption date and are not subject to any sinking fund. The Preferred Shares carry certain restrictions. The Preferred Shares have a senior rank and also provides limitations on certain compensation arrangements of executive officers. During the first three years, Coastal may not reinstate a cash dividend on its common shares nor purchase equity shares without the approval of the U.S. Treasury, subject to certain limited exceptions. Coastal may not reinstate a cash dividend on its common shares to the extent preferred dividends remain unpaid. Generally, the Preferred Shares are non-voting. However, should Coastal fail to pay six quarterly dividends, the holder may elect two directors to Coastal’s Board of Directors until such dividends are paid. In connection with the issuance of the Preferred Shares, a Warrant to purchase 205,579 common shares was issued with an exercise price of $7.26 per share. The Warrant is immediately exercisable and expires in ten years. The Warrant is subject to a proportionate anti-dilution adjustment in the event of stock dividends or splits, among other things.

The Preferred Shares and Warrant qualify as Tier 1 capital and are presented in permanent equity on the Consolidated Statement of Condition in the amounts of $9,453,569 and $501,475, respectively.

Note 17.

Fair Value

Fair Value Measurements

On January 1, 2008, the Company adopted FASB No. 157, Fair Value Measurements. FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

FASB No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$81,438,389	$––	$81,438,389	$––
Loans held for sale	31,404,990	––	31,404,990	––
Derivative asset positions	793,456	––	793,456	––
Total fair value of assets on a recurring basis	$113,636,835	$––	$113,636,835	$––
Liabilities:
Derivative liability positions	$596,879	$––	$596,879	$––
Total fair value of liabilities on a recurring basis	$596,879	$––	$596,879	$––

Assets Measured at Fair Value on a Nonrecurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. During 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $17,895,836 as of December 31, 2008. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan impairment as nonrecurring Level 3.

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed assets as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The table below presents the Company’s assets and liabilities for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total gains (losses) for the year ended December 31, 2008
Assets:
Impaired loans	$17,895,836	$––	$––	$17,895,836	$––
Foreclosed assets	5,750,973	––	––	5,750,973	(532,141)
Total fair value of assets on a nonrecurring basis	$23,646,809	$––	$––	$23,646,809	$(532,141)

Fair Value Option

In February 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. FASB No. 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. While FASB No. 159 became effective for the Company beginning January 1, 2008, the Company has elected the fair value option that is offered by this statement only for loans held for sale.

Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered as representative of the liquidation value of the Bank, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Bank since purchase, origination, or issuance. This analysis has not undertaken any steps to value any intangibles, which is permitted by the provisions of SFAS No. 107.

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

•

Loans Held for Sale (LHFS): Residential mortgage loans originated for sale as whole loans in the secondary market, which is our principal market. Effective January 1, 2008, upon adoption of FAS 159, we elected to measure LHFS at fair value prospectively for new LHFS originations. These loans are carried at fair value, with changes in the fair value of these loans recognized in mortgage banking noninterest income. Direct loan origination costs and fees are deferred at origination, and then recognized in the gain or loss on loan sales when the loans are sold. Gains and losses on loan sales (sales proceeds minus the carrying value of the loan sold) are recorded as noninterest income.

•

Derivative asset and liability positions: The fair value of derivative asset and liability positions is based on available quoted market prices.

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

•

Junior Subordinated Debentures: The fair value of the Company’s trust preferred securities is based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

•

Accrued Interest: The carrying amount of accrued interest approximates fair value.

•

Off-Balance-Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance-sheet financial instruments is based on fees charged to enter into such agreements.

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and interest-bearing deposits in banks	$4,901,373	4,901,373	$7,061,741	7,061,741
Federal funds sold	464,724	464,724	4,710,397	4,710,397
Securities available for sale	81,438,389	81,438,389	87,171,416	87,171,416
Securities held to maturity	3,022,621	3,023,710	—	—
Restricted equity securities	4,793,916	4,793,916	3,683,416	3,683,416
Loans held for sale	31,404,990	31,404,990	20,553,409	20,553,409
Loans, net	299,585,213	314,512,482	277,637,628	279,855,238
Derivative asset positions	793,456	793,456	—	—
Accrued interest receivable	1,712,511	1,712,511	2,322,912	2,322,912

Financial liabilities:
Deposits	362,656,245	365,446,726	345,847,116	347,821,220
Securities sold under agreements to repurchase	—	—	2,000,000	2,000,000
Other borrowings	51,692,588	57,226,061	26,772,798	26,262,898
Junior subordinated debentures	7,217,000	7,347,077	7,217,000	7,003,992
Derivative liability positions	596,879	596,879	—	—
Accrued interest payable	598,538	598,538	703,790	703,790

Note 18.

Condensed Financial Information of Coastal Banking Company (Parent Company Only)

Condensed Balance Sheets

	December 31,
	2008	2007
Assets
Cash and due from banks	$4,164,061	$1,671,457
Investment in Coastal Banking Company Statutory Trust I & II	217,000	217,000
Investment in subsidiary bank	53,011,686	50,590,360
Premises and equipment	1,226,184	1,258,882
Other assets	739,558	349,723
Total assets	$59,358,489	$54,087,422

Liabilities
Junior subordinated debentures	$7,217,000	$7,217,000
Other liabilities	136,809	123,670
Total liabilities	7,353,809	7,340,670

Shareholders’ Equity
Shareholders’ equity	52,004,680	46,746,752
Total liabilities and shareholders’ equity	$59,358,489	$54,087,422

Condensed Statements of Income

	For the years ended December 31,
	2008	2007
Income
Interest income	$48,398	$94,506
Dividend income	300,000	—
Other income	63,713	45,990
Total income	412,111	140,496

Expenses
Interest expense	493,512	560,194
Other operating expenses	1,414,001	724,309
Total expense	1,907,513	1,284,503

Loss before income tax benefits and equity in undistributed earnings (loss) of subsidiaries	(1,495,402)	(1,144,007)

Income tax benefits	580,604	374,239

Loss before equity in undistributed earnings (loss) of subsidiaries	(914,798)	(769,768)

Equity in undistributed earnings (loss) of subsidiaries	(3,923,503)	3,401,594

Net income (loss)	$(4,838,301)	$2,631,826

Condensed Statements of Cash Flows

	For the years ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(4,838,301)	$2,631,826
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in undistributed (earnings) loss of Bank	3,923,503	(3,401,594)
Depreciation and amortization	57,671	20,849
Stock-based compensation expense	160,487	130,836
Change in other assets and liabilities	(443,127)	820,156
Net cash provided (used) by operating activities	(1,139,767)	202,073

Cash flows from investing activities:
Purchase of premises and equipment	—	(1,275,231)
Contribution of capital to subsidiary bank	(6,000,000)	—
Net cash used by investing activities	(6,000,000)	(1,275,231)

Cash flows from financing activities:
Issuance of preferred stock	9,950,000	—
Purchase and retirement of treasury shares	(692,269)	—
Proceeds from exercise of stock options	374,640	488,217
Net cash provided by financing activities	9,632,371	488,217

Net change in cash and due from banks	2,492,604	(584,941)
Cash and due from banks at beginning of year	1,671,457	2,256,398
Cash and due from banks at end of year	$4,164,061	$1,671,457

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that Coastal Banking Company, Inc maintained effective internal control over financial reporting as of December 31, 2008.

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

There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.

 Other Information

None.

PART III

Item 10.

 Directors, Executive Officers, and Corporate Governance

The information for this Item is included in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009, under the headings “Proposal: Election of Directors”, “Code of Ethics,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

Item 11.

 Executive Compensation.

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009, under the heading “Compensation” and are incorporated herein by reference.

Item 12.

 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The responses to this Item are included, in part, in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009, under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock authorized for issuance under the following equity compensation plans and agreements:

•

Coastal Banking Company, Inc. 2000 Stock Incentive Plan (the “Coastal Plan”)

•

First Capital Bank Holding Corporation 1999 Stock Option Plan (the “First Capital Plan’)

•

Coastal Banking Company, Inc. Stock Warrant Agreements

Equity Compensation Plan Information

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance
Equity Plans Approved by Security Holders	179,795	(1)	$9.82	179,129	(2)
Equity Compensation Plans Not Approved by Security Holders	390,174		7.92	––
Total	569,969		8.52	179,129

———————

(1)

 Includes 117,421 shares subject to options issued under the Coastal Plan and 62,374 shares subject to options issued under the First Capital Plan.

(2)

Reflects shares available for issuance under the Coastal Plan. No shares are available for issuance under the First Capital Plan. The total number of shares authorized for issuance under the Coastal Plan automatically increases each time the Company issues additional shares of common stock, so that the aggregate number of shares authorized for issuance continues to equal 15% of the total number of outstanding shares of the Company’s common stock. The total number of shares authorized for issuance under the Coastal Plan as of December 31, 2008 was 385,306.

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

Stock Warrants

In December 1999, each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $8.65 per share for each share purchased during our initial public offering. These warrants are represented by separate warrant agreements, which were not approved by shareholders. As of December 31, 2008, an aggregate of 184,595 shares of our common stock were subject to outstanding warrants issued to our organizers. The warrants vested in equal annual increments over the three-year period beginning on December 2, 1999 and expire on the earlier of December 2, 2009 or 120 days after the warrant holder ceases to be a director, officer or employee of the Company or the Bank, provided that if the warrant holder ceases to be a director, officer or employee due to death, the Company may extend the warrant holder’s right to exercise for any period through December 2, 2009. The warrants may not be assigned, transferred, pledged, or hypothecated in any way. If the OCC or the FDIC issues a capital directive or other order requiring the Bank to obtain additional capital, the warrants may be forfeited, if not immediately exercised. At December 31, 2008, 184,595 warrants are outstanding.

In conjunction with our participation in the TARP Capital Purchase Program, the U.S. Treasury Department received an immediately exercisable Warrant to purchase 205,579 shares of the Company’s commons stock with an exercise price of $7.26 per share. The Warrant is fully vested as of execution of the TARP agreement on December 5, 2008. The Warrant expires December 5, 2018.

Item 13.

 Certain Relationships and Related Transactions

The responses to this Item are included in the company’s Proxy Statement for the Annual Meeting of Shareholders held on May 27, 2009, under the headings “Related Party Transactions” and “Compensation” and are incorporated herein by reference.

Item 14.

 Principal Accountant Fees and Services

The responses to this Item are included in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009, under the heading “Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Item 15.

 Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-86371).
3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 5, 2008, File No. 000-28333)
3.3	Bylaws (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form SB-2, File No. 333-86371).
4.1

See Exhibits 3.1, 3.2, and 3.3 for provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders’ of the common stock (incorporated by reference to Exhibits 3.1 and 3.2 of the Registration Statement on Form SB-2, File No. 333-86371).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-86371).
4.3	Coastal Banking Company, Inc. Indenture dated May 18, 2004 (incorporated by reference to Exhibit 4.3 of the Form 10-K for the period ended December 31, 2007, File No. 000-28333)
4.4	Amended and Restated Declaration of Trust dated May 18, 2004 (incorporated by reference to Exhibit 4.4 of the Form 10-K for the period ended December 31, 2007, File No. 000-28333)
4.5	Guarantee Agreement, Coastal Banking Company, Inc. dated May 18, 2004 (incorporated by reference to Exhibit 4.5 of the Form 10-K for the period ended December 31, 2007, File No. 000-28333)
4.6	Coastal Banking Company, Inc. Junior Subordinated Indenture dated June 30, 2006 (incorporated by reference to Exhibit 4.6 of the Form 10-K for the period ended December 31, 2007, File No. 000-28333)
4.7

Coastal Banking Company, Inc. Amended and Restated Trust Agreement dated June 30, 2006 (incorporated by reference to Exhibit 4.7 of the Form 10-K for the period ended December 31, 2007, File No. 000-28333)

4.8

Guarantee Agreement between Coastal Banking Company, Inc., as Guarantor and Wilmington Trust Company, as Guarantee Trustee, dated June 30, 2006 (incorporated by reference to Exhibit 4.8 of the Form 10-K for the period ended December 31, 2007, File No. 000-28333)

4.9.	Form of Certificate for the Series A Preferred Shares (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on December 5, 2008, File No. 000-28333)
4.10.

Warrant to purchase up to 205,579 shares of common stock, dated December 5, 2008 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed on December 5, 2008, File No. 000-28333)

10.1.	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-86371).*
10.1.1

First Amendment to the Coastal Banking Co. Inc Form of Stock Warrant Agreement (incorporated by Reference to Exhibit 10.10 to the Registration Statement on Form S-4, File No. 333-125318, filed May 27, 2005).*

10.2

Coastal Banking Company, Inc. 2000 Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Form 10-K for the period ended December 31, 2002, File No. 000-28333).*

10.3

Lease Agreement between Lowcountry National Bank and Bright O’Hare Moss Creek Partnership, dated January 14, 2003 (incorporated by reference to Exhibit 10.7 of the Form 10-K for the period ended December 31, 2002, File No. 000-28333).

10.4	Form of Lowcountry National Bank Director Deferred Fee Agreement. (incorporated by reference to Exhibit 10.5 of the Form 10-K for the period ended December 31, 2004, File No. 000-28333)*
10.4.1

Form of Second Amendment to Lowcountry National Bank Director Deferred Fee Agreement (incorporated by reference to Exhibit 10.13 to the Form 10-K for the period ended December 31, 2006, file No. 000-28333)*

10.4.2	Form of Third Amendment to Lowcountry National Bank Director Deferred Fee Agreement with Dennis O. Green and James W. Holden, Jr.*
10.4.3	Form of Third Amendment to Lowcountry National Bank Director Deferred Fee Agreement with Ladson F. Howell, James C. Key, and Robert B. Pinkerton*
10.4.4	Form of First Amendment to the Lowcountry National Bank Director Deferred Fee Agreement*
10.5	Form of Lowcountry National Bank Executive Deferred Compensation Agreement.(incorporated by reference to Exhibit 10.5 of the Form 10-K for the period ended December 31, 2004, File No. 000-28333)*
10.5.1

Form of Second Amendment to Lowcountry National Bank Executive Deferred Compensation Agreement (incorporated by reference to Exhibit 10.14 to the Form 10-K for the period ended December 31, 2006, file No. 000-28333)*

10.5.2	Amendment to the Lowcountry National Bank Executive Deferred Compensation Agreement for Gary Horn*
10.5.3	Form of First Amendment to the Lowcountry National Bank Executive Deferred Compensation Agreement*
10.6

Amended and Restated Employment Agreement dated December 31, 2008 between the Company and Michael Sanchez (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed January 7, 2009, File No. 000-28333).*

10.7	Salary Continuation Agreement dated April 6, 2005 between the Company and Gary Horn (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, File No. 000-28333).*
10.7.1	First Amendment to Salary Continuation Agreement dated December 17, 2008 between the Company, CBC National Bank and Gary Horn*
10.10	Salary Continuation Agreement dated October 1, 2005 between the Company and Leo Deas (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K; File No. 000-28333)*
10.10.1	First Amendment to Salary Continuation Agreement dated December 17, 2008 between the Company, CBC National Bank and Leo Deas*
10.12	Employment Agreement dated September 10, 2007 between the Company and Paul R. Garrigues*
10.12.1	First Amendment to Employment Agreement dated December 17, 2008 between the Company and Paul R. Garrigues*
10.13

Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement –– Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on December 5, 2008, File No. 000-28333)

10.14	Form of Waiver (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on December 5, 2008, File No. 000-28333)*
10.15	Form of Senior Executive Officer Agreement(incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed on December 5, 2008, File No. 000-28333)*
10.16

Executive Supplemental Retirement Income Agreement for Michael Sanchez (incorporated by reference to Exhibit 10.1 to the Form 10-QSB for the period ended September 30, 2004 filed by First Capital Bank Holding Corporation, File No. 000-30297)*

10.17

Phantom Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.2 to the Form 10-QSB for the period ended September 30, 2004 filed by First Capital Bank Holding Corporation, File No. 000-30297)*

10.17.1	Form of First Amendment to the Phantom Stock Appreciation Rights Plan*
10.17.2	Form of Second Amendment to the Phantom Stock Appreciation Rights Plan*
10.17.3	Form of Third Amendment to the Phantom Stock Appreciation Rights Plan*

10.18

Form Phantom Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.3 to the

Form 10-QSB for the period ended September 30, 2004 filed by First Capital Bank Holding Corporation,

File No. 000-30297)*

21.1	Subsidiaries of the Company.
23.1	Consent of Certified Public Accountants.
24.1	Power of Attorney (contained as part of the signature pages herewith).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certifications.

———————

•

Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coastal Banking Company, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL BANKING COMPANY, INC.

By:	/s/ MICHAEL G. SANCHEZ
Michael G. Sanchez
President and Chief Executive Officer

Date:	March 17, 2009

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Paul R. Garrigues and Michael G. Sanchez his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Coastal Banking Company, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

Director
Christina H. Bryan

/s/ SUELLEN RODEFFER GARNER	Chairman of the Board of	March 17, 2009
Suellen Rodeffer Garner	Directors

/s/ PAUL R. GARRIGUES	Chief Financial Officer	March 17, 2009
Paul R. Garrigues **

/s/ DENNIS O. GREEN	Director	March 17, 2009
Dennis O. Green

Director
Mark B. Heles

Director
James W. Holden, Jr.

Signature	Title	Date

/s/ LADSON F. HOWELL	Vice Chairman of the Board of	March 17, 2009
Ladson F. Howell	Directors

Director
James C. Key

/s/ ROBERT B. PINKERTON	Director	March 17, 2009
Robert B. Pinkerton

/s/ MICHAEL G. SANCHEZ	President, Chief Executive Officer	March 17, 2009
Michael G. Sanchez*	And Director

/s/ EDWARD E. WILSON	Director	March 17, 2009
Edward E. Wilson

/s/ MARSHALL E. WOOD	Director	March 17, 2009
Marshall E. Wood

*      Principal Executive Officer

**    Principal Financial and Accounting Officer