Form 10-K/A
period 2008-12-31
COASTAL BANKING CO INC
filed 2009-03-31
CIK 1093897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-K/A
Amendment No. 1

———————

☑  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For fiscal year ended December 31, 2008

☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___ to ___

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

EXPLANATORY NOTE

This Form 10-K/A constitutes Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”), filed by the Registrant with the Commission on March 17, 2009.  The sole purpose of this amendment is to amend the Registrant’s response to Item 15 of the Form 10-K to update referenced exhibits incorporated by reference in Exhibits 10.1, 10.2, 10.5, and 10.10, and to attach Exhibits 10.12, 21.1 and 23.1, each previously referenced in the Form 10-K filed with the Commission.  The Registrant’s response to Item 15 is restated herein in its entirety.  There are no other changes made by this Amendment No. 1.

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

10.1.	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-86371).
10.1.1

First Amendment to the Coastal Banking Co. Inc. Form of Stock Warrant Agreement (incorporated by Reference to Exhibit 10.10 to the Registration Statement on Form S-4, File No. 333-125318, filed May 27, 2005).

10.2

Coastal Banking Company, Inc. 2000 Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-KSB for the period ended December 31, 2002, File No. 000-28333).*

10.3

Lease Agreement between Lowcountry National Bank and Bright O’Hare Moss Creek Partnership, dated January 14, 2003 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the period ended December 31, 2002, File No. 000-28333).

10.4	Form of Lowcountry National Bank Director Deferred Fee Agreement. (incorporated by reference to Exhibit 10.5 of the Form 10-KSB for the period ended December 31, 2004, File No. 000-28333)*
10.4.1

Form of Second Amendment to Lowcountry National Bank Director Deferred Fee Agreement (incorporated by reference to Exhibit 10.13 to the Form 10-KSB for the period ended December 31, 2006, file no. 000-28333)*

10.4.2	Form of Third Amendment to Lowcountry National Bank Director Deferred Fee Agreement with Dennis O. Green and James W. Holden, Jr.*
10.4.3	Form of Third Amendment to Lowcountry National Bank Director Deferred Fee Agreement with Ladson F. Howell, James C. Key, and Robert B. Pinkerton*
10.4.4	Form of First Amendment to the Lowcountry National Bank Director Deferred Fee Agreement*
10.5

Form of Lowcountry National Bank Executive Deferred Compensation Fee Agreement.(incorporated by reference to Exhibit 10.6 of the Form 10-KSB for the period ended December 31, 2004, File No. 000-28333)*

10.5.1

Form of Second Amendment to Lowcountry National Bank Executive Deferred Compensation Agreement (incorporated by reference to Exhibit 10.14 to the Form 10-KSB for the period ended December 31, 2006, file No. 000-28333)*

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
10.10

Salary Continuation Agreement dated January 19, 2005 between the Company and Leo Deas (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-KSB for the period ended December 31, 2005; File No. 000-28333)*

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
10.18

Form Phantom Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.3 to the

Form 10-QSB for the period ended September 30, 2004 filed by First Capital Bank Holding Corporation,

File No. 000-30297)*

10.19

Restricted Stock Award between Coastal Banking Company, Inc. and Gary Horn dated March 21, 2008 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ended March 31, 2008; File No. 000-28333)*

21.1	Subsidiaries of the Company
23.1	Consent of Certified Public Accountants
24.1	Power of Attorney (contained as part of the signature pages herewith)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications

*      Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL BANKING COMPANY, INC.

By:	/s/ Paul Garrigues
Paul Garrigues
Chief FinancialOfficer

Date:	March 31, 2009

3