Form 10-Q
period 2009-03-31
COASTAL BANKING CO INC
filed 2009-05-12
CIK 1093897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

(MARK ONE)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,568,707 shares of common stock, $.01 par value, were issued and outstanding on May 6, 2008.

Index

Page No.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

1

Consolidated Balance Sheets March 31, 2009 and December 31, 2008

1

Consolidated Statements of Income (Loss) For the Three Months Ended March 31, 2009 and 2008

2

Consolidated Statements of Comprehensive Income For the Three Months Ended March 31, 2009 and 2008

3

Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2009 and 2008

4

Notes to Consolidated Financial Statements

5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.       Quantitative and Qualitative Disclosure About Market Risk.

24

Item 4T.     Controls and Procedures.

24

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.

25

Item 1A.    Risk Factors

25

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

25

Item 3.       Defaults Upon Senior Securities.

25

Item 4.       Submission of Matters to a Vote of Security Holders.

25

Item 5.       Other Information.

25

Item 6.       Exhibits.

25

PART 1. FINANCIAL INFORMATION

Item 1.

Financial Statements

Coastal Banking Company

Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Cash and due from banks	$4,046,129	$4,790,625
Interest-bearing deposits in banks	121,398	110,748
Federal funds sold	65,295	464,724
Securities available for sale, at fair value	78,251,797	81,438,389
Securities held to maturity, at cost	3,021,121	3,022,621
Restricted equity securities, at cost	4,811,550	4,793,916
Loans held for sale, at fair value	26,305,783	31,404,990

Loans, net of unearned income	305,239,881	304,418,704
Less allowance for loan losses	5,574,906	4,833,491
Loans, net	299,664,975	299,585,213

Premises and equipment, net	7,761,548	7,849,316
Cash surrender value of life insurance	7,180,431	7,107,522
Intangible assets	226,201	260,641
Goodwill	10,411,914	10,411,914
Foreclosed assets	5,368,351	5,750,973
Other assets	29,120,482	19,838,157

	$476,356,975	$476,829,749
Liabilities and Shareholders’ Equity
Deposits:
Non interest-bearing	$19,781,393	$18,639,212
Interest-bearing	343,331,403	344,017,033
Total deposits	363,112,796	362,656,245
Other borrowings	51,772,543	51,692,588
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	3,898,128	3,259,236
Total liabilities	426,000,467	424,825,069

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; 9,950 shares issued and outstanding in 2009 and 2008	9,468,776	9,453,569
Common stock, $.01 par value; 10,000,000 shares authorized; 2,568,707 shares issued and outstanding in 2009 and 2008	25,687	25,687
Additional paid-in capital	41,059,508	41,037,403
Retained earnings (deficit)	(908,731)	1,165,630
Accumulated other comprehensive income	711,268	322,391
Total shareholders’ equity	50,356,508	52,004,680
	$476,356,975	$476,829,749

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company

Consolidated Statements of Income (Loss)
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Interest income:
Interest and fees on loans	$4,450,139	$5,408,393
Interest on taxable securities	841,307	904,252
Interest on nontaxable securities	159,542	163,097
Interest on deposits in other banks	131	13,278
Interest on federal funds sold	94	76,403
Total interest income	5,451,213	6,565,423

Interest expense:
Interest on deposits	2,552,512	3,508,329
Interest on junior subordinated debentures	109,363	127,820
Interest on other borrowings	355,104	286,552
Total interest expense	3,016,979	3,922,701

Net interest income	2,434,234	2,642,722
Provision for loan losses	2,930,000	122,500
Net interest income (expense) after provision for loan losses	(495,766)	2,520,222

Non-interest income:
Service charges on deposit accounts	158,249	170,450
Other service charges, commissions and fees	75,117	59,808
Income from investment in life insurance contracts	75,031	72,111
Mortgage banking income	2,304,661	398,859
SBA loan income	43,335	135,856
Gain on sale of securities	––	206,811
Loss on Silverton Financial Services stock	(507,366)	––
Other income	7,339	34,594
Total other income	2,156,366	1,078,489

Non-interest expenses:
Salaries and employee benefits	2,372,646	1,635,306
Occupancy and equipment expense	288,891	282,490
Advertising fees	22,671	65,867
Amortization of intangible assets	34,440	54,687
Audit fees	62,568	59,163
Data processing fees	223,272	214,791
Director fees	40,400	75,474
FDIC insurance expense	378,709	35,745
Legal and other professional fees	190,446	175,217
Mortgage loan expense	185,266	67,104
OCC examination fees	30,846	34,068
Other real estate expenses	57,410	14,681
Other operating	409,392	285,720
Total other expenses	4,296,957	3,000,313

Income (loss) before income taxes (benefits)	(2,636,357)	598,398
Income tax expense (benefit)	(701,577)	210,625
Net income (loss)	$(1,934,780)	$387,773

Preferred stock dividends	139,581	––
Net income (loss) available to common shareholders	$(2,074,361)	$387,773
Basic earnings (loss) per share available to common shareholders	$(.81)	$.15
Diluted earnings (loss) per share available to common shareholders	$(.81)	$.14

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company

Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Net income (loss)	$(1,934,780)	$387,773
Other comprehensive income, net of tax:
Net unrealized holding gains arising during period net of tax of $200,331 and $48,891	388,877	94,910
Reclassification adjustment for gains included in net income net of tax of $70,316	––	136,495
Total other comprehensive income	388,877	231,405

Comprehensive income (loss)	$(1,545,903)	$619,178

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,934,780)	$387,773
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Provision for loan losses	2,930,000	122,500
Depreciation, amortization and accretion	113,602	117,559
Amortization of intangible assets	34,440	54,687
Originations of mortgage loans held for sale	(247,974,017)	(122,473,180)
Proceeds from sales of mortgage loans held for sale	253,073,224	112,966,464
Increase in cash value of life insurance	(75,031)	(72,111)
Gain on sale of securities available for sale	––	(206,811)
Loss on Silverton Financial Services stock	507,366	––
SBA loan income	(43,335)	(135,856)
Mortgage banking income	(2,304,661)	(398,859)
Stock-based compensation expense	22,105	43,954
Net other operating activities	(4,842,179)	581,014
Net cash used by operating activities	(493,266)	(9,012,866)

Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits in banks	(10,650)	1,360,493
Proceeds from sale of securities available for sale	––	12,638,188
Proceeds from maturities of securities available for sale	3,769,258	7,371,279
Purchases of securities available for sale	––	(13,202,800)
Purchase of restricted equity securities	(525,000)	(151,100)
Net increase in loans	(4,402,981)	(15,315,495)
Net decrease in federal funds sold	399,429	4,632,102
Purchase of premises and equipment	(17,837)	(45,073)
Net cash used by investing activities	(787,781)	(2,712,406)

Cash flows from financing activities:
Net increase in deposits	456,551	7,690,736
Proceeds from other borrowings	1,080,000	3,600,000
Repayment of other borrowings	(1,000,000)	––
Net increase in federal funds purchased and securities sold under agreement to repurchase	––	1,103,074
Purchase of treasury shares to be retired	––	(692,269)
Net cash provided by financing activities	536,551	11,701,541

Net decrease in cash and due from banks	(744,496)	(23,731)
Cash and due from banks at beginning of period	4,790,625	4,997,928
Cash and due from banks at end of period	$4,046,129	$4,974,197

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,089,717	$3,873,365
Cash paid during the year for income taxes	$13,637	$340,809

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements – March 31, 2009 and 2008 (Unaudited) and December 31, 2008

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” SFAS 161 amended and expanded the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The Company adopted SFAS 161 at the beginning of the first quarter of 2009, and has included the expanded disclosures required by that statement.

On April 9, 2009, the FASB finalized four FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an Other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The four FSPs are as follows:

•

FSP “SFAS 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

•

FSP “SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, “Fair Value Measurements.”

•

FSP “SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-temporary impairments” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

•

FSP “SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. The Company elected not to adopt any of the above positions early. The Company has not completed its evaluation of the impact of these standards on its results of operation and financial position.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-K. The financial statements as of March 31, 2009 and for the interim periods ended March 31, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2008 Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein. Actual results could differ from those estimates.

Note 2 - Supplemental Segment Information

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

(In thousands)	Community Banking		Wholesale Mortgage Banking		Consolidated Company
Three months ended March 31,	2009	2008	2009	2008	2009	2008
Interest income	$4,637	$6,224	$814	$341	$5,451	$6,565
Interest expense	2,502	3,661	515	261	3,017	3,922
Net interest income	2,135	2,563	299	80	2,434	2,643
Provision for loan losses	2,917	123	13	––	2,930	123
Net interest income (expense) after provision	(782)	2,440	286	80	(496)	2,520
Non interest income	(80)	681	2,236	398	2,156	1,079
Non interest expense	2,917	2,707	1,380	294	4,297	3,001
Net income (loss) before tax expense (benefit)	(3,779)	414	1,142	184	(2,637)	598
Income tax expense (benefit)	(1,040)	146	338	64	(702)	210
Net income (loss) after taxes	$(2,739)	$268	$804	$120	$(1,935)	$388

Note 3 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31.

	For the three months ended March 31,
	2009	2008
Net income (loss)	$(1,934,780)	$387,773
Preferred stock dividends	(139,581)	––
Net income (loss) available to common shareholders	$(2,074,361)	$387,773

Weighted average common shares	2,568,707	2,565,728
Effect of dilutive securities	––	123,953
Diluted average common shares	2,568,707	2,689,681

Earnings (losses) per common share	$(0.81)	$0.15
Diluted earnings (losses) per common share	$(0.81)	$0.14

Note 4 — Stock-Based Compensation

In connection with the Company’s initial public stock offering, the directors received warrants to purchase 222,705 shares of the Company’s common stock at a price of $8.65 per share of which 184,595 shares are still outstanding. The warrants vested equally over a three-year period beginning December 2, 1999 and expire on December 2, 2009 or 120 days after the warrant holder ceased to serve as a member of the board of directors. As of March 31, 2009, all of the warrants are exercisable.

The Company adopted a Stock Incentive Plan in 2000 which currently authorizes 385,306 shares of the Company’s common stock for issuance under the Plan. The Plan provides for the total number of shares authorized for issuance under the Plan to be increased upon the issuance of new shares by the Company by an amount equal to the difference between 15% of the total outstanding shares after the issuance of the new shares and the number of shares authorized for issuance prior to the issuance of the new shares. The Plan is administered by the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and Bank. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the Board of Directors, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five-year vesting period. As of March 31, 2009, 179,129 shares were available for grant under this Plan.

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

On August 15, 2008, the Board of Directors of Coastal Banking Company approved a reduction in the exercise price of 42,603 incentive stock options that were previously issued and outstanding. The options had been issued to 14 officers and employees of the Company with an average exercise price of $19.26 per share. The new exercise price was $7.50 per share, the market value of the Company's common stock on the day the lower exercise price was set by the Board action. The ultimate cost to the Company from this exercise price reduction will be impacted by future option forfeitures, but in any case will not exceed $86,875 over the next 4 years.

Note 5 — Fair Value Measurements

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

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Investment Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. On April 9, 2009, the FASB finalized four Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an Other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. The Company elected not to adopt any of these positions early. The Company has not completed its evaluation of the impact of these standards on its results of operation and financial position.

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

Foreclosed Assets: Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed assets as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

		Fair Value Measurements at March 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Investment securities	$78,251,797	$––	$78,251,797	$––
Loans held for sale	26,305,783	––	25,509,895	795,888
Impaired loans	21,825,498	––	––	21,825,498
Foreclosed assets	5,368,351	––	––	5,368,351
Derivative asset positions	239,787	––	239,787	––
Financial liabilities
Derivative liability positions	482,737	––	482,737	––

Note 6 — Fair Value Option for Financial Assets

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

On January 1, 2008, the Company elected to apply Statement 159 to its portfolio of residential mortgage loans held for sale (“MHFS”), and to carry these assets at fair value. Fair value is based on independent quoted market prices, where available, or the prices of other mortgage whole loans with similar characteristics. Nearly all of the Company’s MHFS are valued based on these Level 2 inputs. For a minor portion of our MHFS where market pricing data is not available, we use a discounted cash flow model to estimate fair value and, accordingly report these loans based on Level 3 inputs.

Note 7 – Derivative Financial Instruments

Mortgage Banking derivatives used in the ordinary course of business consist of best efforts and mandatory forward sales contracts and rate lock loan commitments. Forward sales contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Rate lock commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to mitigate risk. Substantially all of these instruments expire within 60 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid.

The Company adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” at the beginning of the first quarter of 2009, and has included here the expanded disclosures required by that statement.

The following tables include the notional amounts and realized gain (loss) for mortgage banking derivatives recognized in Mortgage Banking income for the period end March 31, 2009 and December 31, 2008:

Derivatives not designated as hedging instruments under SFAS 133 (in thousands)	March 31, 2009	December 31, 2008
Mandatory forward sales contracts
Notional amount	$65,110	$900
Gain (loss) on change in market value of mandatory forward sales contracts	$(290)	$(10)
Derivative asset balance included in other assets	$41	$––
Derivative liability balance included in other liabilities	$332	$10

Best efforts forward sales contracts
Notional amount	$22,459	$100,429
Gain (loss) on change in market value of best efforts forward sales contracts	$(100)	$679
Derivative asset balance included in other assets	$11	$755
Derivative liability balance included in other liabilities	$111	$76

Rate lock loan commitments
Notional amount	$72,187	$69,526
Gain (loss) on change in market value of rate lock commitments	$148	$(473)
Derivative asset balance included in other assets	$188	$38
Derivative liability balance included in other liabilities	$40	$512

Forward contracts also contain an element of risk in that the counterparties may be unable to meet the terms of such agreements. In the event the parties to deliver commitments are unable to fulfill their obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management and the Board of Directors. The Company does not expect any counterparty to default on their obligations and therefore, the Company does not expect to incur any cost related to counterparty default.

The Company is exposed to interest rate risk on loans held for sale and rate lock loan commitments. As market interest rates increase or decrease, the fair value of mortgage loans held for sale and rate lock commitments will decline or increase. To offset this interest rate risk, the Company enters into derivatives such as forward contracts to sell loans. The fair value of these forward sales contracts will change as market interest rates change, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate lock commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including market interest rate volatility, the amount of rate lock commitments that close, the ability to fill the forward contracts before expiration, and the time period required to close and sell loans.

Note 8 — Reclassifications

Certain amounts reported as of December 31, 2008 or the period ended March 31, 2008 have been reclassified to conform with the presentation for March 31, 2009. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Note 9 — Subsequent Event

At March 31, 2009 the Bank held stock with an original purchase price of $507,366 in Silverton Financial Services, Inc., the bank holding company of Silverton Bank, National Association. Silverton Bank is the primary provider of correspondent banking services to the Bank. On Friday, May 1, 2009, Silverton Bank was closed by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) was named Receiver. We do not expect to recover our original investment in the stock, and therefore have charged off the entire balance as of March 31, 2009. The impact of this capital loss on the earnings of the Company was a loss of $0.20 per basic and diluted common share. Financial statements and related disclosures in this 10-Q filing have been updated to reflect the impact of this loss during the three months ended March 31, 2009.

On April 30, 2009 the Bank filed its March 31, 2009 Report of Condition and Income (Call Report) with the Federal Deposit Insurance Corporation. The closure of Silverton Bank had not occurred as of the Call Report filing date, and so the Bank's March 31, 2009 Call Report does not reflect the impact of charging off the balance of the Silverton common stock. Upon consultation with the FDIC, it was determined that amending the Bank's March 31, 2009 Call Report for the impact of this subsequent event was not appropriate. As a result, certain references to the Bank’s financial performance, balances, or ratios in this 10-Q may not agree to those reported in the Bank’s March 31, 2009 Call Report.

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

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008 and also analyzes our financial condition as of March 31, 2009 as compared to December 31, 2008. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2008, as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Results of Operations

Net Interest Income

The Bank’s net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin. For the quarter ended March 31, 2009, net interest income totaled $2,434,000 as compared to $2,643,000 for the quarter ended March 31, 2008 for a decrease of $209,000. On a consecutive quarter basis, however, net interest income was up by $231,000, or 10%, from the $2,203,000 earned during the quarter ended December 31, 2008.

Total interest income decreased by $1,114,000, or 17%, to $5,451,000 for the three months ended March 31, 2009 compared to $6,565,000 for the three months ended March 31, 2008. This decline in interest income was due to the combination of an increase in non-performing loans and the declining interest rate environment which more than offset the positive impact of an increase in the overall level of the Bank’s earning assets.

Interest income not recognized on non-accruing loans during the quarter ended March 31, 2009 was $405,000, an increase of $315,000 from the $90,000 of interest income not recognized during the same quarter in 2008. On a consecutive quarter basis, interest income not recognized on non-accruing loans increased $37,000 from $368,000 during the quarter ended December 31, 2008.

The impact of the interest rate environment is seen in the Prime interest rate that declined from an average rate of 6.23% during the three month period ended March 31, 2008 to just 3.25% for the same three month period in 2009. This 298 basis point decline in the average Prime interest rate had an extremely negative impact on the yield earned by the Bank on that portion of the loan portfolio that carry rates based on the Prime interest rate index. At March 31, 2009 and 2008 the Bank held $153,565,000 and $171,650,000, respectively, in loans carrying rates based on the Prime interest rate index.

The negative impact of increased non performing loans and decreased rates was partially offset by the positive impact of growth in average interest earning assets, which increased to an average balance of $445,928,000 during the quarter ended March 31, 2009, up by $39,231,000, or 10%, from the average balance during the quarter ended March 31, 2008. This growth was largely the result of increases in the Bank’s portfolio of residential mortgage loans and mortgage loans available for sale. The overall impact of these several factors was a decrease of interest and fees on loans by $958,000, or 18%, to $4,450,000 in the three months ended March 31, 2009 from $5,408,000 in the three months ended March 31, 2008. On a consecutive quarter basis, interest and fees on loans decreased by $156,000, or 3%, from $4,606,000 earned during the quarter ended December 31, 2008.

Total interest expense decreased by $906,000, or 23%, to $3,017,000 for the three months ended March 31, 2009 compared to $3,923,000 for the same period in 2008. On a consecutive quarter basis, total interest expense decreased by $346,000, or 10%, from $3,363,000 expensed during the quarter ended December 31, 2008.

The net interest margin is a performance metric that reports how successful the Bank’s investment decisions have been relative to its funding choices. It is calculated by dividing the annualized net interest income by the balance of the average earning assets for the period. The net interest margin realized on earning assets declined by 40 basis points to 2.21% for the three months ended March 31, 2009 when compared to the 2.61% net interest margin earned during the same three months in 2008. However, on a consecutive quarter basis, the net interest margin improved by 19 basis points from 2.02% during the quarter ended December 31, 2008.

The net interest rate spread is the difference between the average yield earned by the Bank on loans, investment securities and other earning assets, and the rate paid by the Bank on interest bearing deposits and other borrowings. The net interest rate spread declined by 18 basis points to 1.97% for the three months ended March 31, 2009 compared to the 2.15% net interest rate spread earned during the same three months in 2008. However, on a consecutive quarter basis, the net interest rate spread improved by 37 basis points from 1.60% during the quarter ended December 31, 2008.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Company’s net interest income in general terms during periods of movement in interest rates. In general, if the Company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2009, the Company, as measured by gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is asset sensitive when measured at three months and liability sensitive when cumulatively measured at one year. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The Company also forecasts its sensitivity to interest rate changes using modeling software.  For more information on asset-liability management, see the annual report on Form 10-K filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We establish and maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and a number of assumptions about future events which we believe to be reasonable, but which may not prove to be accurate.

The provision for loan losses is the periodic charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The amount of these periodic charges is based on management’s analysis of the potential risk in the loan portfolio. This analysis includes, among other things, evaluation of the trends in key loan portfolio metrics as follows:

(in thousands)	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Portfolio loans, gross	$305,240	$304,419	$310,869	$307,861	$296,497	$281,291	$283,438

Loans past due >30 days and still accruing interest	$2,782	$9,765	$7,322	$3,417	$3,841	$2,099	$1,352

Loans on non accrual	$24,336	$18,213	$9,639	$5,005	$1,929	$2,018	$2,850
(as a % of loans, gross)	7.97%	5.98%	3.10%	1.63%	0.65%	0.72%	1.01%

Net loan charge offs (recoveries)	$2,188	$6,195	$279	$(1)	$170	$46	$42
(as a % of loans, gross)	0.72%	2.04%	0.09%	0.00%	0.06%	0.02%	0.01%

Portfolio loans, gross addresses the impact on the provision for loan losses from changes in the size and composition of our loan portfolio. We apply various reserve factors to our portfolio based on the risk rated categories of loans because we have had relatively little charge off activity prior to the quarter ended December 31, 2008. We establish various reserve percentages based on the relative inherent risk for a particular loan type and grade. The inherent risk is established based on peer group data, information from regulatory agencies, the experience of the Bank’s lending officers, and recent trends in portfolio losses. These reserve factors are continuously evaluated and subject to change depending on trends in national and local economic conditions, the depth of experience of the Bank’s lenders, delinquency trends and other factors. While our portfolio size has increased modestly over the last four quarters, there has been a shift in composition from higher risk rated real estate construction loans to comparably lower risk rated owner occupied residential real estate loans.

Loans past due > 30 days and still accruing interest has proven to be a useful leading indicator of directional trends in future loan losses. As the level of this metric rises, expectations are for a comparable increase in loans moving into a non-accrual status and ultimately foreclosure resulting in increased losses. This pattern can be observed in the schedule above where increases in this metric are followed in future quarters with comparable sized increases in the level of loans on non-accrual. For this reason management is encouraged with a 72% decline in loans past due > 30 days and still accruing interest from $9,765,000 at December 31, 2008 to $2,782,000 at March 31, 2009, the lowest level since December 31, 2007. While management does not expect to see a decline in loans on non-accrual of a similar magnitude in the next quarter, we believe this metric is a positive indicator that the weakening trend in loan quality experienced over the previous six fiscal quarters may be reaching a point of stabilization and possible improvement.

Loans on non-accrual is another leading indicator of potential future losses from loans. We typically place loans on non-accrual status when they become 90 days past due. Aside from the interest lost when a loan is placed in non-accrual status, the probability of a loan on non-accrual moving into foreclosure with a potential loss outcome is much increased. As shown in the table above, the level of loans on non-accrual had been relatively stable at approximately $2 million during the second half of 2007 and first quarter of 2008. Beginning with the quarter ended June 30, 2008; this metric began to increase significantly, approximately doubling in each of the remaining three fiscal quarters of 2008. At March 31, 2009 the level of loans on non-accrual had reached $24,336,000, an increase from $18,213,000 at December 31, 2008. The quarterly rate of increase of loans on non accrual since March 31, 2008 has been 159%, 93% and 89% at the end of the second, third and fourth fiscal quarters of 2008, respectively. The rate of increase in the first quarter of 2009 was only 34% reflecting a slowing trend in the growth rate of loans on non-accrual. We believe this slowing in the rate of increase is another positive sign that asset quality degradation may be approaching a point of stabilization.

Net Loan Charge offs or recoveries reflect our practice of charging recognized losses to the allowance and adding subsequent recoveries back to the allowance. During the three months ended March 31, 2009 we recorded charge offs net of recoveries of $2,188,000. This was a significant increase when compared to the $170,000 net charge offs recorded during the quarter ended March 31, 2008, but a 65% reduction from the $6,195,000 in net charge offs recorded in the previous quarter ended December 31, 2008. As previously stated, prior to the final fiscal quarter of 2008 we had very little charge off activity and so we are currently assessing the implications of trends in current period charge off activity on potential future losses. While we are further encouraged by such a significant decline in net charge off levels over consecutive quarters, there can be no assurance that charge offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. Thus, there is a risk that substantial additional increases in the allowance for loan losses could be required which would result in a decrease in our net income and possibly our capital.

In addition to considering the metrics described above, we evaluate the collectability of individual loans, the balance of impaired loans, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans and a review of specific problem loans. Based on this process and as shown below, the provision charged to expense was $2,930,000 for the three months ended March 31, 2009, as compared to $122,500 for the three months ended March 31, 2008. On a consecutive quarter basis, this provision level was $3,624,000, or 55%, lower than the $6,554,000 provision charged to expense during the quarter ended December 31, 2008.

(in thousands)	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Provision during quarter ended	$2,930	$6,554	$250	$896	$123	$114	$181

Provision added in excess of net charge offs	$742	$359	$(29)	$897	$(47)	$68	$139

Allowance for loan losses	$5,575	$4,833	$4,474	$4,503	$3,606	$3,653	$3,585
(as a % of loans, gross)	1.83%	1.59%	1.44%	1.46%	1.22%	1.30%	1.26%

The difference between the amount of the provision for loan losses and net loan charge offs will result in expansion or shrinkage to the level of the allowance for loan losses. As shown above, during the three months ended March 31, 2009 the current provision for loan losses of $2,930,000 exceeded net charge offs against the allowance of $2,188,000 by $742,000. The result was an increase to the allowance for loan losses by $742,000 to a level of $5,575,000, or 1.83% of gross loans outstanding at March 31, 2009, as compared to $4,833,000, or 1.59% of gross loans outstanding at December 31, 2008.

From a historical perspective you will note that during the second half of 2007 and first quarter of 2008, while the level of loans on non-accrual was relatively stable, the allowance for loan losses was maintained in the range of 1.2% to 1.3%. Then with the uptick in loans on non accrual during the quarter ended June 30, 2008 it was determined that an increase to the allowance level was appropriate given the projected increased risk of loss, and so the allowance was increased to a range of 1.4% to 1.5% for the second and third fiscal quarters of 2008. The weakening of the loan portfolio performance continued into the final quarter of 2008 with actual loss levels that exceeded projections from earlier in 2008 resulting in the decision to increase the allowance level further, to approximately 1.6%. The most recent quarter ended March 31, 2009 reflects further analysis and projections of potential loan losses in the Bank’s existing portfolio and the resultant further increase in the allowance level to in excess of 1.8% of gross loans outstanding.

We believe that the level of the allowance for loan losses at March 31, 2009 will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based upon a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our losses will undoubtedly vary from our estimates, and there is a possibility that future charge offs could exceed this allowance level.

Noninterest Income

Noninterest income for the three months ended March 31, 2009 totaled $2,156,000, as compared to $1,078,000 for the three months ended March 31, 2008. The largest increase was in mortgage banking income, which increased $1,906,000 to $2,305,000 for the quarter ended March 31, 2009 compared to $399,000 for the same period of 2008. SBA loan income decreased $93,000 to $43,000 for the first quarter of 2009 compared to $136,000 for the first quarter of 2008. Also, during the first quarter of 2009, we recorded a loss on our investment in common stock of Silverton Financial Services of $507,000. In the first quarter of 2008, sales of securities available for sale contributed a non-recurring gain of $207,000.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2009 was $4,297,000, as compared to $3,000,000 for the same period in 2008. The largest contributor to this increase was the $1,086,000 in increased noninterest expense, for the same quarters year over year, incurred by the wholesale mortgage banking division. Excluding the impact of the wholesale mortgage banking expenses in both 2009 and 2008, noninterest expense was $2,917,000 and $2,707,000 for the three months ended March 31, 2009 and 2008, respectively, for an increase of $210,000 or 8% from the same period in 2008. Excluding the wholesale mortgage banking division, the community banking divisions experienced a decrease in salaries and benefits of $192,000 during the first quarter of 2009 compared to the same period in 2008. This was more than offset by an increase in FDIC insurance expense of $343,000 during the first quarter 2009 compared to the first quarter 2008.

Wholesale Mortgage Banking Division

The primary source of direct income generated by this division is the gain on sale of mortgage loans which was $2,310,000 for the quarter ended March 31, 2009 compared to $408,000 for the quarter ended March 31, 2008. Attractive mortgage rates caused a surge in mortgage loan refinancing during the first quarter of 2009, leading to above average volume at the wholesale mortgage banking division, and thus, above average gains on sales. The direct noninterest expenses incurred by the wholesale division were $1,380,000 for the first quarter of 2009, an increase of $1,086,000 over the first quarter 2008 expenses of $294,000. The largest contributor to this increase was in salaries and benefits, which were $1,086,000 for first quarter 2009 compared to $157,000 for first quarter 2008.

Beyond the impact of the noninterest income and expense from this division, the Bank earns interest income at the respective note rates on the balance of loans originated by the division from the time the loan is funded until it is sold to a secondary market investor. The average outstanding daily balance of wholesale residential mortgage loans available for sale was $51,031,000 for the three months ended March 31, 2009 and $20,217,000 for the three months ended March 31, 2008. The interest income earned on these loans available for sale was $633,000 and $285,000 during the three months ended March 31, 2009 and 2008, respectively.

Income Taxes

In 2009, we recognized an income tax benefit of ($702,000) compared to an income tax expense of $211,000 in 2008. Our effective tax rate was (27.0%) in 2009 and 35.2% in 2008. The fluctuation in effective tax (benefit) rates reflect the impact of permanent book-to-tax differences from tax exempt income on bank owned life insurance and municipal securities, and the loss on investment in common stock of Silverton Financial Services, Inc.

Net Income

The combination of the above factors resulted in net loss of $1,935,000 for the three months ended March 31, 2009, compared to net income for the three months ended March 31, 2008 of $388,000. Basic and diluted earnings (loss) per share available to common shareholders were ($.81) for the three months ended March 31, 2009, compared to basic earnings per share of $.15 for the three months ended March 31, 2008 and diluted earning per share of $.14 for the three month period ended March 31, 2008.

Financial Condition

During the first three months of 2009, total assets decreased $473,000, or 0.10%, when compared to December 31, 2008. Investment securities available for sale decreased $3,187,000, or 3.91%, as a result of several security calls and maturities. Loans held for sale also decreased $5,099,000, or 16.24%, during the first quarter of 2009. These decreases were offset by an increase of $9,372,000, or 51.71%, in other assets, specifically loan sales receivable. During the first three months of 2009, total liabilities increased $1,175,000, or 0.28%, when compared to December 31, 2008. Total deposits increased $457,000, or 0.13%, while other liabilities increased $712,000, or 26.75%. The increase in other liabilities was due to the Bank increasing the accruals for FDIC insurance assessments and wholesale mortgage incentives and commissions.

Investment Securities

Investment securities available for sale decreased to $78,252,000 at March 31, 2009 from $81,438,000 at December 31, 2008. The decrease in investment securities was due to calls and maturities during the first quarter.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $7,762,000 at March 31, 2009. The decrease of $87,000 from the December 31, 2008 amount of $7,849,000 was due to regular depreciation of assets.

Loans

Gross loans totaled $305,240,000 at March 31, 2009, an increase of $821,000, or 0.27%, since December 31, 2008.  We continue to work to reduce our exposure to higher risk loans as evidenced by the $2,964,000, or 3.36%, decline in the balance of real estate commercial construction loans during the three months ended March 31, 2009.  This decline was more than offset by growth in real estate mortgage, residential loans, which increased $3,603,000, or 3.48%, to $107,191,000 at March 31, 2009. Balances within the major loans receivable categories as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009		December 31, 2008
Commercial and financial	$12,786,000	4%	$10,294,000	3%
Agricultural	323,000	––%	326,000	––%
Real estate – construction, commercial	85,187,000	28%	88,151,000	29%
Real estate – construction, residential	15,068,000	5%	15,166,000	5%
Real estate – mortgage, farmland	198,000	––%	199,000	––%
Real estate – mortgage, commercial	81,233,000	27%	81,360,000	27%
Real estate – mortgage, residential	107,191,000	35%	103,588,000	34%
Consumer installment loans	3,144,000	1%	5,223,000	2%
Other	110,000	––%	112,000	––%
Gross loans	$305,240,000		$304,419,000

Risk Elements in the Loan Portfolio

As addressed above in comments related to the provision and allowance for loan losses, loans on nonaccrual status increased by $6,123,000, or 33.6%, from $18,213,000 at December 31, 2008 to $24,336,000 at March 31, 2009.  This represents the smallest increase by percentage over the previous four consecutive quarters. We believe this reduction in the rate of increase is a positive sign that asset quality degradation may be approaching a point of stabilization. The following is a summary of risk elements in the loan portfolio:

Loans: Nonaccrual loans	$24,336,000	$18,213,000
Accruing loans more than 90 days past due	$––	$801,000
Other real estate	$5,368,000	$5,751,000
Other loans identified by internal review mechanism as impaired	$4,007,000	$1,522,000

During the three months ended March 31, 2009 the allowance for loan losses was increased by $742,000, or 15.4%, to $5,575,000.  Activity in the Allowance for Loan Losses is as follows:

	March 31,
	2009	2008
Balance, January 1,	$4,833,000	3,653,000
Provision for loan losses for the period	2,930,000	123,000
Net loans charged off for the period	(2,188,000)	(170,000)
Balance, end of period	$5,575,000	$3,606,000
Gross loans outstanding, end of period	$305,240,000	$296,497,000
Allowance for loan losses to gross loans outstanding	1.83%	1.22%

Deposits

At March 31, 2009, total deposits increased by $457,000, or 0.13%, from December 31, 2008. Noninterest-bearing demand deposits increased $1,142,000, or 6.13%, and interest-bearing deposits decreased $685,000, or 2.09%. Of the $124,564,000 in certificates of deposit $100,000 and over at March 31, 2009, none were brokered deposits. Of the $115,607,000 of other time deposits outstanding at March 31, 2009, $37,299,000 were brokered deposits. These are issued in individual’s names and in the names of trustees with balances participated out to others. At December 31, 2008, of the $130,837,000 in certificates of deposit $100,000 and over, $350,000 were brokered deposits. Of the $114,465,000 of other time deposits at December 31, 2008, $29,011,000 were brokered deposits.

Balances within the major deposit categories as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Noninterest-bearing demand deposits	$19,781,000	$18,639,000
Interest-bearing demand deposits	100,171,000	95,687,000
Savings deposits	2,990,000	3,028,000
Certificates of deposit $100,000 and over	124,564,000	130,837,000
Other time deposits	115,607,000	114,465,000
	$363,113,000	$362,656,000

FHLB Advances

At March 31, 2009, the Company had advances outstanding from the FHLB in the amount of $51,772,543, an increase of $80,000 from the level of advances outstanding at December 31, 2008.  The weighted average cost of these advances declined by 9 basis points to 2.60% during the quarter ended March 31, 2009.  Advances outstanding and related terms at March 31, 2008 and December 31, 2009 are shown in the following tables:

	FHLB Advances Outstanding March 31, 2009
Type Advance	Balance	Interest Rate	Maturity Date	Convertible Date
Fixed rate	$2,500,000	2.69%	April 8, 2010
Fixed rate	2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 8, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	June 8, 2009
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	June 8, 2009
Variable rate	20,800,000	0.45%
Less purchase accounting adjustments	(27,457)
Total	$51,772,543	2.60%

	FHLB Advances Outstanding December 31, 2008
Type Advance	Balance	Interest Rate	Maturity Date	Convertible Date
Fixed rate	$1,000,000	5.02%	February 17, 2009
Fixed rate	2,500,000	2.69%	April 8, 2010
Fixed rate	2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 8, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	March 9, 2009
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 9, 2009
Variable rate	19,720,000	0.46%
Less purchase accounting adjustments	(27,412)
Total	$51,692,588	2.69%

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

For more information, see our 10-K for the year ended December 31, 2008.

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

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and with advances from approved borrowing facilities with correspondent banks and the Federal Home Loan Bank of Atlanta. At March 31, 2009 the Bank had $130,889,000 available under its existing borrowing facilities, a significant increase from the $88,167,000 available at December 31, 2008 and well in excess of projected liquidity needs. One key metric of our liquidity position is the loan-to-total deposit ratio, which was 84% at both March 31, 2009 and December 31, 2008.

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

Loans on one-to-four family residential mortgages originated by us are sold to various other financial institutions with representations and warranties that are usual and customary for the industry. These representations and warranties give the purchaser of the loan the right to require that we repurchase a loan if the borrower fails to make any one of the first four loan payments within 30 days of the due date, which is termed an Early Payment Default (“EPD”). Our maximum exposure to credit loss in the event of an EPD claim would be the unpaid principal balance of the loan to be repurchased along with any premium paid by the investor when the loan was purchased and other minor collection cost reimbursements. The Bank has received notification from purchasers of three EPD claims in 2008 and one EPD claim in 2009, but has not yet received a loan repurchase demand. Beyond the initial payment to the purchasers of $23,200 upon receipt of the claims, the maximum remaining exposure under these claims would be the difference between the total loan amounts of $881,000 and the liquidated value of the underlying collateral consisting of four single family residences. Original loan to value ratios ranged from 75% to 97% and loans with a loan to value ratio over 80% have a mortgage insurance policy in place. If repurchase was required, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.

In addition to EPD claims, the representations and warranties in our loan sale agreements also provide that we will indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. In connection with the start up of the wholesale lending division, the Bank has established a reserve for costs related to potential indemnification costs and EPD claims. The balance in this indemnification reserve was $383,000 at March 31, 2009 and there have been no claims or charges against this reserve since it was established in September 2007, accordingly management does not anticipate any material exposure in connection with loan sale indemnification or EPD claims.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2009:

Commitments to extend credit	$31,182,000
Loans sold with representations and warranties	$273,927,000
Standby letters of credit	$39,000

Contractual Obligations

Summarized below are our contractual obligations as of March 31, 2009.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Federal Home Loan Bank of Atlanta Advances	$51,772,543	$20,800,000	$10,000,000	$4,000,000	$16,972,543
Operating Lease Obligations	683,237	266,984	339,459	76,794	––
Junior Subordinated Debentures	7,217,000	––	––	––	7,217,000
	$59,672,780	$21,066,984	$10,339,459	$4,076,794	$24,189,543

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

At March 31, 2009, total shareholders’ equity was $50.4 million at the holding company and $52.2 million at CBC National Bank. At March 31, 2009, Tier 1 risk-based capital ratio was 14.21% consolidated and 12.65% at CBC National Bank. Total risk-based capital ratio was 15.46% consolidated and 13.91% at CBC National Bank. Tier 1 leverage ratio was 9.78% consolidated and 8.69% at CBC National Bank. The Bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

On December 5, 2008, Coastal issued and sold 9,950 preferred shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, along with a Warrant to purchase common stock to the U.S. Treasury as part of the Capital Purchase Program (“CPP”). The U.S. Treasury’s investment in Coastal is part of the government’s program to provide capital to the healthy financial institutions that are the core of the nation’s economy in order to increase the flow of credit to consumers and businesses and provide additional assistance to distressed homeowners facing foreclosure. The Preferred Shares have an annual 5% cumulative preferred dividend rate for five years and 9% thereafter with dividends payable quarterly.

The Board declared and Coastal paid the first quarterly dividend payment to the US Treasury in the amount of $97,736 on February 15, 2009. Generally, the Preferred Shares are non-voting. However, should Coastal fail to pay six quarterly dividends, the holder may elect two directors to Coastal’s Board of Directors until such dividends are paid. In connection with the issuance of the Preferred Shares, a Warrant to purchase 205,579 common shares was issued with an exercise price of $7.26 per share. The Warrant is immediately exercisable and expires in ten years. The Warrant is subject to a proportionate anti-dilution adjustment in the event of stock dividends or splits, among other things. At March 31, 2009 the Preferred Shares and Warrant qualify as Tier 1 capital and are presented in permanent equity on the Consolidated Statement of Condition in the amounts of $9,468,776 and $501,475, respectively.

Proceeds from the sale of the preferred stock will be used for general corporate purposes, primarily to support an increase in lending activity through the Bank’s wholesale residential mortgage lending division. As of March 31, 2009 a total of $6,600,000 of the proceeds from the sale of the preferred stock has been used as a capital contribution to our subsidiary CBC National Bank. With this added level of capital, CBC National Bank was able to expand its lending capacity in the wholesale mortgage banking division. During the three months ended March 31, 2009 that division funded over $236 million of new residential mortgage loans. When compared to the $115 million of mortgage loans funded by this division during the three months ended March 31, 2008, this represents an increase of $121 million or 105%.

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

Item 4T.

Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (Disclosure Controls).  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO (hereinafter in Item 4 “management, including the CEO and CFO,” are referred to collectively as “management”), as appropriate to allow timely decisions regarding required disclosure.

Our management does not expect that our Disclosure Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1. Description of Business" under the heading "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

COASTAL BANKING COMPANY, INC.

Date: May 12, 2009	By:	/s/ MICHAEL g. SANCHEZ
Michael G. Sanchez
Chief Executive Officer

Date: May 12, 2009	By:	/s/ PAUL R. GARRIGUES
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