Form 10-Q
period 2009-06-30
COASTAL BANKING CO INC
filed 2009-08-12
CIK 1093897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

(MARK ONE)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,568,707 shares of common stock, $.01 par value, were issued and outstanding on August 12, 2009.

COASTAL BANKING COMPANY, INC.

INDEX

PAGE NO.
PART I FINANCIAL INFORMATION

Item 1.      Financial Statements

3

Consolidated Balance Sheets – June 30, 2009 and December 31, 2008

3

Consolidated Statements of Operations – Three Months and Six Months Ended June 30, 2009 and 2008

4

Consolidated Statements of Comprehensive Loss – Six Months Ended June 30, 2009 and 2008

5

Consolidated Statements of Cash Flows – Six Months Ended June 30, 2009 and 2008

6

Notes to Consolidated Financial Statements

7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

18

Item 3.      Quantitative and Qualitative Disclosure About Market Risk

31

Item 4T.     Controls and Procedures

31

PART II OTHER INFORMATION

Item 1.      Legal Proceedings

32

Item 1A.    Risk Factors

32

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

32

Item 3.      Defaults Upon Senior Securities

32

Item 4.      Submission of Matters to a Vote of Security Holders

32

Item 5.      Other Information

33

Item 6.      Exhibits

33

PART 1. FINANCIAL INFORMATION

Item 1.

Financial Statements

Coastal Banking Company

Consolidated Balance Sheets

June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Cash and due from banks	$5,018,080	$4,790,625
Interest-bearing deposits in banks	195,143	110,748
Federal funds sold	356,948	464,724
Securities available for sale, at fair value	74,272,010	81,438,389
Securities held to maturity, at cost	2,000,000	3,022,621
Restricted equity securities, at cost	4,978,250	4,793,916
Loans held for sale, at fair value	37,951,920	31,404,990

Loans, net of unearned income	305,668,889	304,418,704
Less allowance for loan losses	6,525,005	4,833,491
Loans, net	299,143,884	299,585,213

Premises and equipment, net	7,726,399	7,849,316
Cash surrender value of life insurance	7,254,471	7,107,522
Intangible assets	191,761	260,641
Goodwill	10,411,914	10,411,914
Foreclosed assets	6,772,530	5,750,973
Other assets	31,624,281	19,838,157

	$487,897,591	$476,829,749
Liabilities and Shareholders’ Equity
Deposits:
Non interest-bearing	$19,940,230	$18,639,212
Interest-bearing	348,476,569	344,017,033
Total deposits	368,416,799	362,656,245
Other borrowings	57,974,585	51,692,588
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	4,274,541	3,259,236
Total liabilities	437,882,925	424,825,069

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; 9,950 shares issued and outstanding in 2009 and 2008	9,484,208	9,453,569
Common stock, $.01 par value; 10,000,000 shares authorized; 2,568,707 shares issued and outstanding in 2009 and 2008	25,687	25,687
Additional paid-in capital	41,081,613	41,037,403
Retained earnings (deficit)	(1,293,169)	1,165,630
Accumulated other comprehensive income	716,327	322,391
Total shareholders’ equity	50,014,666	52,004,680
	$487,897,591	$476,829,749

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company

Consolidated Statements of Operations

For the Three Months and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$4,522,375	5,197,769	8,972,514	10,606,162
Interest on taxable securities	778,762	846,349	1,620,069	1,750,596
Interest on nontaxable securities	155,404	162,659	314,946	325,758
Interest on deposits in other banks	56	6,387	187	19,667
Interest on federal funds sold	427	20,349	521	96,753
Total interest income	5,457,024	6,233,513	10,908,237	12,798,936

Interest expense:
Interest on deposits	2,355,472	3,183,826	4,907,984	6,692,156
Interest on junior subordinated debentures	104,196	120,209	213,559	248,029
Interest on other borrowings	336,168	352,690	691,272	639,243
Total interest expense	2,795,836	3,656,725	5,812,815	7,579,428

Net interest income	2,661,188	2,576,788	5,095,422	5,219,508
Provision for loan losses	1,450,000	896,251	4,380,000	1,018,751
Net interest income after provision for loan losses	1,211,188	1,680,537	715,422	4,200,757

Non-interest income:
Service charges on deposit accounts	130,492	184,156	288,741	354,610
Other service charges, commissions and fees	79,010	62,305	154,127	122,116
Income from investment in life insurance contracts	74,040	70,013	149,071	142,125
Mortgage banking income	1,819,971	349,342	4,124,632	780,654
SBA loan income	40,410	137,951	83,745	273,808
Gain on sale of securities available for sale	––	––	––	206,811
Gain on tender of securities held to maturity	98,996	––	98,996	––
Loss on Silverton Financial Services stock	––	––	(507,366)	––
Other income	8,436	2,425	15,775	4,558
Total other income	2,251,355	806,192	4,407,721	1,884,682

Non-interest expense:
Salaries and employee benefits	1,927,952	2,003,852	4,300,598	3,639,159
Occupancy and equipment expense	292,392	299,334	581,283	581,825
Advertising fees	31,157	72,498	53,828	138,366
Amortization of intangible assets	34,440	54,687	68,880	109,374
Audit fees	97,603	60,686	160,171	119,849
Data processing fees	241,833	228,130	465,105	442,924
Director fees	44,900	66,560	85,300	142,034
FDIC insurance premiums	207,373	67,222	586,082	102,967
Legal and other professional fees	163,879	199,824	354,325	375,042
Mortgage loan expense	109,737	85,883	295,003	152,988
OCC examination fees	30,846	28,215	61,692	62,285
Other real estate expense	149,149	63,948	206,559	78,629
Other operating expense	527,737	304,871	937,129	590,580
Total other expenses	3,858,998	3,535,710	8,155,955	6,536,022

Loss before income tax benefit	(396,455)	(1,048,981)	(3,032,812)	(450,583)
Income tax benefit	(151,823)	(471,625)	(853,400)	(261,000)
Net loss	$(244,632)	(577,356)	(2,179,412)	(189,583)

Preferred stock dividends	139,806	––	279,387	––
Net loss available to common shareholders	$(384,438)	(577,356)	(2,458,799)	(189,583)
Basic and diluted loss per common share	$(.15)	(.23)	(.96)	(.07)

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company

Consolidated Statements of Comprehensive Loss

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008

Net loss	$(2,179,412)	$(189,583)
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) arising during period net of tax (benefit) of $202,937 and $(125,240)	393,936	(243,112)
Reclassification adjustment for gains included in net income net of tax of $70,316	––	(136,495)
Total other comprehensive income (loss)	393,936	(379,607))

Comprehensive loss	$(1,785,476)	$(569,190)

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Operating activities:
Net loss	$(2,179,412)	$(189,583)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	4,380,000	1,018,751
Depreciation, amortization and accretion	228,422	232,751
Amortization of intangible assets	68,880	109,374
Originations of mortgage loans held for sale	(510,722,425)	(252,613,497)
Proceeds from sales of mortgage loans held for sale	504,175,495	255,320,314
Increase in cash value of life insurance	(149,071)	(142,125)
Gain on sale of securities available for sale	––	(206,811)
Gain on tender of securities held to maturity	(98,996)	––
Loss on Silverton Financial Services stock	507,366	––
SBA loan income	(83,745)	(273,808)
Mortgage banking income	(4,124,632)	(780,654)
Stock-based compensation expense	44,210	83,707
Net other operating activities	(3,099,545)	(4,619,026)
Net cash used by operating activities	(11,053,453)	(2,060,607)

Investing activities:
Net (increase) decrease in interest-bearing deposits in banks	(84,395)	1,584,909
Proceeds from sale of securities available for sale	––	12,638,188
Proceeds from maturities of securities available for sale	7,746,654	10,612,317
Proceeds from maturities of securities held to maturity	1,120,000	––
Purchases of securities available for sale	––	(13,202,800)
Purchase of restricted equity securities	(691,700)	(544,900)
Net increase in loans	(8,872,688)	(26,678,406)
Net decrease in federal funds sold	107,776	1,181,866
Purchase of premises and equipment	(85,293)	(108,198)
Net cash used by investing activities	(759,646)	(14,517,024)

Financing activities:
Net increase in deposits	5,760,554	7,757,597
Net decrease in securities sold under agreements to repurchase	––	(2,000,000)
Proceeds from other borrowings	7,280,000	13,100,000
Repayment of other borrowings	(1,000,000)	(2,300,000)
Proceeds from exercise of stock options	––	374,639
Purchase of treasury shares to be retired	––	(692,269)
Net cash provided by financing activities	12,040,554	16,239,967

Net increase (decrease) in cash and due from banks	227,455	(337,664)
Cash and due from banks at beginning of period	4,790,625	4,997,928
Cash and due from banks at end of period	$5,018,080	$4,660,264

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$5,964,709	$7,696,054
Cash paid during the year for income taxes	$13,637	$386,809

See accompanying notes to unaudited consolidated financial statements.

COASTAL BANKING COMPANY, INC.

Notes to Consolidated Financial Statements – June 30, 2009 and 2008 (Unaudited) and December 31, 2008

Note 1 – Basis of Presentation

Coastal Banking Company, Inc. (the “Company”) is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for CBC National Bank (the “Bank”). The Bank commenced business on May 10, 2000 as Lowcountry National Bank. The Company acquired First National Bank of Nassau County, which began its operations in 1999, through its merger with First Capital Bank Holding Corporation on October 1, 2005. On October 27, 2006, the Company acquired the Meigs, Georgia office of the Bank through merger of Cairo Banking Co. with and into the Bank. On August 10, 2008, Lowcountry National Bank and First National Bank of Nassau County merged into one charter. Immediately after the merger, the name of the surviving bank was changed to CBC National Bank and the main office relocated to 1891 South 14th Street, Fernandina Beach, Nassau County, Florida. The Bank’s branches continue to do business under the trade names “Lowcountry National Bank,” “First National Bank of Nassau County,” and “The Georgia Bank” in their respective markets. The Bank provides full commercial banking services to customers throughout Beaufort County, South Carolina; Nassau County, Florida; and Thomas County, Georgia and is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank also has loan production offices in Savannah, Georgia and Jacksonville, Florida, as well as a wholesale mortgage banking office in Atlanta, Georgia. The Company is subject to regulation by the Board of Governors of the Federal Reserve System. The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-K. The financial statements as of June 30, 2009 and for the interim periods ended June 30, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2008 annual report to shareholders on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

On June 29, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superceded. The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), and SFAS No.167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which changed the way entities account for securitizations and special-purpose entities.

SFAS 166 is a revision to FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

Both SFAS 166 and SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date. The Company will adopt both SFAS 166 and SFAS 167 on January 1, 2010, as required. Management has not determined the impact adoption may have on our consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the consolidated financial statements taken as a whole.

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

These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. The Company elected not to adopt any of the above positions early. The Company adopted the FSPs effective for the period ending June 30, 2009, and adoption did not result in a material effect on consolidated results of operations. Additional disclosures required by the adoption of these standards are included below.

On April 1, 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting FSP 141(R)-1 will depend on the timing of future acquisitions, as well as the nature and existence of contingencies associated with such acquisitions.

Note 2 – Reclassifications

Certain amounts reported as of December 31, 2008, or the periods ended June 30, 2008, have been reclassified to conform with the presentation for June 30, 2009. These reclassifications had no effect on previously reported net income (loss) or shareholders’ equity.

Note 3 – Supplemental Segment Information

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

All direct costs and revenues generated by each segment are allocated to the segment; however, there is no allocation of indirect corporate overhead costs to the wholesale mortgage banking segment. The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties, that is, at current market prices.

The Company’s reportable segments are strategic business units that offer different products and services to a different customer base. They are managed separately because each segment has different types and levels of credit and interest rate risk.

(In thousands)	Community Banking		Wholesale Mortgage Banking		Consolidated Company
Three months ended June 30,	2009	2008	2009	2008	2009	2008
Interest income	$4,712	$5,706	$745	$528	$5,457	$6,234
Interest expense	2,332	3,296	464	361	2,796	3,657
Net interest income	2,380	2,410	281	167	2,661	2,577
Provision for loan losses	1,434	896	16	––	1,450	896
Net interest income after provision	946	1,514	265	167	1,211	1,681
Non interest income	472	522	1,779	284	2,251	806
Non interest expense	2,796	3,255	1,062	281	3,858	3,536
Net income (loss) before tax expense (benefit)	(1,378)	(1,219)	982	170	(396)	(1,049)
Income tax expense (benefit)	(446)	(532)	295	60	(151)	(472)
Net income (loss) after taxes	$(932)	$(687)	$687	$110	$(245)	$(577)

(In thousands)	Community Banking		Wholesale Mortgage Banking		Consolidated Company
Six months ended June 30,	2009	2008	2009	2008	2009	2008
Interest income	$9,349	$11,930	$1,559	$869	$10,908	$12,799
Interest expense	4,834	6,957	979	622	5,813	7,579
Net interest income	4,515	4,973	580	247	5,095	5,220
Provision for loan losses	4,351	1,019	29	––	4,380	1,019
Net interest income after provision	164	3,954	551	247	715	4,201
Non interest income	393	1,203	4,015	682	4,408	1,885
Non interest expense	5,713	5,962	2,442	575	8,155	6,537
Net income (loss) before tax expense (benefit)	(5,156)	(805)	2,124	354	(3,032)	(451)
Income tax expense (benefit)	(1,486)	(385)	633	124	(853)	(261)
Net income (loss) after taxes	$(3,670)	$(420)	$1,491	$230	$(2,179)	$(190)

Note 4 – Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30.

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Net loss	$(244,632)	$(577,356)	$(2,179,412)	$(189,583)
Preferred stock dividends	(139,806)	––	(279,387)	––
Net loss available to common shareholders	$(384,438)	$(577,356)	$(2,458,799)	$(189,583)

Weighted average common shares	2,568,707	2,540,150	2,568,707	2,552,939
Effect of dilutive securities	––	––	––	––
Diluted average common shares	2,568,707	2,540,150	2,568,707	2,552,939

Losses per common share	$(0.15)	$(0.23)	$(0.96)	$(0.07)
Diluted losses per common share	$(0.15)	$(0.23)	$(0.96)	$(0.07)

Note 5 – Investment Securities

Investment securities are as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$16,170,624	$140,849	$(349,271)	$15,962,202
Mortgage-backed securities	57,016,043	1,298,083	(4,318)	58,309,808
	$73,186,667	$1,438,932	$(353,589)	$74,272,010
Held to maturity
Corporate debt securities	$2,000,000	$35,334	$—	$2,035,334
	$2,000,000	$35,334	$—	$2,035,334

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Government-sponsored enterprises	$500,000	$1,570	$—	$501,570
State and municipal securities	16,956,227	123,448	(506,367)	16,573,308
Mortgage-backed securities	63,493,691	911,117	(41,297)	64,363,511
	$80,949,918	$1,036,135	$(547,664)	$81,438,389
Held to maturity
Corporate debt securities	$3,022,621	$64,829	$(63,740)	$3,023,710
	$3,022,621	$64,829	$(63,740)	$3,023,710

The following table shows gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position, at June 30, 2009.

Investment securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$3,952,263	$(60,913)	$4,625,243	$(288,358)	$8,577,506	$(349,271)
Mortgage-backed securities	935,289	(3,304)	91,625	(1,014)	1,026,914	(4,318)
Total	$4,887,552	$(64,217)	$4,716,868	$(289,372)	$9,604,420	$(353,589)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Twelve (12) individual securities available for sale were in a continuous loss position for twelve months or more. No securities held to maturity were in a loss position at June 30, 2009. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer. The unrealized losses are considered temporary because each security carries an acceptable investment grade and the repayment sources of principal and interest are government backed. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Management has been evaluating a securities swap strategy, the simultaneous sell and purchase of securities, with the objective to reduce the market value risk profile of the securities portfolio, however at this time there is no specific commitment to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its cost basis.

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

The amortized cost and estimated fair value of investment securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$400,499	$402,284
Due from one year to five years	2,327,451	2,386,806
Due from five to ten years	5,765,893	5,829,396
Due after ten years	7,676,781	7,343,716
Mortgage-backed securities	57,016,043	58,309,808
	$73,186,667	$74,272,010
Held to maturity
Due in one year or less	$—	$—
Due from one year to five years	2,000,000	2,035,334
Due from five to ten years	—	—
Due after ten years	—	—
	$2,000,000	$2,035,334

Securities with an amortized cost and fair value of $44,617,000 and $45,215,000, respectively as of June 30, 2009 and $48,053,000 and $48,035,000, respectively as of December 31, 2008 were pledged to secure public deposits, repurchase agreements and Federal Home Loan Bank borrowings. Pledged securities may not be sold without first pledging replacement securities and obtaining consent of the party to whom the securities are pledged.

Gains and losses on sales of securities available for sale consist of the following:

	For the Six Months Ended June 30,
	2009	2008
Gross gains on sales of securities	$—	$207,092
Gross losses on sales of securities	—	(281)
Net realized gains on sales of securities available for sale	$—	$206,811

On April 9, 2009, one security classified as held-to-maturity with an amortized cost basis of $1,021,121 was subject to an early tender offer by the issuer. The Company accepted the early tender offer which generated a gain on early tender of $98,996. The Company had the ability and intent to hold this security until maturity on May 15, 2012; however the terms of the tender offer were isolated, nonrecurring and unusual for the Company, and as such could not have been reasonably anticipated in establishing the original held-to-maturity classification of this security.

Note 6 – Stock-Based Compensation

In connection with the Company’s initial public stock offering, the directors received warrants to purchase 222,705 shares of the Company’s common stock at a price of $8.65 per share of which 184,595 shares are still outstanding. The warrants vested equally over a three-year period beginning December 2, 1999 and expire on the sooner of December 2, 2009 or 120 days after the warrant holder ceases to serve as a member of the Board of Directors. As of June 30, 2009, all of the warrants are exercisable.

The Company adopted a Stock Incentive Plan in 2000 which currently authorizes 385,306 shares of the Company’s common stock for issuance under the Plan. The Plan provides for the total number of shares authorized for issuance under the Plan to be increased upon the issuance of new shares by the Company by an amount equal to the difference between 15% of the total outstanding shares after the issuance of the new shares and the number of shares authorized for issuance prior to the issuance of the new shares. The Plan is administered by the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and Bank. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the Board of Directors, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five-year vesting period. As of June 30, 2009, 179,129 shares were available for grant under this Plan.

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

On August 15, 2008, the Board of Directors of Coastal Banking Company approved a reduction in the exercise price of 42,603 incentive stock options that were previously issued and outstanding. The options had been issued to 14 officers and employees of the Company with an average exercise price of $19.26 per share. The new exercise price was $7.50 per share, the market value of the Company's common stock on the day the lower exercise price was set by the Board action. The ultimate cost to the Company from this exercise price reduction will be impacted by future option forfeitures, but in any case will not exceed $86,875 between August 15, 2008 and the latest vesting date of August 15, 2012.

Note 7 – Fair Value Measurements

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

	Fair Value Measurements at June 30, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Investment securities	$74,272,010	$––	$74,272,010	$––
Loans held for sale	37,951,920	––	36,585,808	1,366,112
Impaired loans	20,995,891	––	––	20,995,891
Foreclosed assets	6,772,530	––	––	6,772,530
Derivative asset positions	458,985	––	458,985	––
Financial liabilities
Derivative liability positions	477,492	––	477,492	––

Note 8 – Fair Value Option for Financial Assets

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

On January 1, 2008, the Company elected to apply Statement 159 to its portfolio of residential mortgage loans held for sale (“MHFS”), and to carry these assets at fair value. These assets carry an interest rate risk that the Company seeks to hedge through the use of forward loan sale commitments. The forward loan sale commitments are carried at fair value, so in order to reflect the economic impact of this hedging activity, the underlying assets should also be carried at fair value.  Fair value is based on independent quoted market prices, where available, or the prices of other mortgage whole loans with similar characteristics. Nearly all of the Company’s MHFS are valued based on these Level 2 inputs. For a minor portion of our MHFS where market pricing data is not available, we use a discounted cash flow model to estimate fair value and, accordingly report these loans based on Level 3 inputs.

Note 9 – Fair Value of Financial Instruments

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

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and interest- bearing deposits in banks	$5,213,223	5,213,223	$4,901,373	4,901,373
Federal funds sold	356,948	356,948	464,724	464,724
Securities available for sale	74,272,010	74,272,010	81,438,389	81,438,389
Securities held to maturity	2,000,000	2,035,334	3,022,621	3,023,710
Restricted equity securities	4,978,250	4,978,250	4,793,916	4,793,916
Loans held for sale	37,951,920	37,951,920	31,404,990	31,404,990
Loans, net	299,143,884	301,308,105	299,585,213	314,512,482
Derivative asset positions	458,985	458,985	793,456	793,456
Accrued interest receivable	1,578,469	1,578,469	1,712,511	1,712,511

Financial liabilities:
Deposits	368,416,799	370,538,059	362,656,245	365,446,726
Other borrowings	57,974,585	62,488,492	51,692,588	57,226,061
Junior subordinated debentures	7,217,000	7,510,420	7,217,000	7,347,077
Derivative liability positions	477,492	477,492	596,879	596,879
Accrued interest payable	446,644	446,644	598,538	598,538

Note 10 – Derivative Financial Instruments

Mortgage banking derivatives used in the ordinary course of business consist of best efforts and mandatory forward sales contracts and interest rate lock loan commitments. Forward sales contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Rate lock commitments represent commitments to fund loans at a specific rate and by a specified expiration date. These derivatives involve underlying items, such as interest rates, and are designed to mitigate risk. Substantially all of these instruments expire within 60 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid.

The Company adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” at the beginning of the first quarter of 2009, and has included here the expanded disclosures required by that statement.

The following tables include the notional amounts and realized gain (loss) for mortgage banking derivatives recognized in mortgage banking income for the period end June 30, 2009 and December 31, 2008:

Derivatives not designated as hedging instruments under SFAS 133	June 30, 2009	December 31, 2008
(in thousands)
Mandatory forward sales contracts
Notional amount	$64,025	$900
Gain (loss) on change in market value of mandatory forward sales contracts	$(70)	$(10)
Derivative asset balance included in other assets	$264	$––
Derivative liability balance included in other liabilities	$334	$10

Best efforts forward sales contracts
Notional amount	$13,603	$100,429
Gain (loss) on change in market value of best efforts forward sales contracts	$92	$679
Derivative asset balance included in other assets	$114	$755
Derivative liability balance included in other liabilities	$22	$76

Rate lock loan commitments
Notional amount	$54,403	$69,526
Gain (loss) on change in market value of rate lock commitments	$(41)	$(473)
Derivative asset balance included in other assets	$82	$38
Derivative liability balance included in other liabilities	$122	$512

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

The Company is exposed to interest rate risk on loans held for sale and rate lock loan commitments. As market interest rates increase or decrease, the fair value of mortgage loans held for sale and rate lock commitments will decline or increase accordingly. To offset this interest rate risk, the Company enters into derivatives such as forward contracts to sell loans. The fair value of these forward sales contracts will change as market interest rates change, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate lock commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including market interest rate volatility, the amount of rate lock commitments that close, the ability to fill the forward contracts before expiration, and the time period required to close and sell loans.

Note 11 – Subsequent Events

Subsequent events have been evaluated through August 12, 2009, which is the date the financial statements were available to be issued.

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

Overview

The following discussion describes our results of operations for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008 and our results for the six months ended June 30, 2009 and 2008. The following discussion also analyzes our financial condition as of June 30, 2009 as compared to December 31, 2008. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

The Bank’s net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin. For the quarter ended June 30, 2009, net interest income totaled $2,661,000 as compared to $2,577,000 for the quarter ended June 30, 2008 for an increase of $84,000. On a consecutive quarter basis, net interest income was up by $227,000, or 9%, from the $2,434,000 earned during the quarter ended March 31, 2009.

Total interest income decreased by $776,000, or 12%, to $5,457,000 for the three months ended June 30, 2009 compared to $6,233,000 for the three months ended June 30, 2008. This decline in interest income was due to the combination of an increase in non-performing loans and the declining interest rate environment which more than offset the positive impact of an increase in the overall level of the Bank’s earning assets. On a consecutive quarter basis, however, total interest income increased by $6,000, or 0.1%, from the $5,451,000 earned during the quarter ended March 31, 2009.

Interest income not recognized on non-accruing loans during the quarter ended June 30, 2009 was $337,000, an increase of $268,000 from the $69,000 of interest income not recognized during the same quarter in 2008. On a consecutive quarter basis, interest income not recognized on non-accruing loans decreased $68,000 from $405,000 during the quarter ended March 31, 2009 due to a lower level of one time reversals of accrued interest at the time the loan is placed on nonaccrual.

The impact of the interest rate environment is seen in the Prime interest rate that declined from an average rate of 5.08% during the three month period ended June 30, 2008 to just 3.25% for the same three month period in 2009. This 183 basis point decline in the average Prime interest rate had an extremely negative impact on the yield earned by the Bank on that portion of the loan portfolio that carries rates based on the Prime interest rate index. At June 30, 2009 and 2008 the Bank held $150,678,000 and $169,685,000, respectively, in loans carrying rates based on the Prime interest rate index.

The negative impact of increased non performing loans and decreased rates was partially offset by the positive impact of growth in average interest earning assets, which increased to an average balance of $447,882,000 during the quarter ended June 30, 2009, up by $32,887,000, or 8%, from the average balance during the quarter ended June 30, 2008. This growth was largely the result of increases in the Bank’s portfolio of residential mortgage loans and mortgage loans available for sale. The net impact of these factors was a decrease of interest and fees on loans by $675,000, or 13%, to $4,522,000 in the three months ended June 30, 2009 from $5,197,000 in the three months ended June 30, 2008. On a consecutive quarter basis, interest and fees on loans increased by $72,000, or 2%, from $4,450,000 earned during the quarter ended March 31, 2009.

Total interest expense declined by $861,000, or 24%, to $2,796,000 for the three months ended June 30, 2009 compared to $3,657,000 for the same period in 2008. On a consecutive quarter basis, total interest expense decreased by $221,000, or 7%, from $3,017,000 expensed during the quarter ended March 31, 2009. This reduction in interest expense reflects the Company’s successful efforts to reduce rates on deposits and increase the use of low cost short terms borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

The net interest margin is a performance metric that reports how successful the Bank’s investment decisions have been relative to its funding choices. It is calculated by dividing the annualized net interest income by the balance of the average earning assets for the period. The net interest margin realized on earning assets declined by 11 basis points to 2.38% for the three months ended June 30, 2009 when compared to the 2.49% net interest margin earned during the same three months in 2008. However, on a consecutive quarter basis, the net interest margin improved by 17 basis points from 2.21% during the quarter ended March 31, 2009.

The net interest rate spread is the difference between the average yield earned by the Bank on loans, investment securities and other earning assets, and the rate paid by the Bank on interest bearing deposits and other borrowings. The net interest rate spread increased by 7 basis points to 2.14% for the three months ended June 30, 2009 compared to the 2.07% net interest rate spread earned during the same three months in 2008. In addition, on a consecutive quarter basis, the net interest rate spread improved by 17 basis points from 1.97% during the quarter ended March 31, 2009.

For the six months ended June 30, 2009, net interest income totaled $5,095,000 as compared to $5,220,000 for the same period in 2008, for a decrease of $125,000, or 2.4%. Total interest income decreased by $1,891,000 or 15%, to $10,908,000 for the six months ended June 30, 2009 compared to $12,799,000 for the six months ended June 30, 2008. Interest and fees on loans decreased by $1,633,000, or 15%, to $8,973,000 in the six months ended June 30, 2009 from $10,606,000 in the six months ended June 30, 2008. Total interest expense decreased by $1,766,000, or 23%, to $5,813,000 for the six months ended June 30, 2009 compared to $7,579,000 for the same period in 2008. The net interest margin realized on earning assets and the interest rate spread were 2.30% and 2.06%, respectively, for the six months ended June 30, 2009. The net interest margin and the interest rate spread were 2.56% and 2.11%, respectively, for the six months ended June 30, 2008.

Interest Rate Sensitivity and Asset Liability Management

Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to manage the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made. Since the assets and liabilities of the Company are primarily monetary in nature (payable in fixed, determinable amounts), the performance of the Company is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Company’s net interest income in general terms during periods of movement in interest rates. In general, if the Company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At June 30, 2009, the Company, as measured by gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is asset sensitive when cumulatively measured at six months and liability sensitive when cumulatively measured at one year. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The Company also forecasts its sensitivity to interest rate changes using modeling software.  For more information on asset-liability management, see the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

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

(in thousands)	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Portfolio loans, gross	$305,669	$305,240	$304,419	$310,869	$307,861	$296,497	$281,291

Loans past due >30 days and still accruing interest	$3,345	$2,782	$9,765	$7,322	$3,417	$3,841	$2,099

Loans on non accrual	$25,925	$24,336	$18,213	$9,639	$5,005	$1,929	$2,018
(as a % of loans, gross)	8.48%	7.97%	5.98%	3.10%	1.63%	0.65%	0.72%

Net loan charge offs (recoveries)	$473	$2,188	$6,195	$279	$(1)	$170	$46
(as a % of loans, gross)	0.15%	0.72%	2.04%	0.09%	0.00%	0.06%	0.02%

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

Loans past due > 30 days and still accruing interest has proven to be a useful leading indicator of directional trends in future loan losses. As the level of this metric rises, expectations are for a comparable increase in loans moving into a non-accrual status and ultimately foreclosure resulting in increased losses. This pattern can be observed in the schedule above where increases in this metric are followed in future quarters with the same directional changes in the level of loans on non-accrual. For this reason management is encouraged with the 66% decline in loans past due > 30 days and still accruing interest from $9,765,000 at December 31, 2008 to $3,345,000 at June 30, 2009. While management does not expect to see a decline in loans on non-accrual of a similar magnitude in the immediate future, we believe this metric may indicate that the weakening trend in loan quality experienced over the six fiscal quarters leading up to the end of 2008 may be reaching a point of stabilization and possible improvement.

Loans on non-accrual is another leading indicator of potential future losses from loans. We typically place loans on non-accrual status when they become 90 days past due. Aside from the interest lost when a loan is placed in non-accrual status, the probability of a loan on non-accrual moving into foreclosure with a potential loss outcome is much increased. As shown in the table above, the level of loans on non-accrual had been relatively stable at approximately $2 million during the last quarter of 2007 and first quarter of 2008. Beginning with the quarter ended June 30, 2008, this metric began to increase significantly, approximately doubling in each of the remaining three fiscal quarters of 2008. At June 30, 2009 the level of loans on non-accrual reached $25,925,000, an increase from $18,213,000 at December 31, 2008. The quarterly rate of increase of loans on non accrual since March 31, 2008 was 159%, 93% and 89% at the end of the second, third and fourth fiscal quarters of 2008, respectively. The rate of increase in the first quarter of 2009 was only 34%, followed by a rate of increase of 7% in the second quarter of 2009, reflecting a slowing in the growth rate of loans on non-accrual. We believe this slowing in the rate of increase is another positive sign that asset quality degradation may be approaching a point of stabilization.

Net Loan Charge offs or recoveries reflect our practice of charging recognized losses to the allowance and adding subsequent recoveries back to the allowance. During the three months ended June 30, 2009 we recorded charge offs net of recoveries of $473,000. Although this amount was a significant increase when compared to the $1,000 net recovery recorded during the quarter ended June 30, 2008, it was a 78% reduction from the $2,188,000 in net charge offs recorded in the previous quarter ended March 31, 2009. As previously stated, prior to the fourth fiscal quarter of 2008 we had very little charge off activity, and therefore, have little historical information upon which to base our current estimates. Accordingly, we are currently assessing the implications of trends in current period charge off activity on potential future losses. While we are further encouraged by such a significant decline in net charge off levels over consecutive quarters, there can be no assurance that charge offs of loans in future periods will not increase or exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. Thus, there is a risk that substantial additional increases in the allowance for loan losses could be required. which would result in a decrease in our net income and possibly our capital.

In addition to considering the metrics described above, we evaluate the collectability of individual loans, the balance of impaired loans, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans and a review of specific problem loans. Based on this process and as shown below, the provision charged to expense was $1,450,000 for the three months ended June 30, 2009, as compared to $896,000 for the three months ended June 30, 2008. On a consecutive quarter basis, this provision level was $1,480,000, or 51%, lower than the $2,930,000 provision charged to expense during the quarter ended March 31, 2009.

(in thousands)	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Provision during quarter ended	$1,450	$2,930	$6,554	$250	$896	$123	$114

Provision added in excess of net charge offs	$977	$742	$359	$(29)	$897	$(47)	$68

Allowance for loan losses	$6,525	$5,575	$4,833	$4,474	$4,503	$3,606	$3,653
(as a % of loans, gross)	2.13%	1.83%	1.59%	1.44%	1.46%	1.22%	1.30%

The difference between the amount of the provision for loan losses and net loan charge offs will result in expansion or shrinkage to the level of the allowance for loan losses. As shown above, during the three months ended June 30, 2009 the current provision for loan losses of $1,450,000 exceeded net charge offs against the allowance of $473,000 by $977,000. The result was an increase to the allowance for loan losses by $977,000 to a level of $6,525,000, or 2.13% of gross loans outstanding at June 30, 2009, as compared to $4,833,000, or 1.59% of gross loans outstanding at December 31, 2008.

From a historical perspective, during the fourth quarter of 2007 and first quarter of 2008, while the level of loans on non-accrual was relatively stable, the allowance for loan losses was maintained in the range of 1.2% to 1.3%. However, with the uptick in loans on non accrual during the quarter ended June 30, 2008, it was determined that an increase to the allowance level was appropriate given the projected increased risk of loss, and the allowance was increased to a range of 1.4% to 1.5% for the second and third fiscal quarters of 2008. The weakening of the loan portfolio performance continued into the final quarter of 2008 and first quarter of 2009 with actual loss levels that exceeded projections from earlier in 2008 resulting in the decision to increase the allowance level further, to the range of 1.6% to 1.8%. The most recent quarter ended June 30, 2009 reflects further analysis and projections of potential loan losses in the Bank’s existing portfolio, and as a result, further increase in the allowance level to in excess of 2.1% of gross loans outstanding.

We believe that the level of the allowance for loan losses at June 30, 2009 will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based upon a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our losses may vary from our estimates, and there is a possibility that future charge offs could exceed this allowance level.

Noninterest Income

Noninterest income for the three months ended June 30, 2009 totaled $2,251,000, as compared to $806,000 for the three months ended June 30, 2008. The largest increase was in mortgage banking income, which increased $1,471,000 to $1,820,000 for the quarter ended June 30, 2009 compared to $349,000 for the same period of 2008. SBA loan income decreased $98,000 to $40,000 for the second quarter of 2009 compared to $138,000 for the second quarter of 2008. Also, during the second quarter of 2009, we recorded a gain of $99,000 on the early tender of one of our investment securities held to maturity.

Noninterest income for the six months ended June 30, 2008 totaled $4,408,000, as compared to $1,885,000 for the six months ended June 30, 2008. The largest increase was in mortgage banking income, which increased $3,344,000 to $4,125,000 for the first half of 2009 compared to $781,000 for the same period of 2008. SBA loan income decreased $190,000 to $84,000 for the first two quarters of 2009 compared to $274,000 for the same period of 2008. During the first quarter of 2009, we recorded a loss on our investment in common stock of Silverton Financial Services of $507,000. During the second quarter of 2009, we recorded a gain of $99,000 on the tender of one of our investment securities held to maturity. In the first quarter of 2008, sales of securities available for sale contributed a non-recurring gain of $207,000.

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2009 was $3,859,000, as compared to $3,536,000 for the same period in 2008. The increase in noninterest expense between the same quarters on a year over year basis was due entirely to the wholesale mortgage banking division. Excluding the impact of the wholesale mortgage banking expenses in both 2009 and 2008, noninterest expense was $2,796,000 and $3,255,000 for the three months ended June 30, 2009 and 2008, respectively, for a decrease of $459,000 or 14% from the same period in 2008. Excluding the wholesale mortgage banking division, the community banking division experienced a decrease in salaries and benefits of $740,000 during the second quarter of 2009 compared to the same period in 2008. This was the impact of a one-time charge of $508,000 to salaries and employee benefits to recognize the retirement benefits due to Mr. Randy Kohn upon his retirement as President of the Company on April 30, 2008. This decrease was partially offset by an increase in FDIC insurance expense of $140,000 during the second quarter 2009 compared to the second quarter 2008, and an increase in other real estate expenses of $85,000 during the same periods.

Total noninterest expense for the six months ended June 30, 2009 was $8,156,000, as compared to $6,536,000 for the same period in 2008, an increase of $1,620,000 or 24.8%. Again, the increase in noninterest expense was due entirely to the wholesale mortgage banking division. Excluding the impact of the wholesale mortgage banking expenses in both 2009 and 2008, noninterest expense was $5,713,000 and $5,962,000 for the six months ended June 30, 2009 and 2008, respectively, for a decrease of $249,000, or 4%, from the same period in 2008. Excluding the wholesale mortgage banking division, the community banking division experienced a decrease in salaries and benefits of $931,000 during the first half of 2009 compared to the same period in 2008. This was due to the one-time charge for Mr. Kohn’s retirement benefits in 2008 as well as changes to the Company’s incentive payment structure during 2009. This was partially offset by increases in FDIC insurance expense of $483,000 and other real estate expenses of $128,000 during the first half of 2009 compared to the first half of 2008.

Wholesale Mortgage Banking Division

The primary source of direct income generated by this division is the gain on sale of mortgage loans which was $1,779,000 for the quarter ended June 30, 2009 compared to $284,000 for the quarter ended June 30, 2008. For the first half of 2009 the gain was $4,015,000 compared to $682,000 for the same period in 2008. Attractive mortgage rates caused a surge in mortgage loan refinancing during the first half of 2009, leading to above average volume at the wholesale mortgage banking division, and thus, above average gains on sales. The direct noninterest expenses incurred by the wholesale division were $1,062,000 for the second quarter of 2009, an increase of $781,000 over the second quarter 2008 expenses of $281,000. The largest contributor to this increase was in salaries and benefits, which were $760,000 for second quarter 2009 compared to $96,000 for second quarter 2008. For the six months ended June 30, 2009 noninterest expenses incurred by the wholesale division were $2,442,000, an increase of $1,867,000 over the $575,000 of noninterest expenses for the first half of 2008. The largest contributor to this increase was in salaries and benefits, which were $1,846,000 for the first half of 2009 compared to $253,000 for the same period in 2008.

Beyond the impact of the noninterest income and expense from this division, the Bank earns interest income at the respective note rates on the balance of loans originated by the division from the time the loan is funded until it is sold to a secondary market investor. The average outstanding daily balance of wholesale residential mortgage loans available for sale was $57,711,000 for the three months ended June 30, 2009 and $24,648,000 for the three months ended June 30, 2008. The interest income earned on these loans available for sale was $696,000 and $358,000 during the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, the average outstanding daily balance of wholesale residential loans available for sale was $54,389,000 in 2009 and $22,432,000 in 2008. The interest income earned on these loans available for sale was $1,329,000 and $643,000 during the six months ended June 30, 2009 and 2008, respectively.

Income Taxes

The income tax benefit was $152,000 for the quarter ended June 30, 2009 compared to income tax benefit of $472,000 for the same period in 2008. Income tax benefit for the six months ended June 30, 2009 was $853,000 compared to an income tax benefit of $261,000 for the same period in 2008. The effective tax rate was 38% for the three months ended June 30, 2009 and 28% for the first half of 2009. The effective tax rate was 45% for the three months ended June 30, 2008 and 58% for the six months ended June 30, 2008. The fluctuation in effective tax rates reflects the impact of permanent book-to-tax differences from tax exempt income on bank owned life insurance and municipal securities, and the non-deductible loss on investment in common stock of Silverton Financial Services, Inc.

Net Loss

The combination of the above factors resulted in net loss of $245,000 for the three months ended June 30, 2009, compared to net loss of $577,000 for the three months ended June 30, 2008. For the six months ended June 30, net loss was $2,179,000 in 2009, compared to net loss of $190,000 in 2008. Basic and diluted loss per share available to common shareholders were ($.15) for the three months ended June 30, 2009, compared to basic and diluted loss per share of ($.23) for the three months ended June 30, 2008. Basic and diluted loss per share available to common shareholders were ($.96) for the six months ended June 30, 2009, compared to basic and diluted loss per share of ($.07) for the six months ended June 30, 2008.

Financial Condition

During the first six months of 2009, total assets increased $11,068,000, or 2.32%, when compared to December 31, 2008. Investment securities available for sale decreased $7,166,000, or 8.80%, as a result of several security calls and maturities. Loans held for sale increased $6,547,000, or 20.85%, during the first two quarters of 2009. Other assets also increased $11,786,000, or 59.41%, specifically loan sales receivable. During the first six months of 2009, total liabilities increased $13,058,000, or 3.07%, when compared to December 31, 2008. Total deposits increased $5,761,000, or 1.59%, when compared to December 31, 2008, while other borrowings increased $6,282,000 or 12.15%. Other liabilities increased $1,015,000, or 31.15%, when compared to December 31, 2008. The increase in other liabilities was due to the Bank increasing the accruals for FDIC insurance assessments and wholesale mortgage incentives and commissions.

Investment Securities

Investment securities available for sale decreased to $74,272,000 at June 30, 2009 from $81,438,000 at December 31, 2008. The decrease in investment securities was due to calls and maturities during the first and second quarters of 2009.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $7,726,000 at June 30, 2009. The decrease of $123,000 from the December 31, 2008 amount of $7,849,000 was due to regular depreciation of assets.

Loans

Gross loans totaled $305,669,000 at June 30, 2009, an increase of $1,250,000, or 0.41%, since December 31, 2008. We continue to work to reduce our exposure to higher risk loans as evidenced by the $7,016,000, or 7.96%, decline in the balance of real estate commercial construction loans during the six months ended June 30, 2009. This decline was offset by growth in real estate mortgage, residential loans, which increased $4,477,000, or 4.32%, to $108,065,000 at June 30, 2009 and growth in real estate mortgage, commercial loans, which increased $4,435,000, or 5.45%, to $85,795,000 at June 30, 2009. Balances within the major loans receivable categories as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
Commercial and financial	$12,466,000	4%	$10,294,000	3%
Agricultural	319,000	––%	326,000	––%
Real estate – construction, commercial	81,135,000	27%	88,151,000	29%
Real estate – construction, residential	14,243,000	5%	15,166,000	5%
Real estate – mortgage, farmland	198,000	––%	199,000	––%
Real estate – mortgage, commercial	85,795,000	28%	81,360,000	27%
Real estate – mortgage, residential	108,065,000	35%	103,588,000	34%
Consumer installment loans	3,195,000	1%	5,223,000	2%
Other	253,000	––%	112,000	––%
Gross loans	$305,669,000		$304,419,000

Risk Elements in the Loan Portfolio

As addressed above in comments related to the provision and allowance for loan losses, loans on nonaccrual status increased by $1,589,000, or 6.5%, from $24,336,000 at March 31, 2009 to $25,925,000 at June 30, 2009. Although we experienced an increase in loans on nonaccrual status and other real estate, this quarter we experienced the smallest percentage increase over the previous five consecutive quarters. We believe this reduction in the rate of increase may be a positive sign that asset quality degradation may be approaching a point of stabilization. The following is a summary of risk elements in the loan portfolio:

	June 30, 2009	December 31, 2008
Loans: Nonaccrual loans	$25,925,000	$18,213,000

Accruing loans more than 90 days past due	$––	$801,000

Other real estate	$6,773,000	$5,751,000

Other loans identified by internal review mechanism as impaired	$2,205,000	$1,522,000

During the six months ended June 30, 2009 the allowance for loan losses was increased by $1,962,000, or 35%, to $6,525,000. Activity in the Allowance for Loan Losses is as follows:

	June 30,
	2009	2008
Balance, January 1,	$4,833,000	$3,653,000
Provision for loan losses for the period	4,380,000	1,019,000
Net loans charged off for the period	(2,688,000)	(169,000)

Balance, end of period	$6,525,000	$4,503,000

Gross loans outstanding, end of period	$305,669,000	$307,861,000

Allowance for loan losses to gross loans outstanding	2.13%	1.46%

Deposits

At June 30, 2009, total deposits increased by $5,761,000, or 1.59%, from December 31, 2008. Noninterest-bearing demand deposits increased $1,301,000, or 6.98%, and interest-bearing deposits increased $4,460,000, or 1.30%. The Company has continued its use of a modest level of brokered deposits, which carry substantially lower interest rates than comparable term core retail deposits. These deposits are issued in individual’s names and in the names of trustees with balances participated out to others. Also, in June 2009 we placed $13,539,000 of core deposits in the CDARS reciprocal transactions program. The CDARS program allows depositors to obtain FDIC insurance for deposits up to $50 million by selling the excess portions to other financial institutions that meet certain criteria.

Balances within the major deposit categories as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$19,940,000	$––	$––	$19,940,000
Interest-bearing demand deposits	107,102,000	––	––	107,102,000
Savings deposits	3,279,000	––	––	3,279,000
Certificates of deposit $100,000 and over	110,129,000	12,818,000	––	122,947,000
Other time deposits	81,897,000	721,000	32,531,000	115,149,000
	$322,347,000	$13,539,000	$32,531,000	$368,417,000

	December 31, 2008
	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$18,639,000	$––	$––	$18,639,000
Interest-bearing demand deposits	95,687,000	––	––	95,687,000
Savings deposits	3,028,000	––	––	3,028,000
Certificates of deposit $100,000 and over	130,837,000	—	—	130,837,000
Other time deposits	85,454,000	—	29,011,000	114,465,000
	$333,645,000	$—	$29,011,000	$362,656,000

Other Borrowings

At June 30, 2009, the Company had one advance outstanding from the Federal Reserve Bank of Atlanta (“FRB”) in the amount of $15,000,000, with an interest rate of 0.25%, maturing on September 10, 2009 obtained under the Federal Reserve Bank’s Term Auction Facility. At June 30, 2009, the Company has pledged $71,153,000 of its portfolio loans to FRB and can borrow up to $46,249,000 on such collateral at either the Term Auction Facility or the Discount Window.

At June 30, 2009, the Company had advances outstanding from the Federal Home Loan Bank of Atlanta (“FHLB”) in the amount of $42,974,585, a decrease of $8,718,000 from the level of advances outstanding at December 31, 2008. The weighted average cost of FHLB advances increased by 34 basis points to 3.03% during the six months ended June 30, 2009. However, when combined with the FRB advance listed above, the weighted average cost of all other borrowings is 2.31%, which is a decrease of 38 basis points from the December 31, 2008 weighted average cost. At June 30, 2009, the Company has pledged $124,856,000 of its portfolio loans to FHLB and can borrow up to $85,165,000 on such collateral. FHLB advances outstanding and related terms at June 30, 2009 and December 31, 2008 are shown in the following tables:

	FHLB Advances Outstanding June 30, 2009
Type Advance	Balance	Interest Rate	Maturity Date	Convertible Date
Fixed rate	$2,500,000	2.69%	April 8, 2010
Fixed rate	2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 8, 2012
Fixed rate	10,000,000	4.25%	May 21, 2014
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	September 8, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	September 8, 2009
Variable rate	12,000,000	0.43%
Less purchase accounting adjustments	(25,415)
Total	$42,974,585	3.03%

	FHLB Advances Outstanding December 31, 2008
Type Advance	Balance	Interest Rate	Maturity Date	Convertible Date
Fixed rate	$1,000,000	5.02%	February 17, 2009
Fixed rate	2,500,000	2.69%	April 8, 2010
Fixed rate	2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 8, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	March 9, 2009
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 9, 2009
Variable rate	19,720,000	0.46%
Less purchase accounting adjustments	(27,412)
Total	$51,692,588	2.69%

Junior Subordinated Debentures

In May 2004, Coastal Banking Company Statutory Trust I issued $3 million of trust preferred securities with a maturity of July 23, 2034. In accordance with FASB Interpretation Number (“FIN”) 46(R), the Trust has not been consolidated in the Company’s financial statements. The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $3,093,000 of the Company’s junior subordinated debentures, which pay interest at a floating rate equal to 3 month LIBOR plus 275 basis points. The Company used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to the Bank. The debentures represent the sole asset of the Trust.

In June 2006, Coastal Banking Company Statutory Trust II issued $4 million of trust preferred securities with a maturity of September 30, 2036. In accordance with FASB Interpretation Number (“FIN”) 46(R), the Trust has not been consolidated in the Company’s financial statements. The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $4,124,000 of the Company’s junior subordinated debentures, which pay interest at a fixed rate of 7.18% until September 30, 2011 and a variable rate thereafter equal to 3 month LIBOR plus 160 basis points. The Company used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to the Bank. The debentures represent the sole asset of the Trust.

For more information, see our annual report on form 10-K for the year ended December 31, 2008.

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

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and with advances from approved borrowing facilities with correspondent banks and the Federal Home Loan Bank of Atlanta. At June 30, 2009 the Bank had $150,900,000 available under its existing borrowing facilities, a significant increase from the $88,167,000 available at December 31, 2008, and in excess of projected liquidity needs. One key metric of our liquidity position is the loan-to-total deposit ratio, which was 83% at June 30, 2009 and 84% at December 31, 2008.

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

Loans on one-to-four family residential mortgages originated by us are sold to various other financial institutions with representations and warranties that are usual and customary for the industry. These representations and warranties give the purchaser of the loan the right to require that we repurchase a loan if the borrower fails to make any one of the first four loan payments within 30 days of the due date, which is termed an Early Payment Default (“EPD”). Our maximum exposure to credit loss in the event of an EPD claim would be the unpaid principal balance of the loan to be repurchased along with any premium paid by the investor when the loan was sold and other minor collection cost reimbursements. The Bank has received notification from purchasers of three EPD claims in 2008 and one EPD claim in 2009, but has not yet received a loan repurchase demand. Beyond the initial payment to the purchasers of $23,200 upon receipt of the claims, the maximum remaining exposure under these claims would be the difference between the total loan amounts of $881,000 and the liquidated value of the underlying collateral consisting of four single family residences. Original loan to value ratios ranged from 75% to 97% and loans with a loan to value ratio over 80% have a mortgage insurance policy in place. If repurchase was required, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.

In addition to EPD claims, the representations and warranties in our loan sale agreements also provide that we will indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. In connection with the start up of the wholesale lending division, the Bank has established a reserve for costs related to potential indemnification costs and EPD claims. The balance in this indemnification reserve was $500,000 at June 30, 2009 and there have been no claims or charges against this reserve since it was established in September 2007. Accordingly, management does not anticipate any material exposure in connection with loan sale indemnification or EPD claims.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2009:

Commitments to extend credit	$27,501,000
Loans sold with representations and warranties	$353,485,000
Standby letters of credit	$44,000

Contractual Obligations

Summarized below are our contractual obligations as of June 30, 2009.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Other borrowings	$57,974,585	$29,500,000	$10,000,000	$11,500,000	$6,974,585
Operating Lease Obligations	877,535	259,333	524,718	93,484	––
Junior Subordinated Debentures	7,217,000	––	––	––	7,217,000
	$66,069,120	$29,759,333	$10,524,718	$11,593,484	$14,191,585

Capital Resources

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, plus a limited amount of trust preferred securities and minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6%, and a Tier 1 leverage ratio of at least 5%.

At June 30, 2009, total shareholders’ equity was $50.0 million at the holding company and $52.2 million at CBC National Bank. At June 30, 2009, total risk-based capital ratio was 15.55% consolidated and 14.07% at CBC National Bank. Tier 1 risk-based capital ratio was 14.30% consolidated and 12.81% at CBC National Bank. Tier 1 leverage ratio was 9.73% consolidated and 8.71% at CBC National Bank. The Bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

On December 5, 2008, Coastal issued and sold 9,950 preferred shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, along with a Warrant to purchase common stock to the U.S. Treasury as part of the Capital Purchase Program (“CPP”). The U.S. Treasury’s investment in Coastal is part of the government’s program to provide capital to healthy financial institutions that are the core of the nation’s economy in order to increase the flow of credit to consumers and businesses and provide additional assistance to distressed homeowners facing foreclosure. The Preferred Shares have an annual 5% cumulative preferred dividend rate for five years and 9% thereafter with dividends payable quarterly.

The Board declared and Coastal paid the first two quarterly dividend payments to the US Treasury in the amount of $97,736 on February 15, 2009 and $124,375 on May 15, 2009. Generally, the Preferred Shares are non-voting. However, should Coastal fail to pay six quarterly dividends, the holder may elect two directors to Coastal’s Board of Directors until such dividends are paid. In connection with the issuance of the Preferred Shares, a Warrant to purchase 205,579 common shares was issued with an exercise price of $7.26 per share. The Warrant is immediately exercisable and expires in ten years. The Warrant is subject to a proportionate anti-dilution adjustment in the event of stock dividends or splits, among other things. At June 30, 2009 the Preferred Shares and Warrant qualify as Tier 1 capital and are presented in permanent equity on the Consolidated Statement of Condition in the amounts of $9,484,208 and $501,475, respectively.

Proceeds from the sale of the Preferred Shares were used for general corporate purposes, primarily to support an increase in lending activity through the Bank’s wholesale residential mortgage lending division. As of June 30, 2009, a total of $6,600,000 of the proceeds from the sale of the Preferred Shares has been used as a capital contribution to our subsidiary CBC National Bank. With this added level of capital, CBC National Bank was able to expand its lending capacity in the wholesale mortgage banking division. During the first two quarters of 2009 that division funded over $490 million of new residential mortgage loans. When compared to the $243 million of mortgage loans funded by this division during the six months ended June 30, 2008, this represents an increase of $247 million or 102%.

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

At March 31, 2009 the Bank held stock with an original purchase price of $507,366 in Silverton Financial Services, Inc., the bank holding company of Silverton Bank, National Association. Silverton Bank was the primary provider of correspondent banking services to the Bank. On Friday, May 1, 2009, Silverton Bank was closed by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) was named Receiver. We do not expect to recover our original investment in the stock, and therefore have charged off the entire balance as of March 31, 2009. The impact of this capital loss on the earnings of the Company was a loss of $0.20 per basic and diluted common share, which was recognized during the first quarter 2009 10-Q filing.

On April 30, 2009 the Bank filed its March 31, 2009 Report of Condition and Income (Call Report) with the Federal Deposit Insurance Corporation. The closure of Silverton Bank had not occurred as of the Call Report filing date, and so the Bank's March 31, 2009 Call Report does not reflect the impact of charging off the balance of the Silverton common stock. Upon consultation with the FDIC, it was determined that amending the Bank's March 31, 2009 Call Report for the impact of this subsequent event was not appropriate. Rather, the loss of $507,366 was reported in the Bank’s June 30, 2009 Call Report as a second quarter transaction. As a result, certain references to the Bank’s quarterly financial performance in this 10-Q may not agree to those reported in the Bank’s June 30, 2009 Call Report.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors

There have been no material changes from the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. You should carefully consider the risk factor discussed below and those discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We expect to enter into a formal enforcement action with regulatory authorities, and we expect such action to place additional monitoring and reporting requirements on our operations.

Under applicable laws, the OCC, as our the Bank’s primary federal regulator, has the ability to impose substantial sanctions, restrictions and requirements on us if they determine, upon examination or otherwise, violations of laws with which we must comply, or weaknesses or failures with respect to general standards of safety and soundness. Applicable law prohibits disclosure of specific examination findings by the institution although formal enforcement actions are routinely disclosed by the regulatory authorities. We expect the issuance of a formal enforcement action primarily due to the high level of nonperforming assets of the Bank and the resulting impact on the Company's financial condition. These actions generally require certain corrective steps, impose limits on activities (such as lending, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require heightened capital ratios to be maintained. In many cases, policies must be revised by the institution and submitted to the regulatory authority for approval within time frames prescribed by the regulatory authorities. Failure to adhere to the requirements of the actions, once issued, can result in more severe penalties. Generally, these enforcement actions can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 27, 2009, the following Class I directors were reelected as directors to serve an additional three-year term ending in 2012:

	Votes For	Votes Against	Votes Withheld
Christina H. Bryan	1,970,541	––	16,614
James W. Holden	1,983,520	––	3,635
James C. Key	1,983,290	––	3,865
Michael G. Sanchez	1,983,289	––	3,866

The following Class III director was elected to serve a remaining two-year term ending in 2011:

	Votes For	Votes Against	Votes Withheld
Mark B. Heles	1,970,541	––	16,614

The following directors did not stand for reelection as their term of office continued: Suellen Rodeffer Garner, Dennis O. Green, Ladson F. Howell, Robert B. Pinkerton, Edward Wilson, and Marshall E. Wood.

Shareholders also approved a resolution as follows:

“Resolved, that the shareholders of Coastal Banking Company (the “Company”) approve the compensation of the Company’s executive officers named in the Summary Compensation Table of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, including the Executive Compensation tables and related disclosure in the Proxy Statement.”

Votes For	Votes Against	Votes Withheld
1,744,258	94,575	148,322

Item 5.

Other Information

None.

Item 6.

Exhibits

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

COASTAL BANKING COMPANY, INC.

Date: August 12, 2009	By:	/s/ MICHAEL G. SANCHEZ
Michael G. Sanchez
Chief Executive Officer

Date: August 12, 2009	By:	/s/ PAUL R. GARRIGUES
Paul R. Garrigues
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.