Form 10-Q
period 2009-09-30
COASTAL BANKING CO INC
filed 2009-11-13
CIK 1093897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————

FORM 10-Q

————————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2009
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File No. 000-28333

————————

COASTAL BANKING COMPANY, INC.

(Exact name of registrant as specified in its charter)

————————

South Carolina	58-2455445
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

36 Sea Island Parkway

Beaufort, SC 29907

(Address of principal executive offices, including zip code)

(843) 522-1228

(Registrant's telephone number, including area code)

————————

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

Yes ☐   No ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,568,707 shares of common stock, $.01 par value, were issued and outstanding on November 12, 2009.

COASTAL BANKING COMPANY, INC.

INDEX

PART I. FINANCIAL INFORMATION
Page No.

Item 1.      Financial Statements

3

Consolidated Balance Sheets – September 30, 2009 and December 31, 2008

3

Consolidated Statements of Operations – Three Months and Nine Months Ended
September 30, 2009 and 2008

4

Consolidated Statements of Comprehensive Loss - Nine Months Ended
September 30, 2009 and 2008

5

Consolidated Statements of Cash Flows Nine Months Ended September 30, 2009 and 2008

6

Notes to Consolidated Financial Statements

7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

20

Item 3.      Quantitative and Qualitative Disclosure About Market Risk

35

Item 4T.      Controls and Procedures

35

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

36

Item 1A.   Risk Factors

36

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

36

Item 3.      Defaults Upon Senior Securities

36

Item 4.      Submission of Matters to a Vote of Security Holders

36

Item 5.      Other Information

36

Item 6.      Exhibits

36

PART 1. FINANCIAL INFORMATION

Item 1.

Financial Statements

Coastal Banking Company

Consolidated Balance Sheets

September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets

Cash and due from banks	$3,528,475	$4,790,625
Interest-bearing deposits in banks	7,658,160	110,748
Federal funds sold	6,957,531	464,724
Securities available for sale, at fair value	63,479,091	81,438,389
Securities held to maturity, at cost	2,000,000	3,022,621
Restricted equity securities, at cost	4,978,250	4,793,916
Loans held for sale, at fair value	29,884,368	31,404,990

Loans, net of unearned income	299,269,581	304,418,704
Less allowance for loan losses	6,305,538	4,833,491
Loans, net	292,964,043	299,585,213

Premises and equipment, net	7,685,567	7,849,316
Cash surrender value of life insurance	7,321,399	7,107,522
Intangible assets	157,321	260,641
Goodwill	10,411,914	10,411,914
Other real estate owned	11,541,570	5,750,973
Other assets	34,201,164	19,838,157

	$482,768,853	$476,829,749

Liabilities and Shareholders’ Equity
Deposits:
Non interest-bearing	$19,340,695	$18,639,212
Interest-bearing	370,829,703	344,017,033
Total deposits	390,170,398	362,656,245
Other borrowings	30,980,838	51,692,588
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	4,276,527	3,259,236

Total liabilities	432,644,763	424,825,069

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; 9,950 shares issued and outstanding in 2009 and 2008	9,499,867	9,453,569
Common stock, $.01 par value; 10,000,000 shares authorized; 2,568,707 shares issued and outstanding in 2009 and 2008	25,687	25,687
Additional paid-in capital	41,100,578	41,037,403
Retained earnings (deficit)	(1,858,453)	1,165,630
Accumulated other comprehensive income	1,356,411	322,391

Total shareholders’ equity	50,124,090	52,004,680

	$482,768,853	$476,829,749

See accompanying notes to consolidated financial statements.

Coastal Banking Company

Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$4,637,700	5,105,748	13,610,214	15,711,910
Interest on taxable securities	735,690	783,950	2,355,759	2,534,546
Interest on nontaxable securities	141,101	163,355	456,047	489,113
Interest on deposits in other banks	1,889	2,087	2,076	21,754
Interest on federal funds sold	1,725	16,704	2,246	112,997
Total interest income	5,518,105	6,071,844	16,426,342	18,870,320

Interest expense:
Interest on deposits	2,153,622	2,970,610	7,061,606	9,662,765
Interest on junior subordinated debentures	103,408	119,795	316,967	367,824
Interest on other borrowings	330,056	355,567	1,021,328	994,351
Total interest expense	2,587,086	3,445,972	8,399,901	11,024,940

Net interest income	2,931,019	2,625,872	8,026,441	7,845,380
Provision for loan losses	1,266,000	250,000	5,646,000	1,268,751
Net interest income after provision for loan losses	1,665,019	2,375,872	2,380,441	6,576,629

Non-interest income:
Service charges on deposit accounts	135,314	190,834	424,055	545,444
Other service charges, commissions and fees	72,600	59,710	226,727	181,826
Income from investment in life insurance contracts	66,928	71,978	215,999	214,103
Mortgage banking income	1,356,074	314,234	5,480,706	1,094,888
SBA loan income	51,018	177,064	134,763	450,872
Gain on sale of securities available for sale	1,065	11,694	1,065	218,505
Gain on tender of securities held to maturity	––	––	98,996	––
Loss on Silverton Financial Services stock	––	––	(507,366)	––
Other income	18,910	3,301	34,685	7,859
Total other income	1,701,909	828,815	6,109,630	2,713,497

Non-interest expense:
Salaries and employee benefits	1,984,986	1,595,632	6,285,584	5,234,791
Occupancy and equipment expense	316,233	302,864	897,516	884,689
Advertising fees	39,048	61,049	92,876	199,415
Amortization of intangible assets	34,440	54,757	103,320	164,131
Audit fees	127,644	61,688	287,815	181,537
Data processing fees	225,457	201,291	690,562	644,215
Director fees	38,550	54,290	123,850	196,324
FDIC insurance premiums	249,822	67,222	835,904	170,189
Legal and other professional fees	205,725	95,564	560,050	470,606
Mortgage loan expense	34,347	80,793	329,350	233,781
OCC examination fees	31,400	51,069	93,092	113,354
Other real estate expense	397,247	31,765	603,806	110,394
Other operating expense	403,980	265,882	1,341,109	856,462
Total other expenses	4,088,879	2,923,866	12,244,834	9,459,888

Income (loss) before income taxes	(721,951)	280,821	(3,754,763)	(169,762)
Income tax expense (benefit)	(296,700)	30,000	(1,150,100)	(231,000)
Net income (loss)	$(425,251)	250,821	(2,604,663)	61,238

Preferred stock dividends	140,033	––	419,420	––
Net income (loss) available to common shareholders	$(565,284)	250,821	(3,024,083)	61,238
Basic and diluted earnings (loss) per common share	$(.22)	.10	(1.18)	.02

See accompanying notes to consolidated financial statements.

Coastal Banking Company

Consolidated Statements of Comprehensive Loss

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008
Net income (loss)	$(2,604,663)	$61,238
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) arising during period net of tax (benefit) of $533,039 and ($125,470)	1,034,723	(243,558)
Reclassification adjustment for gains included in net income net of tax of $362 and $74,292	(703)	(144,213)
Total other comprehensive income (loss)	1,034,020	(387,771)

Comprehensive loss	$(1,570,643)	$(326,533)

See accompanying notes to consolidated financial statements.

Coastal Banking Company

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008
Operating activities:
Net income (loss)	$(2,604,663)	$61,238
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Provision for loan losses	5,646,000	1,268,751
Depreciation, amortization and accretion	342,840	348,674
Amortization of intangible assets	103,320	164,131
Originations of mortgage loans held for sale	(722,154,657)	(386,128,599)
Proceeds from sales of mortgage loans held for sale	723,675,279	386,254,639
Increase in cash value of life insurance	(215,999)	(214,103)
Gain on sale of securities available for sale	(1,065)	(218,505)
Gain on tender of securities held to maturity	(98,996)	––
Loss on Silverton Financial Services stock	507,366	––
SBA loan income	(134,763)	(450,872)
Mortgage banking income	(5,480,706)	(1,094,888)
Stock-based compensation expense	63,175	129,082
Net other operating activities	(3,134,035)	(5,127,204)
Net cash used by operating activities	(3,486,904)	(5,007,656)

Investing activities:
Net (increase) decrease in interest-bearing deposits in banks	(7,547,412)	1,965,324
Proceeds from sale of securities available for sale	9,906,198	22,742,519
Proceeds from maturities of securities available for sale	11,703,293	14,516,343
Proceeds from maturities of securities held to maturity	1,120,000	––
Purchases of securities available for sale	(2,107,227)	(19,205,499)
Purchases of securities held to maturity	––	(2,000,000)
Purchase of restricted equity securities	(691,700)	(317,600)
Net increase in loans	(10,315,316)	(27,979,493)
Net (increase) decrease in federal funds sold	(6,492,807)	4,417,777
Purchase of premises and equipment	(144,428)	(120,590)
Net cash used by investing activities	(4,569,399)	(5,981,219)

Financing activities:
Net increase in deposits	27,514,153	4,585,434
Net decrease in securities sold under agreements to repurchase	––	(2,000,000)
Proceeds from other borrowings	––	13,100,000
Repayment of other borrowings	(20,720,000)	(5,800,000)
Proceeds from exercise of stock options	––	374,639
Purchase of treasury shares to be retired	––	(692,269)
Net cash provided by financing activities	6,794,153	9,567,804

Net decrease in cash and due from banks	(1,262,150)	(1,421,071)
Cash and due from banks at beginning of period	4,790,625	4,997,928
Cash and due from banks at end of period	$3,528,475	$3,576,857

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$8,562,267	$11,137,190
Cash paid during the year for income taxes	$13,637	$391,809

Noncash Transactions:
Principal balances of loans transferred to other real estate owned	$11,290,486	$2,046,415

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED) AND DECEMBER 31, 2008

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-K. The financial statements as of September 30, 2009 and for the interim periods ended September 30, 2009 and 2008 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2008 annual report to shareholders on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

Adoption of New Accounting Pronouncements:

Accounting for Business Combinations: The Company adopted new guidance impacting Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations (SFAS 141(R), “Business Combinations”), on January 1, 2009. This guidance was issued with the objective to improve the comparability of information that a company provides in its financial statements related to a business combination. This new guidance establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance does not apply to combinations between entities under common control. The Company’s adoption of the new guidance had no impact on the Company’s financial statements and applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

COASTAL BANKING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED) AND DECEMBER 31, 2008

Noncontrolling Interests in Consolidated Financial Statements: The Company adopted new guidance impacting FASB ASC 810-10, Consolidation (SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”), on January 1, 2009. A noncontrolling interest, also known as a “minority interest,” is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This guidance was issued with the objective to improve upon the consistency of financial information that a company provides in its consolidated financial statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company’s adoption of the new guidance did not have a material impact on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities: The Company adopted new guidance impacting FASB ASC 815-10, Derivatives and Hedging (SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”), on January 1, 2009. This guidance requires enhanced disclosures about an entity’s derivative and hedging activities and therefore should improve the transparency of financial reporting, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of the new guidance did not have a material impact on our consolidated financial statements.

Subsequent Events: The Company adopted FASB ASC 855, Subsequent Events (SFAS No. 165 “Subsequent Events”), on June 30, 2009. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company’s adoption of this guidance did not have a material impact on our consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company’s adoption of the new guidance did not have a material impact on our consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments: The Company adopted new guidance impacting FASB ASC 825-10-50, Financial Instruments (FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), effective June 30, 2009. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company’s adoption of the new guidance did not have a material impact on our consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments: In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). This guidance amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company’s adoption of the new guidance did not have a material impact on our consolidated financial statements.

COASTAL BANKING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED) AND DECEMBER 31, 2008

Recently Issued but not yet Effective Accounting Pronouncements:

Accounting for Transfers of Financial Assets: In June 2009, FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying FASB ASC 810-10, Consolidation (FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities) to qualifying special purpose entities. The objective of this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The new guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (for the Company this will be as of January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company’s adoption of the new guidance is not expected to have a material impact on our consolidated financial statements.

Amendments to FASB Interpretation No. 46(R): In June 2009, FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” The objective of this new guidance is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (for the Company this will be as of January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is still evaluating the impact of this accounting standard.

NOTE 2 – RECLASSIFICATIONS

Certain amounts reported as of December 31, 2008, or the periods ended September 30, 2008, have been reclassified to conform with the presentation for September 30, 2009. These reclassifications had no effect on previously reported net income (loss) or shareholders’ equity.

NOTE 3 – SUPPLEMENTAL SEGMENT INFORMATION

The Bank has two reportable segments: community banking and wholesale mortgage banking operations. The community banking segment provides traditional banking services offered through the Bank’s branch locations, including a modest level of retail residential mortgage banking origination activity at the Ladys Island, South Carolina branch location. The wholesale mortgage banking segment originates residential mortgage loans submitted through a network of independent mortgage brokers and then sells these loans to various investors on the secondary market. All wholesale mortgage banking activity is conducted in the Bank’s single wholesale mortgage banking office in Atlanta, Georgia.

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

COASTAL BANKING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED) AND DECEMBER 31, 2008

(In thousands)	Community Banking		Wholesale Mortgage Banking		Consolidated Company
Three months ended September 30,	2009	2008	2009	2008	2009	2008
Interest income	$4,612	$5,404	$906	$668	$5,518	$6,072
Interest expense	2,116	3,055	471	391	2,587	3,446
Net interest income	2,496	2,349	435	277	2,931	2,626
Provision for loan losses	1,235	250	31	––	1,266	250
Net interest income after provision	1,261	2,099	404	277	1,665	2,376
Non interest income	352	545	1,350	284	1,702	829
Non interest expense	3,235	2,601	854	323	4,089	2,924
Net income (loss) before tax expense (benefit)	(1,622)	43	900	238	(722)	281
Income tax expense (benefit)	(555)	(18)	258	48	(297)	30
Net income (loss) after taxes	$(1,067)	$61	$642	$190	$(425)	$251

(In thousands)	Community Banking		Wholesale Mortgage Banking		Consolidated Company
Nine months ended September 30,	2009	2008	2009	2008	2009	2008
Interest income	$13,961	$17,333	$2,465	$1,537	$16,426	$18,870
Interest expense	6,950	10,012	1,450	1,013	8,400	11,025
Net interest income	7,011	7,321	1,015	524	8,026	7,845
Provision for loan losses	5,586	1,269	60	––	5,646	1,269
Net interest income after provision	1,425	6,052	955	524	2,380	6,576

Non interest income	745	1,747	5,365	966	6,110	2,713
Non interest expense	8,949	8,561	3,296	898	12,245	9,459
Net income (loss) before tax expense (benefit)	(6,779)	(762)	3,024	592	(3,755)	(170)
Income tax expense (benefit)	2,041	(403)	891	172	(1,150)	(231)
Net income (loss) after taxes	$(4,738)	$(359)	$2,133	$420	$(2,605)	$61

NOTE 4 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(425,251)	$250,821	$(2,604,663)	$61,238
Preferred stock dividends	(140,033)	––	(419,420)	––
Net income (loss) available to common shareholders	$(565,284)	$250,821	$(3,024,083)	$61,238

Weighted average common shares	2,568,707	2,568,707	2,568,707	2,558,234
Effect of dilutive securities	––	104	––	66,418
Diluted average common shares	2,568,707	2,568,811	2,568,707	2,624,652

Income (losses) per common share	$(0.22)	$0.10	$(1.18)	$0.02
Diluted income (losses) per common share	$(0.22)	$0.10	$(1.18)	$0.02

COASTAL BANKING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED) AND DECEMBER 31, 2008

NOTE 5 – INVESTMENT SECURITIES

Investment securities are as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$10,328,840	$325,193	$—	$10,654,033
Mortgage-backed securities	51,095,083	1,730,216	(241)	52,825,058
	$61,423,923	$2,055,409	$(241)	$63,479,091
Held to maturity
Corporate debt securities	$2,000,000	$44,841	$—	$2,044,841
	$2,000,000	$44,841	$—	$2,044,841

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Government-sponsored enterprises	$500,000	$1,570	$—	$501,570
State and municipal securities	16,956,227	123,448	(506,367)	16,573,308
Mortgage-backed securities	63,493,691	911,117	(41,297)	64,363,511
	$80,949,918	$1,036,135	$(547,664)	$81,438,389
Held to maturity
Corporate debt securities	$3,022,621	$64,829	$(63,740)	$3,023,710
	$3,022,621	$64,829	$(63,740)	$3,023,710

The following table shows gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position, at September 30, 2009.

Investment securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$89,924	$(241)	$—	$—	$89,924	$(241)
Total	$89,924	$(241)	$—	$—	$89,924	$(241)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. One (1) individual security available for sale was in a loss position at September 30, 2009. No securities were in a continuous loss position for twelve months or more at September 30, 2009. No securities held to maturity were in a loss position at September 30, 2009. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer. The unrealized loss is considered temporary because the security carries an acceptable investment grade and the repayment sources of principal and interest are government backed. The Company has the ability and intent to hold this security until such time as the value recovers or the security matures.

COASTAL BANKING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED) AND DECEMBER 31, 2008

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. One (1) individual security available for sale was in a continuous loss position for twelve months or more at December 31, 2008. No securities held to maturity were in a continuous loss position for twelve months or more at December 31, 2008.

The amortized cost and estimated fair value of investment securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$286,765	$293,122
Due from one year to five years	2,039,935	2,123,158
Due from five to ten years	5,113,403	5,310,858
Due after ten years	2,888,737	2,926,895
Mortgage-backed securities	51,095,083	52,825,058
	$61,423,923	$63,479,091
Held to maturity
Due from one year to five years	$2,000,000	$2,044,841
	$2,000,000	$2,044,841

Securities with an amortized cost and fair value of $43,369,000 and $44,897,000, respectively as of September 30, 2009 and $48,053,000 and $48,035,000, respectively as of December 31, 2008 were pledged to secure public deposits, repurchase agreements and Federal Home Loan Bank borrowings. Pledged securities may not be sold without first pledging replacement securities and obtaining consent of the party to whom the securities are pledged.

COASTAL BANKING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED) AND DECEMBER 31, 2008

Gains and losses on sales of securities available for sale consist of the following:

	For the Nine Months Ended September 30,
	2009	2008
Gross gains on sales of securities	$173,790	$296,122
Gross losses on sales of securities	(172,725)	(77,617)
Net realized gains on sales of securities available for sale	$1,065	$218,505

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

NOTE 6 – STOCK-BASED COMPENSATION

In connection with the Company’s initial public stock offering, the directors received warrants to purchase 222,705 shares of the Company’s common stock at a price of $8.65 per share of which 184,595 shares are still outstanding. The warrants vested equally over a three-year period beginning December 2, 1999 and expire on the sooner of December 2, 2009 or 120 days after the warrant holder ceases to serve as a member of the Board of Directors. As of September 30, 2009, all of the warrants are exercisable.

The Company adopted a Stock Incentive Plan in 2000 which currently authorizes 385,306 shares of the Company’s common stock for issuance under the Plan. The Plan provides for the total number of shares authorized for issuance under the Plan to be increased upon the issuance of new shares by the Company by an amount equal to the difference between 15% of the total outstanding shares after the issuance of the new shares and the number of shares authorized for issuance prior to the issuance of the new shares. The Plan is administered by the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and Bank. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the Board of Directors, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five-year vesting period. As of September 30, 2009, 190,525 shares were available for grant under this Plan.

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

COASTAL BANKING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED) AND DECEMBER 31, 2008

NOTE 7 – FAIR VALUE MEASUREMENTS

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that the Company uses to measure fair value are as follows:

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants at the balance sheet date. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities. However, certain assets and liabilities are not traded in observable markets and we must use other valuation methods to develop a fair value. The fair value of impaired loans is based on the fair value of the underlying collateral, which is estimated through third party appraisals or internal estimates of collateral values. The company used the following methods and significant assumptions to estimate fair value.

Investment Securities: The fair values of securities available for sale are determined by an independent securities accounting service provider using quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Loans held for sale: Mortgage loans held for sale are carried at their fair value as of September 30, 2009 and at the lower of cost or fair value at December 31, 2008. On January 1, 2008, the Company elected the fair value option of accounting for mortgage loans held for sale. Mortgage loans held for sale are estimated using security prices for similar product types, and therefore, are classified in Level 2. If no such quoted price exists, the fair value is based on a discounted cash flow model to estimate fair value, and therefore classified in Level 3.

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

COASTAL BANKING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED) AND DECEMBER 31, 2008

Other Real Estate Owned (OREO): Other real estate owned is adjusted to fair value upon transfer of ownership of the loan collateral to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the OREO or management’s estimation of the value of the OREO. When the fair value of the OREO is based on an observable market price or a current appraised value, the Company records the OREO as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the OREO is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3.

		Fair Value Measurements at September 30, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Investment securities	$63,479,091	$––	$63,479,091	$––
Loans held for sale	29,884,368	––	29,763,084	121,284
Impaired loans	17,281,805	––	––	17,281,805
OREO	11,541,570	––	––	11,541,570
Derivative asset positions	331,052	––	331,052	––
Financial liabilities:
Derivative liability positions	654,077	––	654,077	––

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered as representative of the liquidation value of the Bank, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Bank since purchase, origination, or issuance. This analysis has not undertaken any steps to value any intangibles, which is permitted by the provisions of FASB ASC 825-10-50.

FASB ASC 825-10-50, Interim Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheets, for which it is practical to estimate that value. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment and other assets and liabilities.

The following methods and assumptions were used in this analysis in estimating the fair value of financial instruments:

•

Cash, due from banks, interest-bearing deposits in banks: The carrying amount of cash, due from banks and interest-bearing deposits in banks approximates fair value.

•

Securities: The fair values of securities available for sale are determined by an independent securities accounting service provider using quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The carrying amount of equity securities with no readily determinable fair value approximates fair value.

COASTAL BANKING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED) AND DECEMBER 31, 2008

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

•

Loans Held for Sale (LHFS): Residential mortgage loans originated for sale as whole loans in the secondary market, which is our principal market. Effective January 1, 2008, we elected to measure LHFS at fair value prospectively for new LHFS originations. These loans are carried at fair value, with changes in the fair value of these loans recognized in mortgage banking noninterest income. Direct loan origination costs and fees are deferred at origination, and then recognized in the gain or loss on loan sales when the loans are sold. Gains and losses on loan sales (sales proceeds minus the carrying value of the loan sold) are recorded as noninterest income.

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

COASTAL BANKING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED) AND DECEMBER 31, 2008

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and interest bearing deposits in banks	$11,186,635	11,186,635	$4,901,373	4,901,373
Federal funds sold	6,957,531	6,957,531	464,724	464,724
Securities available for sale	63,479,091	63,479,091	81,438,389	81,438,389
Securities held to maturity	2,000,000	2,044,841	3,022,621	3,023,710
Restricted equity securities	4,978,250	4,978,250	4,793,916	4,793,916
Loans held for sale	29,884,368	29,884,368	31,404,990	31,404,990
Loans, net	292,964,043	295,535,952	299,585,213	314,512,482
Derivative asset positions	331,052	331,052	793,456	793,456
Accrued interest receivable	1,500,809	1,500,809	1,712,511	1,712,511

Financial liabilities:
Deposits	390,170,398	393,006,706	362,656,245	365,446,726
Other borrowings	30,980,838	35,540,419	51,692,588	57,226,061
Junior subordinated debentures	7,217,000	7,441,314	7,217,000	7,347,077
Derivative liability positions	654,077	654,077	596,879	596,879
Accrued interest payable	436,172	436,172	598,538	598,538

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

Mortgage banking derivatives used in the ordinary course of business consist of best efforts and mandatory forward sales contracts and interest rate lock commitments on residential mortgage loan applications. Forward sales contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Rate lock commitments represent commitments to fund loans at a specific rate and by a specified expiration date. These derivatives involve underlying items, such as interest rates, and are designed to mitigate risk. Substantially all of these instruments expire within 60 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid.

The Company adopted FASB ASC 815-10, “Disclosures about Derivative Instruments and Hedging Activities” at the beginning of the first quarter of 2009, and has included here the expanded disclosures required by that statement.

COASTAL BANKING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED) AND DECEMBER 31, 2008

The following tables include the notional amounts and realized gain (loss) for mortgage banking derivatives recognized in mortgage banking income for the periods ending September 30, 2009 and December 31, 2008:

Derivatives not designated as hedging instruments	September 30, 2009	December 31, 2008
(in thousands)
Mandatory forward sales contracts
Notional amount	$80,249	$900
Gain (loss) on change in market value of mandatory forward sales contracts	$(592)	$(10)
Derivative asset balance included in other assets	$20	$––
Derivative liability balance included in other liabilities	$612	$10

Best efforts forward sales contracts
Notional amount	$4,347	$100,429
Gain (loss) on change in market value of best efforts forward sales contracts	$(23)	$679
Derivative asset balance included in other assets	$––	$755
Derivative liability balance included in other liabilities	$23	$76

Rate lock loan commitments
Notional amount	$76,401	$69,526
Gain (loss) on change in market value of rate lock commitments	$292	$(473)
Derivative asset balance included in other assets	$311	$38
Derivative liability balance included in other liabilities	$19	$512

Forward sales contracts also contain an element of risk in that the counterparties may be unable to meet the terms of such agreements. In the event the parties to deliver commitments are unable to fulfill their obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management and the Board of Directors. The Company does not expect any counterparty to default on their obligations and therefore, the Company does not expect to incur any cost related to counterparty default.

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

COASTAL BANKING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED) AND DECEMBER 31, 2008

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 12, 2009, which is the date the financial statements were available to be issued.

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable.  Due to the decline in the price of our common stock and our net loss in the third quarter of 2009, we began our test for impairment of goodwill during September 2009. The first step of this test indicated that our goodwill may be impaired, and so we are required to estimate the implied fair value of our goodwill. We have retained an independent consultant to prepare this estimate of our goodwill implied fair value, but we have not yet received this independent estimate as of the 10-Q filing date November 12, 2009. Without this second step in the impairment analysis it is not practical to arrive at a reasonable estimate of any potential goodwill impairment.

In the event of an impairment, the amount by which the carrying amount exceeds the fair value will be charged to earnings during the fourth quarter 2009. It is important to note that any such impairment to goodwill would be a non-recurring expense that will reduce the Company’s goodwill asset and net earnings, but will have no impact on core operating earnings. Any potential goodwill impairment charge would be a non-cash accounting adjustment that will have no effect on our cash flow, liquidity or risk based regulatory capital ratios.

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

•

general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a continued or increased deterioration in credit quality;

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

Overview

The following discussion describes our results of operations for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008 and our results for the nine months ended September 30, 2009 and 2008. The following discussion also analyzes our financial condition as of September 30, 2009 as compared to December 31, 2008. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

The Bank’s net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin. For the quarter ended September 30, 2009, net interest income totaled $2,931,000 as compared to $2,626,000 for the quarter ended September 30, 2008 for an increase of $305,000. On a consecutive quarter basis, net interest income was up by $270,000, or 10%, from the $2,661,000 earned during the quarter ended June 30, 2009.

Total interest income decreased by $554,000, or 9%, to $5,518,000 for the three months ended September 30, 2009 compared to $6,072,000 for the three months ended September 30, 2008. This decline in interest income was due to the combination of an increase in non-performing loans and the declining interest rate environment which more than offset the positive impact of an increase in the overall level of earning assets. On a consecutive quarter basis, however, total interest income increased by $61,000, or 1%, from the $5,457,000 earned during the quarter ended June 30, 2009.

Interest income not recognized on non-accruing loans during the quarter ended September 30, 2009 was $318,000, an increase of $244,000 from the $74,000 of interest income not recognized during the same quarter in 2008. On a consecutive quarter basis, interest income not recognized on non-accruing loans decreased $19,000 from $337,000 during the quarter ended June 30, 2009 due to a lower level of one time reversals of accrued interest at the time the loan is placed on nonaccrual.

The impact of the interest rate environment is seen in the Prime interest rate that declined from an average rate of 5.00% during the three month period ended September 30, 2008 to just 3.25% for the same period in 2009. This 175 basis point decline in the average Prime interest rate had an extremely negative impact on the yield earned on that portion of the loan portfolio that carries rates based on the Prime interest rate index. At September 30, 2009 and 2008 the Bank held $135,032,000 and $162,364,000, respectively, in loans carrying rates based on the Prime interest rate index.

The negative impact of increased non performing loans and decreased rates was partially offset by the positive impact of growth in average interest earning assets, which increased to an average balance of $451,768,000 during the quarter ended September 30, 2009, up by $39,117,000, or 9%, from the average balance during the quarter ended September 30, 2008. This growth was largely the result of increases in the Bank’s portfolio of residential mortgage loans and mortgage loans available for sale. The net impact of these factors was a decrease of interest and fees on loans by $468,000, or 9%, to $4,638,000 in the three months ended September 30, 2009 from $5,106,000 in the three months ended September 30, 2008. On a consecutive quarter basis, interest and fees on loans increased by $116,000, or 3%, from $4,522,000 earned during the quarter ended June 30, 2009.

Total interest expense declined by $859,000, or 25%, to $2,587,000 for the three months ended September 30, 2009 compared to $3,446,000 for the same period in 2008. On a consecutive quarter basis, total interest expense decreased by $209,000, or 7%, from $2,796,000 expensed during the quarter ended June 30, 2009. This reduction in interest expense reflects the Company’s successful efforts to reduce rates on deposits and increase the use of low cost short-term borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

The net interest margin is a performance metric that reports how successful the Bank’s investment decisions have been relative to its funding choices. It is calculated by dividing the annualized net interest income by the balance of the average earning assets for the period. The net interest margin realized on earning assets improved by 5 basis points to 2.57% for the three months ended September 30, 2009 when compared to the 2.52% net interest margin earned during the same three months in 2008. On a consecutive quarter basis, the net interest margin improved by 19 basis points from 2.38% during the quarter ended June 30, 2009.

The net interest rate spread is the difference between the average yield earned by the Bank on loans, investment securities and other earning assets, and the average rate paid by the Bank on interest bearing deposits and other borrowings. The net interest rate spread increased by 22 basis points to 2.38% for the three months ended September 30, 2009 compared to the 2.16% net interest rate spread earned during the same three months in 2008. In addition, on a consecutive quarter basis, the net interest rate spread improved by 24 basis points from 2.14% during the quarter ended June 30, 2009.

For the nine months ended September 30, 2009, net interest income totaled $8,026,000 as compared to $7,845,000 for the same period in 2008, for an increase of $181,000, or 2.3%. Total interest income decreased by $2,444,000 or 13%, to $16,426,000 for the nine months ended September 30, 2009 compared to $18,870,000 for the nine months ended September 30, 2008. Interest and fees on loans decreased by $2,102,000, or 13%, to $13,610,000 in the nine months ended September 30, 2009 from $15,712,000 in the nine months ended September 30, 2008. Total interest expense decreased by $2,625,000, or 24%, to $8,400,000 for the nine months ended September 30, 2009 compared to $11,025,000 for the same period in 2008. The net interest margin realized on earning assets and the interest rate spread were 2.39% and 2.17%, respectively, for the nine months ended September 30, 2009. The net interest margin and the interest rate spread were 2.55% and 2.13%, respectively, for the nine months ended September 30, 2008.

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

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the Company’s net interest income in general terms during periods of movement in interest rates. In general, if the Company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2009, the Company, as measured by gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is asset sensitive when cumulatively measured at six months and liability sensitive when cumulatively measured at one year. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The Company also forecasts its sensitivity to interest rate changes using modeling software.  For more information on asset-liability management, see the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

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

(in thousands)	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Portfolio loans, gross	$299,270	$305,669	$305,240	$304,419	$310,869	$307,861	$296,497

Loans past due >30 days and	$2,832	$3,345	$2,782	$9,765	$7,322	$3,417	$3,841
still accruing interest

Loans on nonaccrual	$23,903	$25,925	$24,336	$18,213	$9,639	$5,005	$1,929
(as a % of loans, gross)	7.99%	8.48%	7.97%	5.98%	3.10%	1.63%	0.65%

Net loan charge offs (recoveries)	$1,485	$473	$2,188	$6,195	$279	$(1)	$170
(as a % of loans, gross)	0.50%	0.15%	0.72%	2.04%	0.09%	0.00%	0.06%

Portfolio loans, gross addresses the impact on the provision for loan losses from changes in the size and composition of our loan portfolio. We apply various reserve factors to our portfolio based on the risk rated categories of loans because we have had relatively little charge off activity prior to the quarter ended December 31, 2008. We establish various reserve percentages based on the relative inherent risk for a particular loan type and grade. The inherent risk is established based on peer group data, information from regulatory agencies, the experience of the Bank’s lending officers, and recent trends in portfolio losses. These reserve factors are continuously evaluated and subject to change depending on trends in national and local economic conditions, the depth of experience of the Bank’s lenders, delinquency trends and other factors. As our portfolio size has decreased in total over the last four quarters, there has been a shift in composition from higher risk rated real estate construction loans to comparably lower risk rated owner occupied residential real estate loans.

Loans past due > 30 days and still accruing interest has proven to be a useful leading indicator of directional trends in future loan losses. As the level of this metric rises, expectations are for a comparable increase in loans moving into a nonaccrual status and ultimately foreclosure resulting in increased losses. This pattern can be observed in the schedule above where increases in this metric are followed in future quarters with the same directional changes in the level of loans on nonaccrual. For this reason management is encouraged with the 71% decline in loans past due > 30 days and still accruing interest from $9,765,000 at December 31, 2008 to $2,832,000 at September 30, 2009. While management does not expect to see a decline in loans on nonaccrual of a similar magnitude in the immediate future, we believe this metric may indicate that the weakening trend in loan quality experienced during 2008 and early 2009 may be reaching a point of stabilization and possible improvement.

Loans on nonaccrual is another leading indicator of potential future losses from loans. We typically place loans on nonaccrual status when they become 90 days past due. Aside from the interest lost when a loan is placed in nonaccrual status, the probability of a loan on nonaccrual moving into foreclosure with a potential loss outcome is much increased. As shown in the table above, the level of loans on nonaccrual was approximately $2 million at the end of the first quarter of 2008. Beginning with the quarter ended June 30, 2008, this metric began to increase significantly, approximately doubling in each of the remaining three fiscal quarters of 2008. At September 30, 2009 the level of loans on nonaccrual reached $23,903,000, an increase from $18,213,000 at December 31, 2008. The quarterly rate of increase of loans on nonaccrual since March 31, 2008 was 159%, 93% and 89% at the end of the second, third and fourth fiscal quarters of 2008, respectively. The rate of increase in the first quarter of 2009 was only 34%, followed by a rate of increase of 7% in the second quarter of 2009, and a decrease of 8% in the third quarter of 2009, reflecting the first quarterly decrease in the level of loans on nonaccrual after five consecutive fiscal quarters of increasing nonaccrual loans. We believe this linked quarter decrease in the level of loans on nonaccrual is another positive sign that asset quality degradation may be approaching a point of stabilization.

Net Loan Charge offs or recoveries reflect our practice of charging recognized losses to the allowance and adding subsequent recoveries back to the allowance. During the three months ended September 30, 2009 we recorded charge offs net of recoveries of $1,485,000. Although this amount was a significant increase when compared to the $279,000 net charge offs recorded during the quarter ended September 30, 2008, and the $473,000 net charge offs recorded during the previous quarter ended June 30, 2009, it was a significant reduction from the level of net charge offs recorded in the quarters ended March 31, 2009 and December 31, 2008. As previously stated, prior to the fourth fiscal quarter of 2008 we had very little charge off activity, and therefore, have little historical information upon which to base our current estimates. Accordingly, we continue to assess the implications of trends in recent charge off activity on potential future losses. The recent volatility in the level of quarterly net loan charge offs or recoveries makes it difficult to identify a specific trend or establish reliable future expectations. As a result, there can be no assurance that charge offs of loans in future periods will not increase or exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. Thus, there is a risk that substantial additional increases in the allowance for loan losses could be required, which would result in a decrease in our net income and possibly our capital.

In addition to considering the metrics described above, we evaluate the collectability of individual loans, the balance of impaired loans, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans and a review of specific problem loans. Based on this process and as shown below, the provision charged to expense was $1,266,000 for the three months ended September 30, 2009, as compared to $250,000 for the three months ended September 30, 2008. On a consecutive quarter basis, this provision level was $184,000, or 13%, lower than the $1,450,000 provision charged to expense during the quarter ended June 30, 2009.

(in thousands)	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Provision during quarter ended	$1,266	$1,450	$2,930	$6,554	$250	$896	$123

Provision added in excess of net charge offs	$(219)	$977	$742	$359	$(29)	$897	$(47)

Allowance for loan losses	$6,306	$6,525	$5,575	$4,833	$4,474	$4,503	$3,606
(as a % of loans, gross)	2.11%	2.13%	1.83%	1.59%	1.44%	1.46%	1.22%

The difference between the amount of the provision for loan losses and net loan charge offs will result in expansion or shrinkage to the level of the allowance for loan losses. As shown above, during the three months ended September 30, 2009 the current provision for loan losses of $1,266,000 was less than net charge offs against the allowance of $1,485,000 by $219,000. The result was a decrease to the allowance for loan losses by $219,000 to a level of $6,306,000, or 2.11% of gross loans outstanding at September 30, 2009, as compared to $4,833,000, or 1.59% of gross loans outstanding at December 31, 2008.

From a historical perspective, through the first quarter of 2008, while the level of loans on nonaccrual was relatively stable, the allowance for loan losses was maintained in the range of 1.2% to 1.3%. However, with the uptick in loans on nonaccrual during the quarter ended June 30, 2008, it was determined that an increase to the allowance level was appropriate given the projected increased risk of loss, and the allowance was increased to a range of 1.4% to 1.5% for the second and third fiscal quarters of 2008. The weakening of the loan portfolio performance continued into the final quarter of 2008 and first quarter of 2009 with actual loss levels that exceeded projections from earlier in 2008 resulting in the decision to increase the allowance level further, to the range of 1.6% to 1.8%. The most recent two quarters reflect further analysis and projections of potential loan losses in the Bank’s existing portfolio, and as a result, further increase in the allowance level to in excess of 2% of gross loans outstanding.

We believe that the level of the allowance for loan losses at September 30, 2009 will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based upon a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our losses may vary from our estimates, and there is a possibility that future charge offs could exceed this allowance level.

Noninterest Income

Noninterest income for the three months ended September 30, 2009 totaled $1,702,000, as compared to $829,000 for the three months ended September 30, 2008. The largest increase was in mortgage banking income, which increased by $1,042,000 to $1,356,000 for the quarter ended September 30, 2009 compared to $314,000 for the same period of 2008. SBA loan income decreased $126,000 to $51,000 for the third quarter of 2009 compared to $177,000 for the third quarter of 2008. Also, during the third quarter of 2009, we recorded net gain of $1,000 on sales of securities available for sale compared to net gain of $12,000 recorded in the third quarter of 2008.

Noninterest income for the nine months ended September 30, 2009 totaled $6,110,000, as compared to $2,713,000 for the nine months ended September 30, 2008. The largest increase was in mortgage banking income, which increased by $4,386,000 to $5,481,000 for the first nine months of 2009 compared to $1,095,000 for the same period of 2008. SBA loan income decreased $316,000 to $135,000 for the first three quarters of 2009 compared to $451,000 for the same period of 2008. During the first quarter of 2009, we recorded a loss on our investment in common stock of Silverton Financial Services of $507,000. During the second quarter of 2009, we recorded a gain of $99,000 on the tender of one of our investment securities held to maturity. In the third quarter of 2009, sales of securities available for sale contributed a non-recurring gain of $1,000. Sales of securities available for sale contribute a non-recurring gain of $219,000 during the first three quarters of 2008.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2009 was $4,089,000, as compared to $2,924,000 for the same period in 2008. The increase in noninterest expense between the same quarters on a year over year basis was due in part to the wholesale mortgage banking division. Excluding the impact of the wholesale mortgage banking expenses in both 2009 and 2008, noninterest expense was $3,235,000 and $2,601,000 for the three months ended September 30, 2009 and 2008, respectively, for an increase of $634,000 or 24% from the same period in 2008. Excluding the wholesale mortgage banking division, the community banking division experienced a decrease in salaries and benefits of $122,000 during the third quarter of 2009 compared to the same period in 2008. This decrease was offset by an increase in FDIC insurance expense of $183,000 and an increase in other real estate expenses of $365,000 during the third quarter 2009 compared to the third quarter 2008.

Total noninterest expense for the nine months ended September 30, 2009 was $12,245,000, as compared to $9,460,000 for the same period in 2008, an increase of $2,785,000 or 29.4%. Again, the increase in noninterest expense was due in part to the wholesale mortgage banking division. Excluding the impact of the wholesale mortgage banking expenses in both 2009 and 2008, noninterest expense was $8,949,000 and $8,561,000 for the nine months ended September 30, 2009 and 2008, respectively, for an increase of $388,000, or 5%, from the same period in 2008. Excluding the wholesale mortgage banking division, the community banking division experienced a decrease in salaries and benefits of $1,053,000 during the first three quarters of 2009 compared to the same period in 2008. This was the impact of a one-time charge of $508,000 to salaries and employee benefits to recognize the retirement benefits due to Mr. Randy Kohn upon his retirement as President of the Company on April 30, 2008, as well as reductions to the Company’s incentive payment structure during 2009. This was offset by increases in FDIC insurance expense of $666,000 and other real estate expenses of $493,000 during the first three quarters of 2009 compared to the same period of 2008.

Wholesale Mortgage Banking Division

The primary source of direct income generated by this division is the gain on sale of mortgage loans which was $1,337,000 for the quarter ended September 30, 2009 compared to $280,000 for the quarter ended September 30, 2008. For the first nine months of 2009 the gain was $5,320,000 compared to $955,000 for the same period in 2008. Attractive mortgage rates caused a surge in mortgage loan refinancing during the first half of 2009, leading to above average volume at the wholesale mortgage banking division, and thus, above average gains on sales. The direct noninterest expenses incurred by the wholesale division were $854,000 for the third quarter of 2009, an increase of $531,000 over the third quarter 2008 expenses of $323,000. The largest contributor to this increase was in salaries and benefits, which were $671,000 for third quarter 2009 compared to $160,000 for third quarter 2008. For the nine months ended September 30, 2009 noninterest expenses incurred by the wholesale division were $3,296,000, an increase of $2,398,000 over the $898,000 of noninterest expenses for the first nine months of 2008. The largest contributor to this increase was in salaries and benefits, which were $2,517,000 for the first nine months of 2009 compared to $413,000 for the same period in 2008.

Beyond the impact of the noninterest income and expense from this division, the Bank earns interest income at the respective note rates on the balance of loans originated by the division from the time the loan is funded until it is sold to a secondary market investor. The average outstanding daily balance of wholesale residential mortgage loans available for sale was $63,027,000 for the three months ended September 30, 2009 and $21,834,000 for the three months ended September 30, 2008. The interest income earned on these loans available for sale was $812,000 and $337,000 during the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, the average outstanding daily balance of wholesale residential loans available for sale was $57,300,000 in 2009 and $22,231,000 in 2008. The interest income earned on these loans available for sale was $2,141,000 and $979,000 during the nine months ended September 30, 2009 and 2008, respectively.

Income Taxes

The income tax benefit was $297,000 for the quarter ended September 30, 2009 compared to income tax expense of $30,000 for the same period in 2008. Income tax benefit for the nine months ended September 30, 2009 was $1,150,000 compared to an income tax benefit of $231,000 for the same period in 2008. The effective tax rate was 41% for the three months ended September 30, 2009 and 31% for the first nine months of 2009. The effective tax rate was 11% for the three months ended September 30, 2008 and 136% for the nine months ended September 30, 2008. The fluctuation in effective tax rates reflects the impact of permanent book-to-tax differences from tax exempt income on bank owned life insurance and municipal securities, and the non-deductible loss on investment in common stock of Silverton Financial Services, Inc.

Net Income (Loss)

The combination of the above factors resulted in net loss of $425,000 for the three months ended September 30, 2009, compared to net income of $251,000 for the three months ended September 30, 2008. For the nine months ended September 30, net loss was $2,605,000 in 2009, compared to net income of $61,000 in 2008. Basic and diluted loss per share available to common shareholders were ($.22) for the three months ended September 30, 2009, compared to basic and diluted earnings per share of $.10 for the three months ended September 30, 2008. Basic and diluted loss per share available to common shareholders were ($1.18) for the nine months ended September 30, 2009, compared to basic and diluted earnings per share of $.02 for the nine months ended September 30, 2008.

Financial Condition

During the first nine months of 2009, total assets increased $5,939,000, or 1.25%, when compared to December 31, 2008. Investment securities available for sale decreased $17,959,000, or 22.05%, as a result of several security sales, calls and maturities. Loans held for sale decreased $1,521,000, or 4.84%, during the first three quarters of 2009. Other assets increased $14,363,000, or 72.40%, specifically loan sales receivable. During the first nine months of 2009, total liabilities increased $7,820,000, or 1.84%, when compared to December 31, 2008. Total deposits increased $27,514,000, or 7.59%, when compared to December 31, 2008, while other borrowings decreased $20,712,000 or 40.07%. Other liabilities increased $1,017,000, or 31.21%, when compared to December 31, 2008. The increase in other liabilities was due to the Bank increasing the accruals for FDIC insurance assessments and wholesale mortgage incentives and commissions.

Investment Securities

Investment securities available for sale decreased to $63,479,000 at September 30, 2009 from $81,438,000 at December 31, 2008. The decrease in investment securities was due to sales, calls and maturities during the first three quarters of 2009.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $7,686,000 at September 30, 2009. The decrease of $163,000 from the December 31, 2008 amount of $7,849,000 was due to regular depreciation of assets.

Loans

Gross loans totaled $299,270,000 at September 30, 2009, a decrease of $5,149,000, or 1.69%, since December 31, 2008. We continue to work to reduce our exposure to higher risk loans as evidenced by the $19,699,000, or 22.35%, decline in the balance of real estate commercial construction loans during the nine months ended September 30, 2009. This decline was offset by growth in real estate mortgage, residential loans, which increased $7,020,000, or 6.78%, to $110,608,000 at September 30, 2009 and growth in real estate mortgage, commercial loans, which increased $9,216,000, or 11.33%, to $90,576,000 at September 30, 2009. Balances and nonaccrual levels within the major loans receivable categories as of September 30, 2009 and December 31, 2008 were as follows:

	Loan Portfolio Mix as of:				Loans on Nonaccrual as of:
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
Commercial and financial	$12,151,000	4%	$10,294,000	3%	$461,000	2%	$3,000	––%
Agricultural	319,000	––%	326,000	––%	319,000	1%	326,000	2%
Real estate – construction, commercial	68,452,000	23%	88,151,000	29%	14,340,000	60%	14,479,000	80%
Real estate – construction, residential	13,598,000	5%	15,166,000	5%	463,000	2%	249,000	1%
Real estate – mortgage, farmland	197,000	––%	199,000	––%	––	––%	––	––%
Real estate – mortgage, commercial	90,576,000	30%	81,360,000	27%	2,470,000	10%	2,424,000	13%
Real estate – mortgage, residential	110,608,000	37%	103,588,000	34%	5,844,000	25%	718,000	4%
Consumer installment loans	3,203,000	1%	5,223,000	2%	6,000	––%	14,000	––%
Other	166,000	––%	112,000	––%	––	––%	––	––%
Gross loans	$299,270,000		$304,419,000		$23,903,000		$18,213,000

Risk Elements in the Loan Portfolio

As addressed above in comments related to the provision and allowance for loan losses, loans on nonaccrual status decreased by $2,022,000, or 7.8%, from $25,925,000 at June 30, 2009 to $23,903,000 at September 30, 2009. We believe this linked quarter reduction in the level of nonaccrual loans may be a positive sign that asset quality degradation may be approaching a point of stabilization. In addition to the level of loans on nonaccrual status, there are a number of other portfolio characteristics that management monitors and evaluates to assess the risk profile of the loan portfolio. The following is a summary of risk elements in the loan portfolio:

	Loans with Interest Only Payments
	September 30, 2009		December 31, 2008
Commercial and financial	$7,146,000	7%	$5,058,000	5%
Real estate – construction, commercial	41,747,000	44%	49,795,000	49%
Real estate – construction, residential	6,188,000	7%	6,902,000	7%
Real estate – mortgage, commercial	15,298,000	16%	11,506,000	11%
Real estate – mortgage, residential	24,899,000	26%	25,703,000	25%
Consumer installment loans	374,000	––%	2,839,000	3%
Other	166,000	––%	23,000	––%
Gross loans	$95,818,000		$101,826,000

As shown above, we do have a moderate concentration of interest only loans in our portfolio, and such loans are generally regarded as carrying a higher risk profile than fully amortizing loans. It is important to note that none of the interest only loans in our portfolio allow negative amortization, nor do we have any loans with capitalized interest reserves.

	Geographic Concentration of Loan Portfolio
	September 30, 2009
	Florida	Georgia	South Carolina	Other
Commercial and financial	$6,845,000	$715,000	$4,471,000	$120,000
Agricultural	––	319,000	––	––
Real estate – construction, commercial	26,667,000	10,783,000	31,002,000	––
Real estate – construction, residential	4,090,000	1,332,000	8,117,000	59,000
Real estate – mortgage, farmland	––	––	197,000	––
Real estate – mortgage, commercial	35,145,000	11,292,000	44,139,000	––
Real estate – mortgage, residential	37,674,000	33,626,000	37,182,000	2,126,000
Consumer installment loans	778,000	608,000	1,798,000	19,000
Other	––	144,000	22,000	––
Gross loans	$111,199,000	$58,819,000	$126,928,000	$2,324,000

	Geographic Concentration of Loan Portfolio
	December 31, 2008
	Florida	Georgia	South Carolina	Other
Commercial and financial	$5,732,000	$535,000	$3,889,000	$138,000
Agricultural	––	326,000	––	––
Real estate – construction, commercial	31,675,000	22,338,000	34,138,000	––
Real estate – construction, residential	5,279,000	1,875,000	7,949,000	63,000
Real estate – mortgage, farmland	––	––	199,000	––
Real estate – mortgage, commercial	31,988,000	12,020,000	37,352,000	––
Real estate – mortgage, residential	33,595,000	30,500,000	37,360,000	2,133,000
Consumer installment loans	2,824,000	261,000	2,032,000	106,000
Other	87,000	2,000	23,000	––
Gross loans	$111,180,000	$67,857,000	$122,942,000	$2,440,000

We also

monitor and evaluate several other loan portfolio characteristics at a total portfolio level rather than by major loan category. These characteristics include:

Junior Liens – Loans secured by liens in subordinate positions tend to have a higher risk profile than loans secured by liens in the first or senior position. At September 30, 2009 the company held $21,727,000 of loans secured by junior liens which represents approximately 7.3% of the total net portfolio of loans. Historical loss experience as measured by net loan charge offs was $284,000 in the nine months ended September 30, 2009 for all loans secured by junior liens for an annualized loss rate of 1.7%.

High Loan to Value Ratios – Typically the Company will not originate a new loan with a loan to value (LTV) ratio  in excess of 100%. However declines in collateral values can result in the case of an existing loan renewal with an LTV in excess of 100% based on the current appraised value of the collateral. In such cases the borrower may be asked to pledge additional collateral or to renew the loan for a lesser amount. If the borrower lacks the ability to pay down the loan or provide additional collateral, but has the ability to continue to service the debt, the loan will be renewed with an LTV in excess of 100%. At September 30, 2009 the loan portfolio included 21 loans with a balance of $6,917,000 or 2.3% of the net loan portfolio with current loan to value ratios in excess of 100%.

Restructured Loans – At September 30, 2009 the Company had 36 loans with a total balance of $18,501,000 or 6.2% of the net loan portfolio balance that were reported as restructured. The Company has followed an extremely conservative approach when classifying a loan as restructured. This approach includes any loan to a borrower in distress where the terms of the loan were adjusted to the improvement of the borrower. Recent guidance on this topic from the FDIC seems to take the position that changes in loan terms that are no better than current market terms to a borrower who has the ability to repay the loan under the restructured terms would not automatically be considered as an adversely classified loan. We will be evaluating this guidance over the next quarter and may determine that our current practice needs to be modified to comply with this new guidance. Any such change to our practice will most likely reduce the level of loans that are reported as restructured.

Criticized or Classified Loans – Management evaluates all loan relationships periodically in order to assess the financial strength of the borrower and the value of any underlying collateral. Loans that are found to have a potential or actual weakness are identified as criticized or classified and subject to increased monitoring by management. This typically includes frequent contact with the borrower to actively manage the borrowing relationship as needed to rehabilitate or mitigate the weakness identified. At September 30, 2009 the company had $58,994,000 in loans that were internally criticized or classified of which $40,801,000 or 69% were either current or less than 30 days past due.

Other Real Estate Owned

Other real estate owned represents collateral property taken back from borrowers in partial or full satisfaction of their defaulted debt obligation to the Company. We track our historical experience of loans that ultimately convert to other real estate owned by major loan category and by geographic exposure as shown on the following tables:

	September 30, 2009
	Florida	Georgia	South Carolina	Total
Real estate – construction, commercial	$2,057,000	$6,354,000	$957,000	$9,368,000
Real estate – construction, residential	197,000	––	––	197,000
Real estate – mortgage, commercial	175,000	––	741,000	916,000
Real estate – mortgage, residential	––	452,000	609,000	1,061,000
	$2,429,000	$6,806,000	$2,307,000	$11,542,000

	December 31, 2008
	Florida	Georgia	South Carolina	Total
Real estate – construction, commercial	$1,308,000	$1,482,000	$922,000	$3,712,000
Real estate – construction, residential	55,000	––	––	55,000
Real estate – mortgage, commercial	––	––	422,000	422,000
Real estate – mortgage, residential	––	––	1,562,000	1,562,000
	$1,363,000	$1,482,000	$2,906,000	$5,751,000

During the nine months ended September 30, 2009 we sold a total of 21 other real estate owned properties with a total book value of $5,065,000. The net proceeds from these sales were $5,133,000, which resulted in a net recovery of approximately 78.7% of the original loan amounts and 101.3% of the book value of the other real estate sold.

The Bank’s special asset group is charged with the administration and liquidation of other real estate owned. Our approach has been to manage each property individually in such a way as to maximize our net proceeds upon sale. Management is evaluating other methods to liquidate these properties more quickly, but such methods typically result in a much lower recovery relative to the original loan amount. Management believes that it may be in the best interest of the Company to aggressively drive down the level of nonperforming assets, and such actions may result in significant charges to future earnings from recovery levels much lower than historic results.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses for the nine months ended September 30, 2009 and 2008 is as follows:

	September 30,
	2009	2008
Balance, January 1,	$4,833,000	$3,653,000
Provision for loan losses for the period	5,646,000	1,269,000
Net loans charged off for the period	(4,173,000)	(448,000)

Balance, end of period	$6,306,000	$4,474,000

Gross loans outstanding, end of period	$299,270,000	$310,869,000

Allowance for loan losses to gross loans outstanding	2.11%	1.44%

Deposits

At September 30, 2009, total deposits increased by $27,514,000, or 7.59%, from December 31, 2008. Noninterest-bearing demand deposits increased $701,000, or 3.76%, and interest-bearing deposits increased $26,813,000, or 6.62%. The Company has continued its use of a modest level of brokered deposits, which carry substantially lower interest rates than comparable term core retail deposits. Brokered deposits are issued in individual’s names and in the names of trustees with balances participated out to others. Core retail deposits are deposits which are gathered in the normal course of business, without the use of a broker. Core reciprocal deposits are gathered in the same manner as core retail deposits, but the funds are participated out to other banks through use of the CDARS reciprocal transactions program. In June 2009 we placed $13.5 million of core deposits in the CDARS program. The CDARS program allows depositors to obtain FDIC insurance for deposits up to $50 million by exchanging the portions of their deposits in excess of FDIC insurance limitations with other financial institutions participating in the CDARS program. In return, we receive an equal amount of deposits back from other CDARS participating financial institutions, such that there is no net change in the level of total deposits on our balance sheet.

Balances within the major deposit categories as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$19,341,000	$––	$––	$19,341,000
Interest-bearing demand deposits	106,181,000	––	––	106,181,000
Savings deposits	3,115,000	––	––	3,115,000
Certificates of deposit $100,000 and over	127,857,000	12,843,000	––	140,700,000
Other time deposits	89,930,000	723,000	30,180,000	120,833,000
	$346,424,000	$13,566,000	$30,180,000	$390,170,000

	December 31, 2008
	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$18,639,000	$––	$––	$18,639,000
Interest-bearing demand deposits	95,687,000	––	––	95,687,000
Savings deposits	3,028,000	––	––	3,028,000
Certificates of deposit $100,000 and over	130,837,000	––	––	130,837,000
Other time deposits	85,454,000	––	29,011,000	114,465,000
	$333,645,000	$––	$29,011,000	$362,656,000

Other Borrowings

At September 30, 2009, the Company had no advances outstanding from the Federal Reserve Bank of Atlanta (“FRB”). At September 30, 2009, the Company has pledged $60,872,000 of its portfolio loans to FRB and can borrow up to $39,567,000 on such collateral at the Discount Window.

At September 30, 2009, the Company had advances outstanding from the Federal Home Loan Bank of Atlanta (“FHLB”) in the amount of $30,981,000, a decrease of $20,712,000 from the level of advances outstanding at December 31, 2008. The weighted average cost of FHLB advances increased by 135 basis points to 4.04% at September 30, 2009 compared to December 31, 2008, due to decreased reliance on lower priced overnight funds during the third quarter. At September 30, 2009, the Company has pledged $93,831,000 of its portfolio loans to FHLB and can borrow up to $76,318,000 on such collateral. FHLB advances outstanding and related terms at September 30, 2009 and December 31, 2008 are shown in the following tables:

	FHLB Advances Outstanding September 30, 2009
Type Advance	Balance	Interest Rate	Maturity Date	Convertible Date
Fixed rate	$2,500,000	2.69%	April 8, 2010
Fixed rate	2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 8, 2012
Fixed rate	10,000,000	4.25%	May 21, 2014
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	December 8, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	December 8, 2009
Less purchase accounting adjustments	(19,162)
Total	$30,980,838	4.04%

	FHLB Advances Outstanding December 31, 2008
Type Advance	Balance	Interest Rate	Maturity Date	Convertible Date
Fixed rate	$1,000,000	5.02%	February 17, 2009
Fixed rate	2,500,000	2.69%	April 8, 2010
Fixed rate	2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 8, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	March 9, 2009
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 9, 2009
Variable rate	19,720,000	0.46%
Less purchase accounting adjustments	(27,412)
Total	$51,692,588	2.69%

Junior Subordinated Debentures

In May 2004, Coastal Banking Company Statutory Trust I issued $3 million of trust preferred securities with a maturity of July 23, 2034. In accordance with generally accepted accounting principles, the Trust has not been consolidated in the Company’s financial statements. The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $3,093,000 of the Company’s junior subordinated debentures, which pay interest at a floating rate equal to 3 month LIBOR plus 275 basis points. The Company used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to the Bank. The debentures represent the sole asset of the Trust.

In June 2006, Coastal Banking Company Statutory Trust II issued $4 million of trust preferred securities with a maturity of September 30, 2036. In accordance with generally accepted accounting principles, the Trust has not been consolidated in the Company’s financial statements. The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $4,124,000 of the Company’s junior subordinated debentures, which pay interest at a fixed rate of 7.18% until September 30, 2011 and a variable rate thereafter equal to 3 month LIBOR plus 160 basis points. The Company used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to the Bank. The debentures represent the sole asset of the Trust.

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

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and with advances from approved borrowing facilities with correspondent banks and the Federal Home Loan Bank of Atlanta. At September 30, 2009 the Bank had $139,512,000 available under its existing borrowing facilities, a significant increase from the $88,167,000 available at December 31, 2008, and in excess of projected liquidity needs. One key metric of our liquidity position is the loan-to-total deposit ratio, which was 77% at September 30, 2009 and 84% at December 31, 2008.

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

Loans on one-to-four family residential mortgages originated by us are sold to various other financial institutions with representations and warranties that are usual and customary for the industry. These representations and warranties give the purchaser of the loan the right to require that we repurchase a loan if the borrower fails to make any one of the first four loan payments within 30 days of the due date, which is termed an Early Payment Default (“EPD”). Our maximum exposure to credit loss in the event of an EPD claim would be the unpaid principal balance of the loan to be repurchased along with any premium paid by the investor when the loan was sold and other minor collection cost reimbursements. The Bank has received notification from purchasers of three EPD claims in 2008 and five EPD claims in 2009, but has not yet received a loan repurchase demand. Beyond the initial payments to the purchasers of $45,100 upon receipt of the claims, the maximum remaining exposure under these claims would be the difference between the total loan amounts of $1,564,000 and the liquidated value of the underlying collateral consisting of eight single family residences. Original loan to value ratios ranged from 75% to 97% while all loans with a loan to value ratio over 80% have a mortgage insurance policy in place. If repurchase was required, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.

In addition to EPD claims, the representations and warranties in our loan sale agreements also provide that we will indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. In connection with the start up of the wholesale lending division, the Bank has established a reserve for costs related to potential indemnification costs and EPD claims. The balance in this indemnification reserve was $500,000 at September 30, 2009 and there have been no claims or charges against this reserve since it was established in September 2007. Accordingly, management does not anticipate any material exposure in connection with loan sale indemnification or EPD claims.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2009:

Commitments to extend credit	$27,556,000
Loans sold with representations and warranties	$317,084,000
Standby letters of credit	$11,000

Contractual Obligations

Summarized below are our contractual obligations as of September 30, 2009.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Other borrowings	$30,980,838	$2,500,000	$11,500,000	$10,000,000	$6,980,838
Operating Lease Obligations	824,923	278,477	502,564	43,882	––
Junior Subordinated Debentures	7,217,000	––	––	––	7,217,000
	$39,022,761	$2,778,477	$12,002,564	$10,043,882	$14,197,838

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

At September 30, 2009, total shareholders’ equity was $50.1 million at the holding company and $52.6 million at CBC National Bank. At September 30, 2009, total risk-based capital ratio was 15.57% consolidated and 14.16% at CBC National Bank. Tier 1 risk-based capital ratio was 14.31% consolidated and 12.90% at CBC National Bank. Tier 1 leverage ratio was 9.48% consolidated and 8.52% at CBC National Bank. The Bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

The Board declared and Coastal paid the first three quarterly dividend payments to the US Treasury in the amount of $97,736 on February 15, 2009, $124,375 on May 15, 2009 and $124,375 on August 17, 2009. Generally, the Preferred Shares are non-voting. However, should Coastal fail to pay six quarterly dividends, the holder may elect two directors to Coastal’s Board of Directors until such dividends are paid. In connection with the issuance of the Preferred Shares, a Warrant to purchase 205,579 common shares was issued with an exercise price of $7.26 per share. The Warrant is immediately exercisable and expires in ten years. The Warrant is subject to a proportionate anti-dilution adjustment in the event of stock dividends or splits, among other things. At September 30, 2009 the Preferred Shares and Warrant qualify as Tier 1 capital and are presented in permanent equity on the Consolidated Statement of Condition in the amounts of $9,499,867 and $501,475, respectively.

Proceeds from the sale of the Preferred Shares were used for general corporate purposes, primarily to support an increase in lending activity through the Bank’s wholesale residential mortgage lending division. As of September 30, 2009, a total of $6,600,000 of the proceeds from the sale of the Preferred Shares has been used as a capital contribution to our subsidiary CBC National Bank. With this added level of capital, CBC National Bank was able to expand its lending capacity in the wholesale mortgage banking division. During the first three quarters of 2009 that division funded over $698 million of new residential mortgage loans. When compared to the $374 million of mortgage loans funded by this division during the nine months ended September 30, 2008, this represents an increase of $324 million or 87%.

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

On August 26, 2009 the Bank entered into a “formal written agreement” with the Comptroller of the Currency relating to the Bank’s increasing credit risk. The Agreement requires, among other things, the Bank adopt a written program to reduce the high level of credit risk in the Bank; further requires the Bank to take immediate and continuing action to protect those assets criticized in any exam or external loan review; develop or revise a written profit plan to improve and sustain the earnings of the Bank; continue to limit reliance on brokered deposits; and, form a Compliance Committee of the Board of Directors responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Agreement. The Compliance Committee, in accordance with the Agreement, meets monthly. The Compliance Committee believes the Bank is substantially in compliance with the immediate requirements of the Agreement.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors

There have been no material changes in the risk factors discussed in Part I, “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. You should carefully consider the factor discussed below and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are operating under a formal enforcement action with regulatory authorities to address asset quality and related issues.

We have entered into a formal agreement (the "Agreement") with the Comptroller of the Currency (the "OCC") to address asset quality and related issues. Under the terms of the Agreement, the Bank has prepared and provided written plans and/or reports to the regulators that address the following items: strengthening the Bank's credit underwriting practices; improving loan portfolio management; maintaining adequate staff in all credit related functional areas; continuing to strengthen collection procedures; creating an action plan to identify, measure, monitor and manage commercial real estate concentration risk; continuing to protect the Bank's interest in criticized assets; revising and implementing a profitability plan and comprehensive budget to improve and sustain the Bank's earnings; limiting the Bank's level of brokered deposits to no more than ten percent of total deposits; and appointing a board compliance committee. We are addressing these items and we believe that we are substantially in compliance with the immediate requirements of the Agreement. There is, however, no assurance that we will be able to maintain compliance with the Agreement in the future. If we are unable to comply, we could be subject to other regulatory sanctions that could ultimately result in more severe penalties.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

On August 28, 2009, we filed a current report on Form 8-K, which included as an exhibit a copy of our formal agreement with the Comptroller of the Currency; however, the formal agreement was filed with the wrong date on the execution page. As a result, we have re-filed the formal agreement as an exhibit to this quarterly report on Form 10-Q with the correct date, August 26, 2009.

Item 6.

Exhibits

10.1

Formal Agreement with the Comptroller of the Currency, dated August 26, 2009

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

COASTAL BANKING COMPANY, INC.

Date: November 12, 2009	By:	/s/ MICHAEL G. SANCHEZ
Michael G. Sanchez
Chief Executive Officer

Date: November 12, 2009	By:	/s/ PAUL R. GARRIGUES
Paul R. Garrigues
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Formal Agreement with the Comptroller of the Currency, dated August 26, 2009
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.