Form 10-K
period 2009-12-31
COASTAL BANKING CO INC
filed 2010-03-18
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————
FORM 10-K
———————
 ☑  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark if the registrant if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,895,079 based on the price at which the common stock last sold on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

2,568,707 shares of common stock were outstanding as of March 17, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders, scheduled to be held on May 26, 2010, are incorporated by reference into Part III.

PART I.

ITEM 1. BUSINESS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors.”

General

Coastal Banking Company, Inc. (the “Company”) is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for CBC National Bank (the “Bank”). The Bank commenced business on May 10, 2000 as Lowcountry National Bank. The Company acquired First National Bank of Nassau County, which began its operations in 1999, through its merger with First Capital Bank Holding Corporation on October 1, 2005. On October 27, 2006, the Company acquired the Meigs, Georgia office of the Bank through merger of Cairo Banking Co. with and into the Bank. On August 10, 2008, Lowcountry National Bank and First National Bank of Nassau County merged into one charter. Immediately after the merger, the name of the surviving bank was changed to CBC National Bank and the main office relocated to 1891 South 14th Street, Fernandina Beach, Nassau County, Florida. The Bank’s branches continue to do business under the trade names “Lowcountry National Bank,” “First National Bank of Nassau County,” and “The Georgia Bank” in their respective markets. The Bank provides full commercial banking services to customers throughout Beaufort County, South Carolina; Nassau County, Florida; and Thomas County, Georgia and is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank also has loan production offices in Savannah, Georgia and Jacksonville, Florida, as well as a wholesale mortgage banking office in Atlanta, Georgia. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

On August 26, 2009, the Bank entered into a formal agreement with the OCC (the "Agreement").  The Agreement contains certain operational and financial restrictions, which address the following items: reducing the high level of credit risk in the Bank; taking immediate and continuing action to protect the Bank’s interest in criticized assets; ensuring the Bank’s adherence to its written profit plan to improve and sustain earnings; limiting brokered deposits, excluding reciprocal CDARS, that would cause the Bank’s level of brokered deposits to be in excess of ten percent of total deposits; and establishing a Compliance Committee to monitor the Bank’s adherence to the Agreement.

Additionally on January 27, 2010, pursuant to a request by the Federal Reserve Bank of Richmond, the board of directors of Coastal Banking Company, Inc. adopted a resolution, which provides that the Company must obtain prior approval of the Federal Reserve Board before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying dividends, excluding dividends on preferred stock related to our participation in the TARP Capital Purchase Program (“CPP”).  The Company must also provide the Federal Reserve Board with prior notification before using its cash assets, unless the use of such assets is related to an investment in obligations or equity of the Bank, an investment in short-term, liquid assets, or normal and customary expenses, including regularly scheduled interest payments on existing debt.

Location and Service Area

Our primary service areas consist of the areas within a 20 mile radius of the main offices of Lowcountry National Bank in Beaufort County, South Carolina, First National Bank in Nassau County, Florida, and The Georgia Bank in Thomas County, Georgia. The primary service area of Lowcountry National Bank covers a large portion of Beaufort County, including Beaufort, Bluffton, Burton, Callawassie Island, Coosaw, Dataw Island, Harbor Island, Hilton Head Island, Hunting Island, Fripp Island, Ladys Island, Port Royal, Spring Island, St. Helena Island, and Sun City, South Carolina. The primary service area of First National Bank includes the communities of Amelia Island, Fernandina Beach, O’Neil and Yulee, Florida. First National Bank also serves the Savannah, Georgia; Atlanta, Georgia; and Jacksonville, Florida market areas through loan production offices.  The primary service area of The Georgia Bank is Thomas County, Georgia.

Lending Activities

General: We emphasize a range of lending services, including real estate, commercial and consumer loans to individuals and small- to medium-sized business and professional firms that are located in or conduct a substantial portion of their business in the Bank’s market areas.

Loan Underwriting: The fundamental objective of our underwriting policies and procedures are to establish minimum requirements for borrower creditworthiness, application documentation and credit analysis upon which a decision to extend credit is based.  The key principals of our underwriting policies are consistent across all types of loans with variations to specific procedures driven by characteristics such as the loan amount, purpose, collateral type and repayment terms.

Our underwriting policies require that we independently gather and verify sufficient documentation to establish a borrower or guarantor’s credit worthiness, level of financial reserves, capacity to repay the loan and the value of any collateral.  Credit worthiness is validated with personal or business credit reports from independent credit reporting agencies.  The level of financial reserves is established from independent verifications of deposits, investments or other assets.  Capacity to repay the loan is based on verifiable earnings capacity as shown on up to three years of financial statements and/or tax returns, banking activity levels, operating statements, rent rolls or independent verification of employment.  Finally, as to the value of collateral, we obtain appraisals from independent, professionally designated property appraisers and will make personal inspections of the subject collateral for larger balance loans.

Once the appropriate documentation has been gathered, the analysis phase of the underwriting process is completed.  This includes determination of debt to income ratios, loan to value ratios, debt coverage ratios, global cash flow analysis, stress tests to measure the impact of increasing interest rates or falling collateral values and assessment of industry specific or general economic trends on the borrower’s ability to repay the loan.  Our policy establishes minimum acceptable levels for these credit metrics based on the objective to produce investment grade loans. Further, our maximum acceptable loan to collateral value percentages are less than or equal to applicable regulatory guideline maximums.  In the case of acquisition and development loans or construction loans, we also obtain and review project budgets, periodic inspection reports by qualified engineering firms and site visits by account officers not less than quarterly.  In all cases, the underwriting documentation and analysis is completed as part of the initial credit decision process; however, for loans that involve additional extensions of credit or periodic renewals, the underwriting documentation is updated and re-analyzed not less than annually.

Our written loan underwriting policy provides general guidance on the appropriate underwriting considerations, objectives and documentation.  To augment the general policy guidance, we establish target criteria to define an acceptable level of credit underwriting risk.  It is important to note that these criteria are designated as targets rather than absolute limits to allow for a degree of judgment in the underwriting process so that consideration can be given to other compensating factors.  The following is a summary of our more critical target underwriting criteria by major loan categories in use as of December 31, 2009.  Where noted, DTI refers to debt to income ratio and NADA refers to National Automobile Dealers Association.

Loan Product Type	Max. Loan to Value	Max Loan to Cost	Min. Debt Service Coverage Ratio	Max. Term	Amortization Period
Commercial and Financial
Accounts Receivable	75% of eligible accts.	75% of eligible accts.	N/A	12 mos.	N/A
Inventory	50% of qualified inventory	50% of qualified inventory	N/A	12 mos.	N/A
Equipment	80% of cost or appraised value	80% of cost or appraised value	1.25	60 mos.	60 mos.
Real Estate – commercial
Construction	70-80%	80-90%	N/A	24 mos.	N/A
Undeveloped land	65%	65%	N/A	12 mos.	N/A
Improved lot	75%	75%	N/A	24 mos.	N/A
Land Development	80%	80%	N/A	24 mos.	N/A
Real Estate – residential
Construction	80%	100%	N/A	24 mos.	N/A
Undeveloped land	65%	65%	N/A	12 mos.	N/A
Improved lot	75%	75%	N/A	24 mos.	N/A
Land Development	80%	90%	N/A	24 mos.	N/A
Real Estate – mortgage, commercial	75%	85%	1.25	60 mos.	25 yrs.
Real Estate – mortgage, residential	80%	80%	40% DTI	30 yrs.	30 yrs.
Consumer Installment Loans
Automobiles – New	90% of Cost	90%	40% DTI	72 mos.	72 mos.
Automobiles - Used	100% of NADA loan value	100% of NADA loan value	40% DTI	60 mos.	60 mos.
Recreational Equipment	80% of cost or 90% of NADA loan value	80% of cost or 90% of NADA loan value	40% DTI	60 mos.	60 mos.
Aircraft	80% of cost	80% of cost	40% DTI	60 mos.	120 mos.
Home Equity (Term)	89%	89%	40% DTI	60 mos.	180 mos.
Home Equity Line of Credit	89%	89%	40% DTI	120 mos.	Interest Only Monthly
Other Loans
Secured by Certificates of Deposit	100%	100%	N/A	Term of C.D.	Term of C.D.
Secured by Listed Stock	70%	70%	N/A	36 mos.	36 mos.
Unsecured	N/A	N/A	36% DTI	24 mos.	24 mos.

Generally, we require a minimum credit score of 680 for secured loans and a minimum credit score of 700 for unsecured loans.

These criteria are monitored on an ongoing basis and adjusted as needed to manage the risk profile of different loan categories based on changes to economic conditions and loan category concentration levels within the Company’s overall loan portfolio.  Our policy is generally not to originate hybrid loans, which we define as loans having one or more underwriting characteristics that are inconsistent with investment grade loans, such as limited documentation, LTVs in excess of 100%, negative interest amortization, high debt to income ratios or poor borrower credit.  We have never originated payment option ARMs which allow for negative interest amortization or subprime loans, either for retention in our portfolio or for sale in the secondary market.  In the case of residential loans, we do not originate loans with any underwriting characteristic that are contrary with the underwriting guidelines of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Federal Housing Authority.

Loan Approval and Review: The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered and approved by an officers’ loan committee with a higher lending limit or the directors’ loan committee, which has the authority to approve loans up to the legal lending limit of the Bank. The Bank may not make any loans to any director, officer, or employee of the Bank that, in the aggregate, exceeds $1,000,000 unless approved by the board of directors of the Bank and made on terms not more favorable to such person than would be available to a person not affiliated with the Bank. The bank’s mortgage loan review process currently adheres to guidelines from the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and where applicable the Federal Housing Administration, but the Bank reserves the right to alter this policy in the future. The bank currently sells mortgage loans on the secondary market, but has, on occasion, chosen to hold them in the portfolio.

Lending Limits: The bank’s lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. These limits will increase or decrease as the Bank’s capital increases or decreases. Based upon CBC National Bank’s capitalization of $40,608,000 as of December 31, 2009, the Bank has a self-imposed loan limit of $6,212,000, which represents 98% of our regulatory legal lending limit of $6,339,000. Based upon the Bank’s current lending limit, unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will be unable to meet all of the lending needs of loan customers requiring aggregate extensions of credit above this limit.

Real Estate and Mortgage Loans: Loans secured by first or second mortgages on real estate make up approximately 95% of the Bank’s loan portfolio. These loans generally fall into one of three categories: commercial real estate loans, construction and development loans, or residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity loans are not included because they are classified as consumer loans, which are discussed below. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank has not in the past and does not have plans in the future to originate loans that would be considered sub-prime or that allow for negative amortization. The bank generally charges origination fees for each loan.

Real estate loans are subject to the same general risks as other loans. They are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan.

Through our wholesale mortgage banking office, we originate residential real estate loans for sale into the secondary market. We limit our interest rate and credit risk on these loans by locking the interest rate for each loan in a forward sale commitment with the secondary market investor and then selling the loan to that investor after the loan is funded.

Commercial Real Estate Loans: Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We generally require that debtor cash flow exceed 125% of monthly debt service obligations. We typically review all of the personal financial statements of the principal owners at the time we originate the loan and annually thereafter. We also require borrowers to execute personal guarantees at the time of origination. These reviews of personal financial statements generally reveal secondary sources of payment and liquidity to support a loan request.

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

Residential Real Estate Loans: Residential real estate loans generally have longer terms of up to 30 years. We offer fixed and adjustable rate mortgages in conforming loan amounts. We have a limited amount of interest only loans, but we do not offer negative amortization loans. We have limited credit risk on these loans as most are sold to third parties soon after closing.

Commercial Loans: Our bank makes loans for commercial purposes in various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

Equipment loans typically are made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. We focus our efforts on commercial loans with principal amounts less than $500,000. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal typically is repaid as the assets securing the loan are converted into cash, and in other cases principal typically will be due at maturity.  While trade letters of credit and standby letters of credit are processed by the Bank, foreign exchange services are handled through a correspondent bank as agent for the Bank.

We offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and 504 programs. These loans typically are partially guaranteed by the government, which may help to reduce the Bank’s risk. Government guarantees of SBA loans generally do not exceed 75% of the loan value.

The larger banks in the Beaufort County and Nassau County areas make proportionately more loans to medium to large-sized businesses than we do. Many of the Bank’s commercial loans are made to small- to medium-sized businesses, which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

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

Supervision And Regulation

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws and regulations are generally intended to protect depositors and not shareholders. Legislation and regulations authorized by legislation influence, among other things:

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

Coastal Banking Company, Inc.

Because the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956, as amended. As a result, we are primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As a bank holding company located in South Carolina, the South Carolina Board of Financial Institutions also regulates and monitors our operations.

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

Under the Bank Holding Company Act, if we are adequately capitalized and adequately managed, we may purchase a bank located outside of South Carolina, Georgia or Florida. However, the laws of the other state may impose restrictions on the acquisition of a bank that has only been in existence for a limited amount of time or that would result in specified concentrations of deposits. For example, South Carolina law prohibits a bank holding company from acquiring control of a bank until the target bank has been incorporated for five years. Because CBC National Bank has been chartered for more than five years, this restriction would not limit our ability to be acquired.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended.  The regulations provide a procedure for challenging the rebuttable presumption of control.

Permitted Activities. The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve Board to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve Board to become a financial holding company and must provide the Federal Reserve Board with 30 days’ written notice prior to engaging in a permitted financial activity. The Company does not meet the qualification standards applicable to financial holding companies at this time.

Support of Subsidiary Institution. Under Federal Reserve Board policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment that we give to a bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

CBC National Bank

Because the Bank is chartered as a national bank, it is primarily subject to the supervision, examination, and reporting requirements of the National Bank Act and the regulations of the OCC. The OCC regularly examines the Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Because the Bank’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations and the FDIC also has examination authority and back-up enforcement power over the Bank. The Bank is also subject to numerous state and federal statutes and regulations that affect the Bank’s business, activities, and operations.

Formal Agreement. On August 26, 2009, the Bank entered into a formal agreement with the OCC (the “Agreement”).  The Agreement contains certain operational and financial restrictions, which address the concerns identified in the Bank’s report of examination.

Under the terms of the Agreement, the Bank has prepared and provided written plans and/or reports to the regulators that address the following items: reducing the high level of credit risk in the Bank, taking immediate and continuing action to protect its interest in criticized assets, ensuring the Bank’s adherence to its written profit plan to improve and sustain earnings, limiting brokered deposits, excluding reciprocal CDARS, that would cause the Bank’s level of brokered deposits to be in excess of ten percent of total deposits, and establishing a Compliance Committee to monitor the Bank’s adherence to the Agreement.

Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under South Carolina, Georgia and Florida law, the Bank may open branch offices throughout each respective state with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in South Carolina, Georgia and Florida. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories:  Well Capitalized, Adequately Capitalized, Undercapitalized, Significantly Undercapitalized, and Critically Undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each category.

As a bank’s capital position deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2009, the Bank was considered well-capitalized.

A “well-capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure, pursuant to any written agreement, order, capital directive, or other remedial action, and significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, and a tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices, which requires certain remedial action.

An “adequately-capitalized” bank meets the required minimum level for each relevant capital measure, including a total risk-based capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 4% and a tier 1 leverage ratio of at least 4%. A bank that is adequately capitalized is prohibited from directly or indirectly accepting, renewing or rolling over any brokered deposits, absent applying for and receiving a waiver from the applicable regulatory authorities. Institutions that are not well capitalized are also prohibited, except in very limited circumstances where the FDIC permits use of a higher local market rate, from paying yields for deposits in excess of 75 basis points above a national average rate for deposits of comparable maturity, as calculated by the FDIC. In addition, an adequately-capitalized bank may be forced to comply with operating restrictions similar to those placed on undercapitalized banks.

An “undercapitalized” bank fails to meet the required minimum level for an adequately-capitalized bank. A bank that reaches the undercapitalized level, is likely subject to a formal agreement and other formal supervisory sanctions. An undercapitalized bank must submit a capital restoration plan to regulatory authorities, be closely monitored by regulatory authorities regarding its capital restoration plan, and obtain prior regulatory approval for acquisitions, branching, and new lines of business. In addition, federal and state regulators may impose on an undercapitalized bank any of the following operating and managerial restrictions, which may:

•	prohibit capital distributions;
•	prohibit payment of management fees to a controlling person;
•	require a capital restoration plan within 45 days of becoming undercapitalized;
•	restrict or prohibit asset growth, or require a bank to shrink;
•	require prior approval by the primary federal regulator for acquisitions, branching and new lines of business;
•	require sale of securities, or, if grounds for conservatorship or receivership exist, direct the bank to merge or be acquired;
•	restrict affiliate transactions;
•	restrict or prohibit all activities that are determined to pose an excessive risk to the bank;
•	require the institution to elect new directors, dismiss directors or senior executive officer or employ qualified senior executive officers to improve management;
•	prohibit the acceptance of deposits from correspondent banks;
•	require prior approval of capital distributions by holding companies;
•	require holding company divestiture of the bank, bank divestiture of subsidiaries, and/or holding company divestiture of other affiliates;
•	require the bank to take any other action the federal regulator determines will “better achieve” prompt corrective action objectives;
•	prohibit material transactions outside the usual course of business;
•	prohibit amending the bylaws/charter of the bank;
•	prohibit any material changes in accounting methods; and

A “significantly undercapitalized” bank, in addition to being subject to the restrictions applicable to undercapitalized institutions, is subject to additional restrictions on the compensation it is able to pay to its senior executive officers.

A “critically undercapitalized” bank, in addition to being subject to the restrictions applicable to undercapitalized and significantly-undercapitalized institutions, is further prohibited from doing any of the following without the prior written approval of its primary federal regulator:

•	entering into any material transaction other than in the ordinary course of business;

•	extending credit for any highly leveraged transaction;

•	amending the institution’s charter or bylaws, except to the extent necessary to carry out any other requirement of any law, regulation or order;

•	making any material change in accounting methods;

•	engaging in certain types of transactions with affiliates;

•	paying excessive compensation or bonuses;

•	paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a level significantly exceeding the prevailing rates of its competitors;

•	making any principal or interest payment on subordinated debt 60 days or more after becoming critically undercapitalized;

In addition, its primary federal regulator may impose additional restrictions on critically undercapitalized institutions consistent with the intent of the prompt corrective action regulations.  Once an institution has become critically undercapitalized, subject to certain narrow exceptions such as a material capital remediation, federal banking regulators will initiate the resolution of the institution.

FDIC Insurance Assessments. The Bank’s deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the maximum amount permitted by law.  The Bank is thus subject to FDIC deposit premium assessments. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information – supervisory risk ratings for all institutions, financial ratios for most institutions, including the Bank, and long-term debt issuer ratings for large institutions that have such ratings. In February 2009, the FDIC issued new risk-based assessment rates that took effect on April 1, 2009. For institutions assigned to the lowest risk category, the annual assessment rate ranges between 7 and 16 cents per $100 of domestic deposits. For institutions assigned to higher risk categories, the new assessment rates range from 17 to 77.5 cents per $100 of domestic deposits.  These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.

The FDIC uses the DIF to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. The FDIC must maintain the DIF within a range between 1.15 percent and 1.50 percent of all insured deposits. In order to keep the reserve ratio at no less than the statutorily mandated minimum of 1.15%, the FDIC imposed an emergency special one-time assessment of an institution’s assets minus Tier 1 capital as of June 30, 2009 that was collected on September 30, 2009. The cost of this special assessment to the Bank was $222,596.

On September 29, 2009, the FDIC announced a uniform 3 basis points increase effective January 1, 2011, and on November 12, 2009, adopted a rule requiring nearly all FDIC-insured depository institutions, including the Bank, to prepay their DIF assessments for the fourth quarter of 2009 and for the next three years on December 30, 2009.  The FDIC has indicated that the prepayment of DIF assessments is in lieu of additional special assessments, although there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future.

The FDIC may, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2009 ranged from 1.14 cents to 1.02 cents per $100 of assessable deposits. These assessments will continue until the debt matures between 2017 and 2019.

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

The Debt Guarantee Program: Under the TLGP, the FDIC guarantees certain newly issued senior unsecured debt issued by participating financial institutions through October 31, 2009. The annualized fee that the FDIC will assess to guarantee the senior unsecured debt varies by the length of maturity of the debt. For debt with a maturity of 180 days or less (excluding overnight debt), the fee is 50 basis points; for debt with a maturity between 181 days and 364 days, the fee is 75 basis points, and for debt with a maturity of 365 days or longer, the fee is 100 basis points. The Bank did not issue any debt outstanding pursuant to the program.

The Transaction Account Guarantee Program: Under the TLGP, the FDIC fully guarantees funds in non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee was originally scheduled to expire at the end of 2009, but was subsequently extended to June 30, 2010.  As a result, the new opt-out deadline was November 2, 2009.  During the original period, the FDIC imposed a 10 basis point annual rate surcharge applied to noninterest-bearing transaction deposit amounts over $250,000. For the extension period, this surcharge is between 15 and 25 basis points on an annualized basis.  Institutions will not be assessed on amounts that are otherwise insured. The Bank did not opt-out of the original or extension periods of the Transaction Account Guarantee component of the TLGP.

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains, and documents a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. “The Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the Bank’s stated policies and procedures, management’s best judgment, and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis – Critical Accounting Policies.”

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

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	National Flood Insurance Act and Flood Disaster Protection Act, requiring flood insurance to extend or renew certain loans in flood plains;

•
Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows in connection with loans secured by one-to-four family residential properties;

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

•
Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), imposing requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing;

•
sections 22(g) and 22(h) of the Federal Reserve Act which set lending restrictions and limitations regarding loans and other extensions of credit made to executive officers, directors, principal shareholders and other insiders; and

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

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

As part of the overall conduct of the business, the Company and the Bank must comply with:

•	privacy and data security laws and regulations at both the federal and state level; and

•	anti-money laundering laws, including the USA Patriot Act.

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

The minimum guideline for the ratio of total capital to risk-weighted assets, and classification as adequately capitalized, is 8%. A bank that fails to meet the required minimum guidelines is classified as undercapitalized and subject to operating and management restrictions.  A bank, however, that exceeds its capital requirements and maintains a ratio of total capital to risk-weighted assets of 10% is classified as well capitalized.

Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2009 our ratio of total capital to risk-weighted assets was 15.28% and our ratio of Tier 1 Capital to risk-weighted assets was 14.03%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies, which are intended to further address capital adequacy of the Bank. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2009, our leverage ratio was 9.36%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The OCC, the Federal Reserve, and the FDIC have authority to compel or restrict certain actions if the Bank’s capital should fall below adequate capital standards as a result of operating losses, or if its regulators otherwise determine that it has insufficient capital. Among other matters, the corrective actions may include, removing officers and directors; and assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank.

The regulatory capital framework under which the Company and the Bank operate is in a period of change with likely legislation or regulation that will revise the current standards and very likely increase capital requirements for the entire banking industry, including the Company and the Bank. The resulting capital requirements are yet to be determined. The Company and the Bank are now governed by a set of capital rules that the Federal Reserve Board and the OCC have had in place since 1988, with some subsequent amendments and revisions. These rules are popularly known as “Basel I.” Before the current financial crisis began to have a dramatic effect on the banking industry, the U.S. regulators had participated in an effort by the Basel Committee on Banking Supervision to develop Basel II. Basel II provides several options for determining capital requirements for credit and operational risk. In December 2007, the agencies adopted a final rule implementing Basel II’s “advanced approach” for “core banks” – U.S. banking organizations with over $250 billion in banking assets or on-balance-sheet foreign exposures of at least $10 billion. For other banking organizations, including the Company and the Bank, the U.S. banking agencies proposed a rule in July 2008 that would enable these organizations to adopt the Basel II “standardized approach.” The proposed rule has not been finalized. As a result of the financial crisis that has adversely affected global credit markets and increases in credit, liquidity, interest rate and other risks, in September 2009, the Treasury issued principles for international regulatory reform, which included recommendations for higher capital standards for all banking organizations to be implemented as part of a broader reconsideration of international risk-based capital standards developed by Basel II.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to the Company as the Bank’s sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders. If, in the opinion of the OCC, the Bank were engaged in or about to engage in an unsafe or unsound practice, the OCC could require that the Bank stop or refrain from engaging in the practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level, would be an unsafe and unsound banking practice.

The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed (1) the total of the Bank’s net profits for that year, plus (2) the Bank’s retained net profits of the preceding two years, less any required transfers to surplus. The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. As of the date of this Annual Report on Form 10-K, pursuant to a resolution adopted by our Board of Directors, the Company is prohibited from declaring and paying cash dividends on common shares outstanding without prior regulatory approval.

When the Company received a capital investment from the United States Department of the Treasury under the TARP CPP on December 5, 2008, the Company became subject to additional limitations on the payment of dividends. These limitations require, among other things, that (i) all dividends for the securities purchased under the TARP  CPP be paid before other dividends can be paid and (ii) the Treasury must approve any increases in common dividends for three years following the Treasury’s investment. The resolution adopted by our Board of Directors is not applicable to the declaration and payment of dividends on our preferred stock issued pursuant to the TARP CPP.

Furthermore, earlier this year, the Federal Reserve Board clarified its guidance on dividend policies for bank holding companies through the publication of a Supervisory Letter, dated February 24, 2009. As part of the letter, the Federal Reserve Board encouraged bank holding companies, particularly those that had participated in the CPP, to consult with the Federal Reserve Board prior to dividend declarations, and redemption and repurchase decisions even when not explicitly required to do so by federal regulations. The Federal Reserve Board has indicated that CPP recipients, such as the Company, should consider and communicate in advance to regulatory staff how proposed dividends, capital repurchases and capital redemptions are consistent with its obligation to eventually redeem the securities held by the Treasury. This new guidance is largely consistent with prior regulatory statements encouraging bank holding companies to pay dividends out of net income and to avoid dividends that could adversely affect the capital needs or minimum regulatory capital ratios of the bank holding company and its subsidiary bank.

Any future determination relating to our dividend policy will be made at the discretion of the Board of Directors and will depend on many of the statutory and regulatory factors mentioned above.

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

Limitations on Senior Executive Compensation

On October 22, 2009, the Federal Reserve Board issued proposed guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermined the safety and soundness of the organization. In connection with the proposed guidance, the Federal Reserve Board announced that it will review incentive compensation arrangements as part of the regular, risk-focused supervisory process. The Federal Reserve Board may take enforcement action against a banking organization if its incentive compensation arrangement or related risk management, control, or governance processes pose a risk to the safety and soundness of the organization and the organization is not taking prompt and effective measures to correct the deficiencies.

Due to the Company’s participation in the TARP Capital Purchase Program, it is subject to additional executive compensation limitations. For example, the Company must meet the following standards:

•	Ensure that senior executive incentive compensation packages do not encourage excessive risk;

•	Subject senior executive compensation to “clawback” if the compensation was based on inaccurate financial information or performance metrics;

•	Prohibit any golden parachute payments to senior executive officers; and

•	Agree not to deduct more than $500,000 from taxable income for a senior executive officer’s compensation.

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

Employees

As of December 31, 2009, we had 104 full-time employees and 13 part-time employees.

ITEM 1A. RISK FACTORS

We are subject to regulatory actions by our primary regulatory authorities to address asset quality and related issues.

We entered into a formal agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "OCC") to address asset quality and related issues. Under the terms of the Agreement, the Bank has prepared and provided written plans and/or reports to the regulators that address the following items: reducing the high level of risk in the Bank, taking immediate and continuing action to protect its interest in criticized assets, ensuring the Bank’s adherence to its written profit plan to improve and sustain earnings, limiting brokered deposits, excluding reciprocal CDARS, that would cause the Bank’s level of brokered deposits to be in excess of ten percent of total deposits, and establishing a Compliance Committee to monitor the Bank’s adherence to the Agreement. Although management continues to address the regulatory concerns cited in the Agreement, there is no assurance that we will be able to maintain compliance with the Agreement in the future. If we are unable to comply, we could be subject to other regulatory sanctions that could ultimately result in more severe penalties.

Additionally on January 27, 2010, pursuant to a request by the Federal Reserve Bank of Richmond, the Board of Directors of Coastal Banking Company, Inc. adopted a resolution which provides that the Company must obtain prior approval of the Federal Reserve Board before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying dividends, excluding dividends on preferred stock related to our participation in the TARP CPP.  The Company must also provide the Federal Reserve Board with prior notification before using its cash assets, unless the use of such assets is related to an investment in obligations or equity of the Bank, an investment in short-term, liquid assets, or normal and customary expenses, including regularly scheduled interest payments on existing debt.

Compliance with the terms of the formal agreement, including the adoption and implementation of the plans and policies discussed above, and the Resolution will require significant time and attention from our management team, which may increase our costs, impede the efficiency of our internal business processes and adversely affect our profitability in the near-term. If we are unable to implement our plans in a timely manner or otherwise comply with our commitments outlined above, or if we fail to adequately resolve any other matters any of our regulators may require us to address in the future, we could become subject to more stringent supervisory actions. The terms of any such supervisory action could have a material negative effect on our business, operating flexibility, or financial condition.

We have incurred operating losses and cannot assure you that we will be profitable in the future.

Excluding the nonrecurring charge of $10.4 million for impairment of Goodwill in 2009, we have incurred a net operating loss of $4.1 million, or $1.83 per share, for the year ended December 31, 2009 and a net loss of $4.8 million, or $1.91 per share, for the year ended December 31, 2008, due in both cases primarily to credit losses and associated costs, including a significant provision for loan losses. Although we have taken steps to reduce our credit exposure, we likely will continue to have a higher than normal level of non-performing assets and charge-offs through 2010 and into 2011, which would continue to adversely impact our overall financial condition and results of operations.

We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition and results of operations.

Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since our loans are secured by collateral, we may attempt to seize the collateral when and if customers default on their loans. However, the value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Rising delinquencies and rising rates of bankruptcy in our market area generally and among our customers specifically can be precursors of future charge-offs and may require us to increase our allowance for loan and lease losses. Higher charge-off rates and an increase in our allowance for loan and lease losses may hurt our overall financial performance if we are unable to increase revenue to compensate for these losses and may also increase our cost of funds.

Recent negative developments in the financial industry, and the domestic and international credit markets, may adversely affect our operations and results.

Negative developments since 2008 in the global credit and derivative markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in 2010. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. If these negative trends continue, our business operations and financial results will continue to be negatively affected.

The impact of the current economic environment on performance of other financial institutions in our primary market area, actions taken by our competitors to address the current economic downturn, and public perception of and confidence in the economy generally, and the banking industry specifically, may present significant challenges for us and could adversely affect our performance.

We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to real estate construction loans, we nonetheless retain direct exposure to the real estate markets, and we are affected by these events. Continued declines in real estate values and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.

The impact of recent events relating to housing and commercial real estate markets has not been limited to those directly involved in the real estate industry, but rather it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others.  All of these affected businesses have banking relationships and when their businesses suffer from recession, the banking relationship suffers as well.

In addition, the market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future.  As of December 31, 2009, approximately 95% of our loans receivable were secured by real estate.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will continue to adversely affect the value of our assets, revenues, results of operations and financial condition.  Currently, we are experiencing such an economic downturn, and if it continues, our earnings could be further adversely affected.

The overall deterioration in economic conditions may subject us to increased regulatory scrutiny in the current environment. In addition, further deterioration in national and local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses, resulting in the following other consequences:  increased loan delinquencies, problem assets and foreclosures; decline in demand for our products and services; decrease in deposits, adversely affecting our liquidity position; and decline in value of collateral, reducing our customers’ borrowing power and the value of assets and collateral associated with our existing loans. As a community bank, we are less able to spread the risk of unfavorable economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

Continued weakness in residential property values and mortgage loan markets could adversely affect us.

We have a significant number of one-to-four family residential loans, which are secured principally by single-family residences. Loans of this type are generally smaller in size and geographically dispersed throughout our market area. Losses on our residential loan portfolio are difficult to predict because of a number of variables, including interest rates, the unemployment rate, economic conditions, and collateral values. Continued weakness in the secondary market for residential lending could have an adverse impact upon our profitability. Pricing may change rapidly, impacting the value of loans in our portfolio. This weakness has been most pronounced in residential construction and development loans; however, turmoil in the mortgage markets, combined with the ongoing correction in real estate markets, could result in further price reductions in single family home prices and lack of liquidity in refinancing markets. These factors could adversely impact the quality of our residential construction and residential mortgage portfolio in various ways, including creating discrepancies in value between the original appraisal and the value at time of sale, and decreasing the value of the collateral securing our mortgage loans.

We are subject to risks in the event of certain borrower default, which could have an adverse impact on our liquidity position and results of operations.

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of certain borrower defaults, which could adversely affect our liquidity position, results of operations, and financial condition. When we sell mortgage loans, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which the loans were originated. Our whole-loan sale agreements may require us to repurchase or substitute mortgage loans in the event we breach any such representations or warranties. In addition, we may be required to repurchase mortgage loans in the event of early payment default of the borrower on a mortgage loan. While we have taken steps to enhance our underwriting policies and procedures, these steps might not be effective and might not lessen the risks associated with loans sold in the past. If repurchase demands increase, our liquidity position, results of operations, and financial condition could be adversely affected.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development, and construction loans for builders and developers. As of December 31, 2009, we had $42 million, or 15%, of our total loan portfolio represented by loans for which the related property is neither presold nor preleased. These land acquisition and development, and construction loans are considered more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks, and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio are likely to continue to increase in 2010, and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings.

The deterioration in the residential mortgage market may continue to spread to commercial real estate credits, which may result in increased financial and regulatory risks and greater losses and non-performing assets, each of which may have an adverse affect on our business operations.

The losses that were initially associated with subprime residential mortgages rapidly spread into the residential mortgage market generally.  If the losses in the residential mortgage market continue to spread to commercial real estate credits, then we may be forced to take greater losses or retain more non-performing assets.  In addition, in general commercial real estate, or CRE, is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. As of December 31, 2009, approximately 40% of our loan portfolio consisted of CRE loans.  Our agreement with the OCC requires that we continue to adhere to a written program to reduce the high level of credit risk at the Bank, including instituting procedures to strengthen credit underwriting in our CRE portfolio and, if excessive, plans to limit growth of our CRE concentration.  We could also be required to further increase our allowance for possible loan losses and capital levels as a result of CRE lending exposures, which could have an adverse impact on our results of operations and financial condition.

The amount of other real estate owned (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.

At December 31, 2008, we had a total of $5.8 million of OREO, and at December 31, 2009, we had a total of $18.2 million of OREO, reflecting a $12.4 million or 216% increase from year-end 2008 to year-end 2009.  These increases in OREO are due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market.  As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise increase.  Due to the ongoing economic crisis, the amount of OREO may continue to increase throughout 2010.  Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations.  Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

Our use of appraisals in deciding whether to make a loan on or secured by real property or how to value such loan in the future may not accurately describe the net value of the real property collateral that we can realize.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values in our market area have experienced changes in value in relatively short periods of time, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. The valuation of the property may negatively impact the continuing value of such loan and could adversely affect our operating results and financial condition.

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to materially increase our allowance, which would adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing any probable losses in our loan portfolio. Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations with us. As a result of a difficult real estate market and the deterioration of asset quality since 2008, we have increased our allowance from 1.59% of outstanding portfolio loans as of December 31, 2008 to 2.20% as of December 31, 2009.  It may be necessary to further increase our allowance during 2010. We employ an outside vendor specializing in credit risk management to evaluate our loan portfolio for risk grading, which can result in changes in our allowance for estimated loan losses. The determination of the appropriate level of the allowance for loan and lease losses involves a high degree of subjectivity and requires that significant estimates of current risk be made, using existing qualitative and quantitative information, all of which may undergo material changes. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates, that may be beyond our control, and such losses may exceed the allowance for estimated loan losses. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses. If these regulatory agencies require us to increase the allowance for estimated loan losses, it would have a negative effect on our results of operations and financial condition. Although management believes that the allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, we are consistently adjusting our loan portfolio and underwriting standards to reflect current market conditions, we can provide no assurance that our methodology will not change and that the allowance will prove sufficient to cover actual loan losses in the future.

Changes in the interest rate environment could reduce our net interest income, which could reduce our profitability.

As a financial institution, our earnings significantly depend on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes in the Federal Reserve Board’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates. In addition, any significant increase in prevailing interest rates could adversely affect our mortgage banking business because higher interest rates could cause customers to request fewer refinancings and purchase money mortgage originations.

Negative publicity about financial institutions, generally, or about the Company or the Bank, specifically, could damage our reputation and adversely impact its business operations and financial results.

Reputation risk, or the risk to our business from negative publicity, is inherent in our business. Negative publicity can result from the actual or alleged conduct of financial institutions, generally, or the Company or the Bank, specifically, in any number of activities, including corporate governance and actions taken by government regulators in response to those activities. Negative publicity can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action, any of which could negatively affect our business operations or financial results.

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses, and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, including the resolution adopted by our Board of Directors at the request of the Federal Reserve Bank of Richmond, which requires us to seek prior approval before incurring any additional debt. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets. Currently, we have access to liquidity to meet our current anticipated needs; however, our access to additional borrowed funds could become limited in the future, and we may be required to pay above market rates for additional borrowed funds, if we are able to obtain them at all, which may adversely affect our results of operations.

As of December 31, 2009, we had approximately $22 million in brokered deposits, which represented approximately 6% of our total deposits. At times, the cost of brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of brokered deposits can be volatile. In accordance with our formal agreement, we are required to limit brokered deposits, excluding reciprocal CDARS, that would cause the Bank’s level of brokered deposits to be in excess of ten percent of total deposits. This limitation, coupled with potential cost increases discussed above, could adversely affect our liquidity and ability to support demand for loans.

The FDIC Deposit Insurance assessments that we are required to pay may continue to materially increase in the future, which would have an adverse effect on our earnings.

As a member institution of the FDIC, we are assessed a quarterly deposit insurance premium. Failed banks nationwide have significantly depleted the insurance fund and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings.

On April 1, 2009, the FDIC modified the risk-based assessments to account for each institution’s unsecured debt, secured liabilities and use of brokered deposits. Starting with the second quarter of 2009, assessment rates were increased and currently range from 7 to 77.5 basis points (annualized).

On September 29, 2009, the FDIC announced a uniform 3 basis points increase effective January 1, 2011, and on November 12, 2009, adopted a rule requiring depository institutions to prepay, in lieu of further special assessments, their assessments for the fourth quarter 2009 and the three years thereafter.  Due to the recent increases in the assessment rates and the required prepayment, we were required to pay approximately $3 million to the DIF on December 30, 2009, which had an adverse affect on our liquidity.

Further increased FDIC assessment premiums, due to our risk classification, emergency assessments, or another uniform increase, could adversely impact our earnings.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed and could be dilutive to our existing shareholders, which could adversely affect our financial condition and results of operations.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support the operations at the Bank, we may need to raise capital in the future. Our ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise capital, if needed, on terms acceptable to us. If we cannot raise capital when needed, our ability to operate or further expand our operations could be materially impaired. In addition, if we decide to raise equity capital, the interest of our shareholders could be diluted.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations, including compliance with our formal agreement, is costly and restricts certain of our activities, including the declaration and payment of cash dividends to common shareholders, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth and operations.

The laws and regulations applicable to the banking industry have recently changed and may continue to change, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience as all aspects of compliance become applicable to us in 2010, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act, which could adversely affect our results of operations.

On June 17, 2009, the Obama Administration announced a comprehensive plan for regulatory reform of the financial services industry. The plan set forth five separate initiatives that will be the focus of the regulatory reform, including requiring strong supervision and appropriate regulation of all financial firms, strengthening regulation of core markets and market infrastructure, strengthening consumer protection, strengthening regulatory powers to effectively manage failing institutions and improving international regulatory standards and cooperation. The implications of this plan on our business are unclear at this time, but the plan may adversely affect our business, results of operations and the underlying value of our common stock.

Congress is likely to consider additional proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may change existing banking statutes and regulations, as well as our current operating environment significantly. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand or business and earnings.

Our ability to pay cash dividends on common stock is limited and we may be unable to pay future dividends.

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the Bank. In addition, pursuant to the resolution adopted by our Board of Directors at the request of the Federal Reserve Bank of Richmond, we are prohibited from declaring and paying cash dividends to holders of our common stock without prior regulatory approval from the Federal Reserve Board.

Finally, we have participated in the United States Department of the Treasury’s TARP CPP, our ability to pay cash dividends on common stock is further limited. Specifically, we may not pay cash dividends on common stock unless all dividends have been paid on the securities issued to the Treasury under the TARP CPP. The TARP CPP also restricts our ability to increase the amount of cash dividends on common stock, which potentially limits your opportunity for gain on your investment.

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

We have supported our capital operations by issuing a class of preferred stock to the United States Department of the Treasury under the TARP CPP. On December 5, 2008, we issued preferred stock to the Treasury under the TARP CPP totaling $9.95 million. The preferred stock has dividend rights that are senior to our common stock; therefore, we must pay dividends on the preferred stock before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution, or liquidation, the holders of our preferred stock must be satisfied before we can make any distributions to our common stockholders.

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

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract customers and expose us to greater lending risks.

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

We will face risks with respect to any future expansion and acquisitions or mergers.

We may seek to acquire other financial institutions or parts of those institutions in the future. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our main office is located at 1891 South 14th Street in Fernandina Beach, Florida. The Bank owns this 6,500 square foot main office, which is located on 1.28 acres of land. In addition, the Bank owns and occupies the office building on property adjacent to our main office for administrative use. In 2004, the Bank also purchased 1.16 acres of land at the corner of Lofton Square Boulevard and State Road 200 in Yulee, Florida for a future branch location. The Bank will be required to obtain regulatory approval before establishing a branch at this location. We conduct our banking business in Florida under the trade name First National Bank of Nassau County.

We conduct our South Carolina banking operation under the trade name “Lowcountry National Bank” through our branch locations in Beaufort, Bluffton and Port Royal. Our Beaufort, South Carolina branch is located at 36 Sea Island Parkway. The Bank owns this 5,800 square foot branch office building, which is located on 2.33 acres of land.

During 2002, the Bank established a loan production office to service the Bluffton area and in 2003 consolidated the office into a new, full-service branch at Moss Creek Village, Bluffton, South Carolina. The Bank leases the Moss Creek office under an agreement which will expire in 2013.

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

The Bank also has loan production offices in Jacksonville, Florida and Savannah, Georgia, as well as a wholesale mortgage office in Atlanta, Georgia. All of these properties are leased, with the Atlanta lease expiring in 2012, and the Savannah lease expiring in 2011. The Jacksonville location is not under a lease contract, and may be canceled at any time with three months notice

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. RESERVED

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of Coastal Banking Company, Inc. is not listed on any exchange. However, the stock is quoted on the NASDAQ OTC Bulletin Board under the symbol “CBCO.OB.” There were approximately 610 shareholders of record on December 31, 2009. The following table sets forth the high and low bid prices as quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	Years Ended December 31,
	2009		2008
	High	Low	High	Low
First quarter	$6.20	$3.25	$15.25	$12.30
Second quarter	$6.25	$3.50	$13.95	$9.00
Third quarter	$4.00	$3.25	$9.50	$4.97
Fourth quarter	$3.75	$2.56	$7.75	$5.06

Coastal Banking Company, Inc. has never declared or paid a cash dividend and does not expect to do so in the foreseeable future. The ability of Coastal Banking Company, Inc. to pay cash dividends is dependent upon receiving cash dividends from the Bank. However, federal banking regulations restrict the amount of cash dividends that can be paid to Coastal Banking Company, Inc. from the Bank. Further, pursuant to our issuance of 9,950 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the Treasury under the TARP Capital Purchase Program, the preferred stock has dividend rights that are senior to those of our common stock. In addition, pursuant to the terms under which the preferred stock was issued, there are limitations on the payment of dividends on common stock. All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the board of directors. Pursuant to a resolution adopted by our Board of Directors at the request of the Federal Reserve Bank of Richmond, the Company is prohibited from declaring or paying dividends on its common stock without prior regulatory approval.  This resolution, however, does not limit the ability of the Company to declare and pay dividends on its preferred stock issued pursuant to the TARP CPP.  Any future determination relating to our dividend policy will be made at the discretion of the Board of Directors.

The Company did not sell any unregistered shares nor did it repurchase any shares of its common stock during the fourth quarter of 2009.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Coastal Banking Company, Inc. (in this Item 7, the “Company”) is a bank holding company headquartered in Beaufort, South Carolina organized to own all of the common stock of its subsidiary, CBC National Bank (in this Item 7, “Bank”). The principal activity of the Bank is to provide banking services for its domestic markets. The Bank’s primary markets are Beaufort County, South Carolina, Nassau County, Florida, and Thomas County, Georgia. The Bank is primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and undergoes periodic examinations by this regulatory agency. The holding company is regulated by the Board of Governors of Federal Reserve System and also is subject to periodic examinations. The Bank commenced business on May 10, 2000 as Lowcountry National Bank at 36 Sea Island Parkway, Beaufort, South Carolina 29907. First National opened for business July 26, 1999 and was acquired by the Company through the merger with its holding company, First Capital Bank Holding Corporation (“First Capital”) on October 1, 2005. On October 27, 2006 the Company acquired our Meigs, Georgia office through the merger of Cairo Banking Company, a Georgia state bank with and into First National. On August 10, 2008, Lowcountry National Bank and First National Bank of Nassau County merged into one charter. Immediately after the merger, the name of the surviving bank was changed to CBC National Bank and the main office relocated to 1891 South 14th Street, Fernandina Beach, Nassau County, Florida. The Bank’s branches continue to do business under the trade names “Lowcountry National Bank,” “First National Bank of Nassau County,” and “The Georgia Bank” in their respective markets. The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Statutory Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

The following discussion describes our results of operations for 2009 as compared to 2008 and also analyzes our financial condition as of December 31, 2009 as compared to December 31, 2008. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2009 and 2008 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to continue to direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Volume/Rate Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and to help demonstrate this sensitivity we have included a “Sensitivity Analysis Table.” Finally, we have included a number of tables that provide details about our investment securities, our loans, and our deposits.

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

Forward-Looking Statements

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Potential risks and uncertainties include, but are not limited to, those described under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Note 1 in the footnotes to the consolidated financial statements at December 31, 2009 included elsewhere in this annual report.

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

Intangible assets include goodwill and other identifiable assets, such as core deposits, resulting from acquisitions. Goodwill, in this context, is the excess of the purchase price in an acquisition transaction over the fair market value of the net assets acquired. Core deposit intangibles are amortized on a straight-line basis over such assets’ estimated expected life. Goodwill is not amortized but is tested annually for impairment or at any time an event occurs, or circumstances change, that may trigger a decline in the value of the reporting unit. Such impairment testing calculations include estimates. Furthermore, the determination of which intangible assets have finite lives is subjective as is the determination of the amortization period for such intangible assets. The Company tests for goodwill impairment by determining the fair market value for each reporting unit and comparing the fair market value to the carrying amount of the applicable reporting unit. If the carrying amount exceeds fair market value the potential for the impairment exists, and a second step of impairment testing is performed. In the second step, the fair market value of the reporting units’ goodwill is determined by allocating the reporting unit’s fair market value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair market value of reporting unit goodwill is less than its carrying amount, goodwill is impaired and is written-down to its fair market value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair market value will not result in the reversal of previously recognized losses. The Company performed its annual test of impairment in the fourth quarter of 2009 and determined that the entire balance of goodwill was impaired as of December 31, 2009. The entire balance was written off against current earnings and the carrying amount of goodwill was zero as of December 31, 2009.  It is important to note that this impairment charge was a non-recurring expense that had no impact on current or future core operating earnings, cash flow, liquidity or risk based regulatory capital ratios.

Results of Operations

Overview

Net loss for 2009 was $14,536,000 or $5.88 per basic common share compared to net loss of $4,838,000 or $1.91 per basic common share in 2008. The previously noted nonrecurring charge for goodwill impairment represented $10,412,000 of the 2009 operating loss, or $4.05 per basic common share. In total, our operational results depend to a large degree on net interest income, which is the difference between the interest income received from our investments, such as loans, investment securities, and federal funds sold, and interest expense, paid on deposit liabilities and other borrowings. Net interest income was $10,944,000 for the year ended December 31, 2009 compared to net interest income of $10,048,000 for the year ended December 31, 2008.

The provision for loan losses in 2009 was $7,771,000 compared to $7,823,000 in 2008. The provision for loan losses is attributable to weakness in our real estate markets, including the housing and commercial construction industries. The Bank has a concentration in residential single-family construction loans and residential development loans in Beaufort, South Carolina, Savannah, Georgia and in northeast Florida, principally Nassau, Duval and St. Johns Counties. These loan types are typically repaid as the completed lots or homes are sold; however, the nationwide deterioration in the housing market has affected our local markets and, as a result, caused our sources of repayment to slow and accelerated the devaluation of the underlying collateral securing the loans. The provision for loan losses was increased to reflect the amount calculated by our allowance for loan losses methodology, which takes into account deteriorating economic conditions and the underlying collateral value securing many of our loans. Of the $7,771,000 provision expense for 2009, 56% was related to construction loans, 18% was related to residential mortgage loans, 13% was related to commercial mortgage loans, and 13% was related to all other loans. In addition, of that same amount, 47% of provision expense was related to loans secured by properties in Florida, 35% was related to collateral properties in South Carolina, and 18% was related to collateral properties in Georgia.

Noninterest income for the year ended December 31, 2009 totaled $7,653,000, representing a $4,510,000 increase from December 31, 2008. This increase was associated with an increase in mortgage banking income of $5,530,000, offset by a loss on Silverton Financial Services stock of $507,000, a decrease in SBA loan income of $333,000, a decrease in gain on sale of securities of $118,000, and a decrease in service charges on deposits and other service charges, commissions and fees of $106,000.

Noninterest expenses in 2009 were $27,586,000; a $14,223,000 increase compared to the 2008 amounts, primarily due to the Goodwill impairment charge of $10,412,000, the costs associated with the wholesale mortgage division in Atlanta, Georgia, an increase of $781,000 in FDIC premiums, and an increase of $712,000 in costs associated with other real estate owned. The Company’s efficiency ratio, which is a measure of total non-interest expenses as a percentage of net interest income and non-interest income, increased to 148.33% in 2009 from 101.30% in 2008 due in large part to the previously described increase in noninterest expenses.

In 2009, we recognized an income tax benefit of $2,223,000 compared to an income tax benefit of $3,156,000 in 2008. Our effective tax rate was 13.3% in 2009 and 39.5% in 2008. The fluctuation in effective tax rates reflects the impact of permanent book-to-tax differences from tax exempt income on bank owned life insurance and municipal securities, as well as non tax deductible losses in 2009 including the Goodwill impairment charge and the loss on Silverton Financial Services stock.

Net Interest Income

For the year ended December 31, 2009, net interest income totaled $10,944,000, as compared to $10,048,000 for the same period in 2008, an improvement of $896,000 or 8.9% on a year over year basis. Interest income from loans, including fees, decreased $2,126,000 to $18,192,000 for the year ended December 31, 2009. The average balance of loans was $359,541,000 in 2009 compared to $325,098,000 in 2008. The weighted average rate earned on loans was 5.06% for 2009 compared to 6.25% in 2008. Interest income from securities decreased $474,000 on a tax equivalent basis. The average balance of investments was $79,742,000 in 2009 compared to $82,401,000 in 2008. The weighted average rate earned on investments was 4.82% for 2009 compared to 5.24% in 2008. This decrease in interest income was offset by decreased interest expense, which totaled $10,812,000 for the year ended December 31, 2009, compared to $14,388,000 in 2008. The net interest margin realized on earning assets and the interest rate spread were 2.53% and 2.33%, respectively, for the year ended December 31, 2009. For the year ended December 31, 2008, the net interest margin was 2.52% and the interest rate spread was 2.12%. Yields on interest earning assets decreased during the year by 103 basis points compared to a decrease in rates on interest bearing liabilities of 123 basis points during the year.

Average Balances and Interest Rates

The table below shows the average balance outstanding for each category of interest-earning assets and interest-bearing liabilities for 2009, 2008 and 2007, and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated.

	For the Years Ended December 31,
	2009			2008			2007
(In Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans (including loan fees)	$359,541	$18,192	5.06%	$325,098	$20,318	6.25%	$282,182	$23,160	8.21%
Taxable investments	65,326	3,006	4.60%	65,702	3,328	5.07%	79,476	4,022	5.06%
Tax-free investments	14,416	836	5.80%	16,699	988	5.92%	16,239	914	5.63%
Interest-bearing deposits in other banks	1,827	2	0.11%	678	22	3.24%	1,667	89	5.34%
Federal funds sold	2,137	4	0.19%	4,674	116	2.48%	11,719	602	5.14%
Total interest-earning assets	443,247	22,040	4.97%	412,851	24,772	6.00%	391,283	28,787	7.36%
Other non-interest earning assets	37,335			30,782			33,579
Total assets	$480,582			$443,633			$424,862
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and savings	$106,662	$1,573	1.47%	$101,895	$2,442	2.40%	$123,922	$4,467	3.60%
Time	248,386	7,467	3.01%	228,355	10,117	4.43%	194,987	10,012	5.13%
Other	53,420	1,772	3.32%	40,671	1,829	4.50%	34,832	1,814	5.21%
Total interest-bearing liabilities	408,468	10,812	2.65%	370,921	14,388	3.88%	353,741	16,293	4.61%
Other non-interest bearing liabilities	27,160			27,055			26,162
Shareholders’ equity	44,954			45,657			44,959
Total liabilities and shareholders’ equity	$480,582			$443,633			$424,862
Excess of interest-earning assets over interest bearing liabilities	$34,779			$41,930			$37,542
Ratio of interest-earning assets to interest-bearing liabilities	109%			111%			111%
Tax equivalent adjustment		(284)			(336)			(311)
Net interest income		$10,944			$10,048			$12,183
Net interest spread			2.33%			2.12%			2.75%
Net interest margin			2.53%			2.52%			3.19%

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

	2009 Compared to 2008 Increase (decrease) due to changes in			2008 Compared to 2007 Increase (decrease) due to changes in
(In Thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on:
Loans (including loan fees)	$2,006	$(4,132)	$(2,126)	$3,195	$(6,037)	$(2,842)
Taxable investments	(19)	(303)	(322)	(698)	4	(694)
Non-taxable investments	(133)	(19)	(152)	26	48	74
Interest bearing deposits in other banks	14	(34)	(20)	(40)	(27)	(67)
Federal funds sold	(41)	(71)	(112)	(261)	(225)	(486)
Total interest income (tax equivalent basis)	1,827	(4,559)	(2,732)	2,222	(6,237)	(4,015)
Interest expense on:
Interest-bearing demand and savings	109	(978)	(869)	(702)	(1,323)	(2,025)
Time	827	(3,477)	(2,650)	1,583	(1,478)	105
Other	491	(548)	(57)	281	(266)	15
Total interest expense	1,427	(5,003)	(3,576)	1,162	(3,067)	(1,905)
Net interest income (tax equivalent basis)	$400	$444	$844	$1,060	$(3,170)	$(2,110)

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Company’s net interest income in general terms during periods of movement in interest rates.  In general, if the Company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period.  In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities.  Although it can be used as a general predictor, gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At December 31, 2009, the Company, as measured by gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is asset sensitive when cumulatively measured at six months and liability sensitive when cumulatively measured at one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The Company also forecasts its sensitivity to interest rate changes not less than quarterly using modeling software.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts) that are not contractually tied to an adjusting index are grouped into categories based on the Company’s historical repricing practices. Money market accounts which are contractually tied to repricing indexes reprice monthly and are grouped in the three month or less category. Many of these money market accounts are tied to a Treasury index.

At December 31, 2009
Maturing or Repricing in

(In Thousands)	3 Months or Less	4 Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Federal funds sold	$539	$—	$—	$—	$539
Deposits in other banks	708	—	—	—	708
Investment securities	11,025	1,269	31,574	23,644	67,512
Loans held for sale	50,006	—	—	—	50,006
Loans	124,567	18,081	109,655	37,356	289,659
Total interest-earning assets	186,845	19,350	141,229	61,000	408,424
Interest-bearing liabilities:
Deposits:
Savings and demand	52	51,110	55,714	1,817	108,693
Time deposits	70,835	133,678	37,828	71	242,412
FHLB advances	17,750	7,500	19,987	—	45,237
Junior subordinated debentures	3,093	—	4,124	—	7,217
Total interest-bearing liabilities	91,730	192,288	117,653	1,888	403,559
Interest sensitive difference per period	$95,115	$(172,938)	$23,576	$59,112	$4,865
Cumulative interest sensitivity difference	$95,115	$(77,823)	$(54,247)	$4,865
Cumulative difference to total interest-earning assets	23.3%	(19.1)%	(13.3)%	1.2%

At December 31, 2009, the Company had $95,115,000 more assets than liabilities repricing or maturing within three months, which indicates that the Company is asset sensitive over this time horizon. When extended out to one year, the Company had $77,823,000 more liabilities than assets repricing or maturing, indicating the Company is liability sensitive over a one-year time period.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may reflect changes in market interest rates differently. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Other factors which may affect the assumptions made in the table include options to call a security or borrowing, pre-payment rates, early withdrawal levels, and the ability of borrowers to service their debt. Management uses modeling techniques which attempt to quantify the impacts of interest rates on margin changes. These modeling techniques reflect the effects of these cited shortcomings including the effects of maturity changes that occur as a result of changes in interest rates. These modeling tools indicate that net interest margin would be slightly negatively impacted at twelve months given a 1% decrease in interest rates, and positively impacted at twelve months given a 1% increase in interest rates.

Mortgage Banking Activities

In the third quarter of 2007, First National Bank of Nassau County opened a wholesale residential mortgage lending division headquartered in Atlanta, Georgia to complement the existing retail residential mortgage lending activity conducted through other branch locations. This division originates and funds residential mortgage loans submitted by mortgage brokers and then sells these mortgage loans in the secondary market. This lending channel subjects us to various risks, including credit, liquidity and interest rate risks. We reduce unwanted credit and liquidity risks by selling virtually all of the mortgage loans originated through this division. From time to time, we may decide to hold loans originated through this division as additions to our residential real estate loan portfolio. We determine whether the loans will be held in our portfolio or sold in the secondary market at the time of origination. We may subsequently change our intent to hold loans in portfolio and subsequently sell some or all of these wholesale loans from our portfolio as part of our corporate asset/liability management strategy.

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

Interest rates impact the amount and timing of loan origination activity because consumer demand for new mortgages and the level of refinancing activity are sensitive to changes in mortgage interest rates. Typically, a decline in mortgage interest rates will lead to an increase in mortgage origination activity. Given the time it takes for consumer behavior to fully react to interest rate changes, as well as the time required for processing a new application, providing the commitment, and selling the loan, loan origination activity will lag behind interest rate changes. The amount and timing of the impact on loan origination activity will depend on the magnitude, speed and duration of the change in interest rates.

As part of our mortgage banking activities, we enter into commitments to fund residential mortgage loans by a specified future date. A mortgage loan commitment is an interest rate lock that binds us to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock, subject to the loan applicant satisfying the underwriting conditions required for approval of their loan application. These loan commitments are derivative loan commitments and the loans that result upon exercise of the loan commitments are held for sale. These derivative loan commitments are recognized at fair value in the balance sheet with changes in fair value recorded as part of mortgage banking noninterest income. We record no value for the loan commitment at inception. Subsequent to inception, however, we recognize the fair value of the derivative loan commitment based upon (i) estimated changes in the fair value of the underlying loan that would result from the exercise of that commitment and (ii) changes in the probability that the underlying loan will fund within the terms of the commitment (referred to as a pull through rate). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time.

 Outstanding derivative loan commitments expose us to the risk that the value of the loans underlying the commitments might decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. To effectively hedge this risk, we enter into forward sale contracts with secondary market investors to sell the underlying loans by a future date at an agreed upon price.  During 2008 and most of 2009 these forward sale contracts were primarily on a ‘best efforts flow’ structure. Forward sales contracts are entered into concurrently with issuance of the derivative loan commitment and carry terms that match the terms of the underlying loan commitments. As a result, these forward sales commitments will experience changes in fair value that will fully offset the changes in fair value of the derivative loan commitments.

In the later half of 2009, we expanded our loan sales strategy from primarily best efforts, flow delivery to add the use of mandatory flow deliveries, mini bulk sales, and forward mortgage backed securities deliveries through assignment of trade transactions. These alternative loan sales strategies resulted in improved execution and thereby increased gain on sale of loans.

These alternative sales strategies tend not to be as effective in hedging the interest rate risk as the concurrent flow forward sales commitments; however, we anticipate that the improved execution on the loan sales is expected to more than compensate for the slight increase in interest rate risk from using less effective hedging techniques.

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

Loans which management identifies as impaired generally will be non-performing loans. Non-performing loans include non-accrual loans or loans which are 90 days or more delinquent as to principal or interest payments. At December 31, 2009, the Company had $8,216,000 of loans that were impaired and non-performing. At December 31, 2008, the Company had $17,896,000 of impaired and non-performing loans. A loan that is on nonaccrual status may not necessarily be considered impaired if circumstances exist whereby the amount due may be collected without foreclosure and/or liquidation of collateral.

Loans exhibiting one or more of the following attributes are placed on a nonaccrual status:

a.)
Principal and/or interest is 90 days or more delinquent, unless the obligation is (i) well secured by collateral with a realizable value sufficient to discharge the debt including accrued interest in full, and (ii) in the process of collection which is reasonably expected to result in repayment of the debt or in its restoration to a current status.

b.)	A borrower’s financial condition has deteriorated to such an extent or some condition exists that makes collection of interest and/or principal in full unlikely in management’s opinion.

c.)	Foreclosure or legal action has been initiated as a result of default by the borrower on the terms of the debt.

The accrual of interest is discontinued on non-accrual loans and any previously accrued interest on such loans will be reversed against current income. Any subsequent interest income is recognized on a cash basis when received unless collectability of a significant amount of principal is in serious doubt. In such cases, collections are credited first to the remaining principal balance on a cost recovery basis. An impaired loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed for a reasonable period of time, typically six months.

Potential Problem Loans

Management identifies and maintains a list of potential problem loans. These are loans that are not included in non-accrual status, or loans that are past due 90 days or more and still accruing interest. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Bank’s portfolio.  At December 31, 2009, the Company had $17,391,000 of potential problem loans.  Potential problem loans at December 31, 2008 were $39,055,000.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $7,771,000 for the year ended December 31, 2009 as compared to $7,823,000 for the year ended December 31, 2008. On a year over year basis, the provision expense appears largely unchanged, down by less than 1% or $53,000.  However, in the fourth quarter of 2008, we incurred $6,554,000, or 84% of the total annual provision expense in 2008.  Compared to the final quarter of 2008, the quarterly provision expense in each of the four quarters of 2009 were significantly lower, running from a high of $2,930,000 in the first quarter to a low of $1,226,000 in the third quarter of 2009.  Despite the improvement from the final quarter of 2008, the elevated levels in the provision for loan losses is attributable to continued weakness in our real estate markets, primarily related to the housing industry. The Bank has a concentration in residential single-family construction loans and residential development loans in Beaufort, South Carolina, Savannah, Georgia and in northeast Florida, principally Nassau, Duval and St. Johns Counties These loan types are typically repaid as the completed lots or homes are sold; however, the nationwide deterioration in the housing market caused our sources of repayment to slow and accelerated the devaluation of the underlying collateral securing many of our loans. The provision for loan losses reflects the amount calculated by our allowance for loan losses methodology, which takes into account deteriorating economic conditions and the underlying collateral value of some of our loans.

The loan portfolio decreased by $14,760,000 during the year ended December 31, 2009 as compared to an increase of $23,128,000 in 2008. The allowance for loan losses was 2.20% of gross loans at December 31, 2009 as compared to 1.59% at December 31, 2008. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of earnings. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio. The allowance for loan losses represents an amount, which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based upon a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. To the extent that the recovery of loan balances has become collateral dependent, we obtain appraisals not less than annually, and then we reduce these appraised values for selling and holding costs to determine the liquidated value.  Any shortfall between the liquidated value and the loan balance is charged against the allowance for loan losses in the month the related appraisal was received. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs can reduce this allowance. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, commercial and residential real estate market trends, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

We allocate the allowance for loan losses to specific categories of loans in our portfolio. See the table below for the allocation of loan losses and for a history of charge-offs by loan category, which may or may not be indicative of future charge-offs by category.

Allocation of the Allowance for Loan Losses

	December 31,
	2009		2008		2007		2006		2005
(In Thousands)	Amount	% of Loans in Category	Amount	% of Loans in Category	Amount	% of Loans in Category	Amount	% of Loans in Category	Amount	% of Loans in Category
Commercial, Financial and Agricultural	$346	4%	$252	3%	$284	4%	$107	4%	$226	5%
Real Estate—Construction	741	24	764	32	1,048	46	1,864	47	760	39
Real Estate—Mortgage	4,223	71	2,566	63	1,999	48	1,350	47	342	54
Consumer	351	1	264	2	239	2	62	2	50	2
Unallocated	707	—	987	—	83	—	92	—	1,485	—
Total	6,386	100%	$4,833	100%	$3,653	100%	3,475	100%	2,863	100%

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

The following table summarizes information concerning the allowance for loan losses:

	For the Years Ended December 31,
(In Thousands)	2009	2008	2007	2006	2005
Loans outstanding, end of year	$289,659	$304,419	$281,291	$291,820	$242,369
Average loans outstanding	$301,931	$302,461	$282,182	271,414	141,989
Allowance, beginning of year	4,833	3,653	3,475	2,863	1,137
Charge-offs:
Commercial, financial and industrial	599	249	73	95	—
Real estate—construction	3,831	5,346	1	—	—
Real estate—mortgage	1,828	1,002	54	—	—
Consumer	6	66	25	27	56
Total charge-offs	6,264	6,663	153	122	56
Recoveries:
Commercial, financial and industrial	2	16	19	—	6
Real estate—construction	10	—	—	—	—
Real estate—mortgage	19	—	—	—	—
Consumer	15	4	2	7	—
Total recoveries	46	20	21	7	6
Net charge-offs	6,218	6,643	132	115	50
Allowance brought forward in merger				—	1,396
Additions charged to operations	7,771	7,823	310	727	380
Allowance, end of year	$6,386	$4,833	$3,653	$3,475	$2,863
Ratio of net charge-offs during the period to average loans outstanding during the period	2.06%	2.20%	0.05%	0.04%	0.04%
Allowance for loan losses to loans, end of year	2.20%	1.59%	1.30%	1.19%	1.18%

The following table summarizes past due and non-accrual loans, other real estate and repossessions, and income that would have been reported on non-accrual loans as of December 31, 2009, 2008, 2007, 2006 and 2005:

	December 31,
(In Thousands)	2009	2008	2007	2006	2005
Other real estate and repossessions	$18,176	$5,756	$340	$—	$—
Accruing loans 90 days or more past due	105	801	69	10	—
Non-accrual loans	13,754	18,213	2,018	86	130
Interest on non-accrual loans which would have been reported	727	602	104	13	6

Noninterest Income

Noninterest income was $7,653,000 for the year ended December 31, 2009, which was an increase of $4,510,000 or 143% from $3,143,000 earned during the year ended December 31, 2008. The largest factor in this year over year improvement occurred in mortgage banking income, which was $6,683,000 for the year ended December 31, 2009 compared to $1,153,000 for the year ended December 31, 2008. This increase to mortgage banking income was driven almost entirely by the results of the wholesale mortgage origination business in Atlanta, which is discussed in further detail below.

Service charges on deposit accounts decreased by 23% or $168,000 to a level of $566,000 for the year ended December 31, 2009. SBA loan income decreased by 67% or $333,000 to $164,000 for 2009 compared to $497,000 during 2008. This decline in SBA loan income reflects the impact of a severe contraction in the volume and profit margins related to SBA loan sales during 2009.

During the first quarter of 2009, we recorded a loss on our investment in Silverton Financial Services stock of $507,000. During the second quarter of 2009, we recorded a gain of $99,000 on tender of one of our investment securities held to maturity. In the third quarter of 2009, sales of securities available for sale contributed a non-recurring gain of $1,000, compared to a non-recurring gain of $219,000 from the sale of securities during the year ended December 31, 2008.

Noninterest Expense

Total noninterest expense for the year ended December 31, 2009, including a non-recurring goodwill impairment charge of $10,412,000, was $27,586,000 as compared to $13,363,000 for 2008.  Excluding the impact of the goodwill impairment, total noninterest expense was $17,174,000 for the year ended December 31, 2009 for an increase of $3,811,000 or 29% from 2008, due largely to increased costs associated with higher wholesale lending volume, asset quality expenses and FDIC insurance assessment expense.

Salaries and benefits, the next largest component of non-interest expense, totaled $8,002,000 for the year ended December 31, 2009, compared to $6,433,000 for the same period a year ago for an increase of $1,569,000. Excluding the wholesale mortgage banking division, the community banking division experienced a decrease in salaries and benefits of $1,103,000 during 2009 compared to 2008.

Other operating expenses, excluding the Goodwill impairment charge and salaries and benefits, were $9,173,000 for the year ended December 31, 2009 as compared to $6,930,000 for the year ended December 31, 2008. The major components of the $2,243,000 increase in other operating expenses included an increase of $712,000 for expenses related to other real estate owned, an increase of $781,000 in FDIC insurance assessment premiums, and an increase of $707,000 in loan collection related expenses.

Income Taxes

In 2009, we recognized an income tax benefit of $2,223,000 compared to an income tax benefit of $3,156,000 in 2008. Our effective tax rate was 13.3% in 2009 and 39.5% in 2008. The fluctuation in effective tax rates reflects the impact of permanent book-to-tax differences from tax exempt income on bank owned life insurance and municipal securities, as well as non tax deductible losses in 2009 including the Goodwill impairment charge and the loss on Silverton Financial Services stock.

The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC 740, Income Taxes). On January 1, 2009, the Company adopted the recent accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The income tax accounting guidance results in two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold includes an assessment of the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

At December 31, 2008 the balance of the deferred tax asset was $864,000.  The Company had sufficient tax expenses paid in prior years that this tax asset was available to apply as a net operating loss carry back to generate a refund of previously paid taxes in the amount of $2,867,000.  Accordingly there was no need to record a valuation allowance against that deferred tax asset balance as of December 31, 2008.

At December 31, 2009 the balance of the deferred tax asset was $3,287,000.  To the extent that the Company generates taxable income in future periods, the balance of this account will be available to offset the tax liability on such future taxable income.  We regularly evaluate the deferred tax asset positions by considering both the negative and positive indicators in assessing the likelihood that the Company will realize the deferred tax asset through future taxable operating income.

The cumulative loss incurred by the Company in 2008 and 2009 was the primary negative factor considered by management.  Additionally, general economic conditions in the Company’s primary markets and the potential for ongoing weakening asset quality were also evaluated as potential negative factors.

Offsetting these negative factors were numerous positive factors considered by management including:

•
Prior to the losses in 2008 and 2009 from asset quality costs, the Company had a history of consistent earnings with cumulative pretax net income of $13,879,000 for the five year period ending December 31, 2007.

•
Over the last four fiscal quarters, asset quality indicators have stabilized and improved while core earnings have increased to levels last attained in 2007, so it appears more likely than not that over the next two to five years taxable income will return to levels approaching those prior to 2008.

•
The Board of Directors has authorized management to liquidate all bank owned life insurance policies in 2010 which is expected to consume up to $442,000 of the deferred tax asset during the first quarter of 2010.  Additionally, the proceeds from liquidation of these policies will be available to fund mortgage loans available for sale, shifting approximately $280,000 of annual tax exempt earnings to a like amount of taxable earnings available to offset the deferred tax asset.

•
The existing portfolio of marketable securities had an unrealized mark to market gain as of December 31, 2009 of $1,938,000 which could consume up to $659,000 of the deferred tax asset if the decision was made to sell securities from this portfolio and replace them with current market rate securities.

•
In January 2010 we sold approximately $3.9 million of tax exempt municipal bonds, generating a taxable gain of $133,000 and providing the opportunity to reinvest the proceeds of sale into securities that generate taxable income.

Based on the above analysis, management believes that the positive factors outweigh the negative factors and, as a result, we can expect that it is more likely than not that the Company will realize the deferred tax asset over the allowable carry forward periods through future operating income and implementation of tax strategies as described above.  Accordingly, no deferred tax valuation allowance has been recorded as of December 31, 2009.  However, if an unanticipated event occurred that materially reduced pre-tax and taxable income in future periods, the establishment of a valuation allowance may become necessary.

Wholesale Mortgage Banking Division

The primary source of direct income generated by this division is mortgage banking income which was $6,487,000 for the year ended December 31, 2009 compared to $983,000 for 2008. Attractive mortgage rates caused a surge in mortgage loan refinancing during the first half of 2009, leading to above average volume at the wholesale mortgage banking division, and thus, above average gains on sales.  The direct noninterest expenses incurred by the wholesale division were $4,189,000 for the year ended December 31, 2009, an increase of $3,101,000 over 2008 expenses of $1,088,000.  The largest contributor to this increase was in salaries and benefits, which were $3,035,000 for 2009 compared to $364,000 during 2008, and largely reflect the higher commissions paid as a result of the increased volume of loan originations in 2009 compared to 2008.

Beyond the impact of the noninterest income and expense from this division, the Bank earns interest income at the respective note rates on the balance of loans originated by the division from the time the loan is funded until it is sold to a secondary market investor. The average outstanding daily balance of wholesale residential mortgage loans available for sale was $56,486,000 during 2009 and $22,149,000 during 2008. The interest income earned on these loans available for sale was $2,880,000 and $1,310,000 during the year ended December 31, 2009 and 2008, respectively.

Financial Condition

Total assets decreased from $476,830,000 at December 31, 2008 to $463,097,000 at December 31, 2009. The primary source of the decrease in assets was in our investment portfolio which decreased $21,945,000 during 2009. Also, loans decreased $14,760,000 during 2009, while loans held for sale increased $18,601,000 during the year. Goodwill decreased $10,412,000 due to being fully charged off during the fourth quarter of 2009.  Other real estate owned increased $12,425,000, and other assets increased $5,505,000. The increase in other assets was made up of a $2,548,000 increase in loan sales receivable and the prepayment of $3,112,000 in FDIC insurance assessments. Total deposits increased $6,225,000 from the December 31, 2008 balance of $362,656,000 to $368,881,000 at December 31, 2009.

Interest-Earning Assets

Loans

Gross loans totaled $289,659,000 at December 31, 2009, a decrease of $14,760,000, or 4.9%, since December 31, 2008. We continue to work to reduce our exposure to higher risk loans as evidenced by the $30,578,000, or 34.69%, decline in the balance of real estate commercial construction loans during 2009.  This decline was partially offset by growth in real estate mortgage, residential loans, which increased $9,396,000, or 9.07%, to $112,984,000 at December 31, 2009 and growth in real estate mortgage, commercial loans, which increased $9,966,000, or 12.25%, to $91,326,000 at December 31, 2009.  Balances and nonaccrual levels within the major loans receivable categories as of the last five year end periods were as follows:

	Loan Portfolio Mix as of December 31,
(In Thousands)	2009		2008		2007		2006		2005
Commercial and financial	$10,956	4%	$10,294	3%	$10,235	4%	$13,053	4%	$11,458	5%
Agricultural	319	—%	326	—%	519	—%	55	—%	58	—%
Real estate – construction, commercial	57,573	20%	88,151	29%	111,988	40%	121,791	42%	80,915	33%
Real estate – construction, residential	13,063	4%	15,166	5%	17,619	6%	16,250	6%	14,542	6%
Real estate – mortgage, farmland	—	—%	199	—%	94	—%	14	—%	18	—%
Real estate – mortgage, commercial	91,326	32%	81,360	27%	68,281	24%	72,001	25%	63,648	26%
Real estate – mortgage, residential	112,984	39%	103,588	34%	68,772	25%	64,334	22%	65,999	27%
Consumer installment loans	3,293	1%	5,223	2%	2,626	1%	3,339	1%	4,386	2%
Other	145	—%	112	—%	1,157	—%	983	—%	1,345	1%
	$289,659		$304,419		$281,291		$291,820		$242,369

	Loans on Nonaccrual as of December 31,
(In Thousands)	2009		2008		2007		2006		2005
Commercial and financial	$40	—%	$3	—%	$—	—%	$49	57%	$—	—%
Agricultural	319	2%	326	2%	—	—%	—	—%	—	—%
Real estate – construction, commercial	6,836	50%	14,479	80%	1,498	74%	—	—%	—	—%
Real estate – construction, residential	526	4%	249	1%	—	—%	—	—%	—	—%
Real estate – mortgage, farmland	—	—%	—	—%	—	—%	—	—%	—	—%
Real estate – mortgage, commercial	2,831	21%	2,424	13%	502	25%	—	—%	130	100%
Real estate – mortgage, residential	3,198	23%	718	4%	—	—%	—	—%	—	—%
Consumer installment loans	4	—%	14	—%	18	1%	37	43%	—	—%
Other	—	—%	—	—%	—	—%	—	—%	—	—%
	$13,754		$18,213		$2,018		$86		$130

As of December 31, 2009, maturities of loans in the indicated classifications were as follows:

(In Thousands)	Real Estate - Construction	Real Estate – Mortgage, Commercial	Real Estate – Mortgage, Residential	All Other Loans	Total
Maturity
Within 1 year	$35,631	$20,375	$13,427	$7,937	$77,370
1 to 5 years	26,021	38,066	20,285	4,708	89,080
Over 5 years	8,984	32,885	79,182	2,068	123,119
Totals	$70,636	$91,326	$112,894	$14,713	$289,569

As of December 31, 2009, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows:

(In Thousands)	Fixed Interest Rates	Variable Interest Rates	Total
Real estate – construction
Within 1 year	$29,947	$5,684	$35,631
1 to 5 years	19,691	6,330	26,021
Over 5 years	2,362	6,622	8,984
Real estate – mortgage, commercial
Within 1 year	18,544	1,831	20,375
1 to 5 years	35,643	2,423	38,066
Over 5 years	4,077	28,808	32,885
Real estate – mortgage, residential
Within 1 year	9,583	3,844	13,427
1 to 5 years	15,135	5,150	20,285
Over 5 years	24,277	54,905	79,182
All other loans
Within 1 year	6,001	1,936	7,937
1 to 5 years	4,349	359	4,708
Over 5 years	1,207	861	2,068
	$170,816	$118,753	$289,569

Risk Elements in the Loan Portfolio

As addressed above, loans on nonaccrual status decreased by $4,459,000, or 24.5%, from $18,213,000 at December 31, 2008 to $13,754,000 at December 31, 2009.  We believe this reduction in the level of nonaccrual loans may be a positive sign that asset quality degradation may be approaching a point of stabilization. In addition to the level of loans on nonaccrual status, there are a number of other portfolio characteristics that management monitors and evaluates to assess the risk profile of the loan portfolio.  The following is a summary of risk elements in the loan portfolio:

	Loans with Interest Only Payments
	December 31, 2009		December 31, 2008
Commercial and financial	$6,330,000	7%	$5,058,000	5%
Real estate – construction, commercial	30,230,000	35%	49,795,000	49%
Real estate – construction, residential	6,872,000	8%	6,902,000	7%
Real estate – mortgage, commercial	15,899,000	19%	11,506,000	11%
Real estate – mortgage, residential	24,481,000	29%	25,703,000	25%
Consumer installment loans	1,402,000	2%	2,839,000	3%
Other	145,000	––%	23,000	––%
Gross loans	$85,359,000		$101,826,000

As shown above, we have a moderate concentration of interest only loans in our portfolio, and such loans are generally regarded as carrying a higher risk profile than fully amortizing loans.  It is important to note that none of the interest only loans in our portfolio allow negative amortization, nor do we have any loans with capitalized interest reserves.

	Geographic Concentration of Loan Portfolio
	December 31, 2009
	Florida	Georgia	South Carolina	Other
Commercial and financial	$6,335,000	$569,000	$3,938,000	$114,000
Agricultural	––	319,000	––	––
Real estate – construction, commercial	19,018,000	8,775,000	29,780,000	––
Real estate – construction, residential	3,786,000	429,000	8,789,000	59,000
Real estate – mortgage, farmland	––	––	––	––
Real estate – mortgage, commercial	35,505,000	11,949,000	43,872,000	––
Real estate – mortgage, residential	46,989,000	21,788,000	39,803,000	4,404,000
Consumer installment loans	1,119,000	602,000	1,555,000	17,000
Other	––	145,000	––	––
Gross loans	$112,752,000	$44,576,000	$127,737,000	$4,594,000

	Geographic Concentration of Loan Portfolio
	December 31, 2008
	Florida	Georgia	South Carolina	Other
Commercial and financial	$5,732,000	$535,000	$3,889,000	$138,000
Agricultural	––	326,000	––	––
Real estate – construction, commercial	31,675,000	22,338,000	34,138,000	––
Real estate – construction, residential	5,279,000	1,875,000	7,949,000	63,000
Real estate – mortgage, farmland	––	––	199,000	––
Real estate – mortgage, commercial	31,988,000	12,020,000	37,352,000	––
Real estate – mortgage, residential	33,595,000	30,500,000	37,360,000	2,133,000
Consumer installment loans	2,824,000	261,000	2,032,000	106,000
Other	87,000	2,000	23,000	––
Gross loans	$111,180,000	$67,857,000	$122,942,000	$2,440,000

We also monitor and evaluate several other loan portfolio characteristics at a total portfolio level rather than by major loan category.  These characteristics include:

Junior Liens – Loans secured by liens in subordinate positions tend to have a higher risk profile than loans secured by liens in the first or senior position.  At December 31, 2009 the Company held $22,588,000 of loans secured by junior liens which represents approximately 7.8% of the total net portfolio of loans.  Historical loss experience as measured by net loan charge offs was $561,000 in the year ended December 31, 2009 for all loans secured by junior liens for an annualized loss rate of 2.5%.

High Loan to Value Ratios – Typically the Company will not originate a new loan with a loan to value (LTV) ratio in excess of 100%.  However declines in collateral values can result in the case of an existing loan renewal with an LTV in excess of 100% based on the current appraised value of the collateral.  In such cases the borrower may be asked to pledge additional collateral or to renew the loan for a lesser amount.  If the borrower lacks the ability to pay down the loan or provide additional collateral, but has the ability to continue to service the debt, the loan will be renewed with an LTV in excess of 100%.  At December 31, 2009 the loan portfolio included 22 loans with a balance of $10,244,000, or 3.5% of the net loan portfolio with current loan to value ratios in excess of 100%.

Restructured Loans – The Company has followed a conservative approach by classifying any loan as restructured whenever the terms of a loan were adjusted to the benefit of any borrower in financial distress, regardless of the status of the loan at the time of restructuring.  There are two primary categories of restructured loans based on the status and condition of the loan at the time of any such restructure, and these categories present very different risk profiles.

The first category is identified as performing restructured loans, which includes loans that are on accrual status because they were current or less than 90 days past due at the time of restructure.  In many cases the borrower has never been delinquent, but for various reasons is experiencing financial distress that raises a doubt about the borrower’s continued ability to make payments under current terms. By adjusting the terms of the loan to better fit the borrower’s current financial condition, expectations are that this loan will avoid a future default.  For regulatory purposes, these loans are only reported as restructured during the fiscal year in which the restructure occurred, after which the designation as a restructured loan is removed provided the borrower is paying in accordance with the restructured loan terms.

The second category is identified as nonperforming restructured loans, which is made up of loans that were in default at the time the loan terms were restructured.  The expectation is that by adjusting the terms of such loans, the borrower may begin to make payments again based on the improved loan terms.  These loans will stay on nonaccrual status as restructured loans until the borrower has demonstrated a willingness and ability to make payments in accordance with the new loan terms for a reasonable length of time, typically six months.  Once these loans are returned to accrual status, they will be reported as performing restructured loans until the end of the fiscal year in which they were returned to accrual status after which the designation as a restructured loan is removed.

Although we have limited experience with respect to restructured loans, it appears that performing restructured loans perform better than non performing restructured loans, as evidenced by a lower delinquency recidivism rate. At December 31, 2009, the Company had 28 performing restructured loans with a balance of $16,041,000, of which 100 percent are current and paying in accordance with restructured terms, and 7 nonperforming restructured loans with a balance of $3,701,000, of which 100 percent are current and paying in accordance with the restructured terms.  In total, as of December 31, 2009, these 35 restructured loans with a total balance of $19,742,000 represented 6.8% of the net loan portfolio balance.

Criticized or Classified Loans – Management evaluates all loan relationships periodically in order to assess the financial strength of the borrower and the value of any underlying collateral.  Loans that are found to have a potential or actual weakness are identified as criticized or classified and subject to increased monitoring by management.  This typically includes frequent contact with the borrower to actively manage the borrowing relationship as needed to rehabilitate or mitigate the weakness identified.  At December 31, 2009 the Company had $52,808,000 in loans that were internally criticized or classified of which $40,739,000 or 77% were either current or less than 30 days past due.

Loan Portfolio Performance Trends

Management monitors and evaluates several key metrics that provide indications of the risk profile within the loan portfolio.  By following the trends in these key metrics we are able to establish patterns of improving or worsening performance in order to adjust our portfolio management and loss mitigation actions as needed.  A discussion of the metrics tracked and recent trends follows:

(in thousands)	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Portfolio loans, gross	$289,659	$299,270	$305,669	$305,240	$304,419	$310,869	$307,861	$296,497

Loans past due > 30 days and still accruing interest	$2,032	$2,832	$3,345	$2,782	$9,765	$7,322	$3,417	$3,841

Loans on nonaccrual	$13,754	$23,903	$25,925	$24,336	$18,213	$9,639	$5,005	$1,929
(as a % of loans, gross)	4.75%	7.99%	8.48%	7.97%	5.98%	3.10%	1.63%	0.65%

Net loan charge offs (recoveries)	$2,072	$1,485	$473	$2,188	$6,195	$279	$(1)	$170
(as a % of loans, gross)	0.72%	0.50%	0.15%	0.72%	2.04%	0.09%	0.00%	0.06%

Loans past due > 30 days and still accruing interest has proven to be a useful leading indicator of directional trends in future loan losses. As the level of this metric rises, expectations are for a comparable increase in loans moving into a nonaccrual status and ultimately foreclosure resulting in increased losses. This pattern can be observed in the schedule above where increases in loans past due > 30 days and still accruing are followed in future quarters with the same directional changes in the level of loans on nonaccrual.  The Company realized a 79% decline in loans past due > 30 days and still accruing interest from $9,765,000 at December 31, 2008 to $2,032,000 at December 31, 2009. While management does not expect to see a decline in loans on nonaccrual of a similar magnitude in the immediate future, we believe this metric may indicate that the weakening trend in loan quality experienced during 2008 and 2009 may be reaching a point of stabilization and possible improvement.

Loans on nonaccrual has been another leading indicator of potential future losses from loans. We typically place loans on nonaccrual status when they become 90 days past due. In addition to the interest lost when a loan is placed on nonaccrual status, there is an increased probability of a loan on nonaccrual moving into foreclosure with a potential loss outcome. As shown in the table above, the level of loans on nonaccrual was approximately $2 million at the end of the first quarter of 2008. Beginning with the quarter ended June 30, 2008 this metric began to increase significantly, approximately doubling in each of the remaining three fiscal quarters of 2008.  At June 30, 2009 the level of loans on nonaccrual reached a peak of $25,925,000, an increase of 42% from $18,213,000 at December 31, 2008. The quarterly rate of increase of loans on nonaccrual since March 31, 2008 was 159%, 93% and 89% at the end of the second, third and fourth fiscal quarters of 2008, respectively. The rate of increase in the first quarter of 2009 was only 34%, followed by a rate of increase of 7% in the second quarter of 2009, and then decreases of 8% and 42% in the third and fourth quarters of 2009, respectively.  Management is encouraged by two consecutive quarters of a decline in the level of nonaccrual loans after five consecutive fiscal quarters of increasing nonaccrual loans. We believe this linked quarter decrease in the level of loans on nonaccrual is another positive sign that asset quality degradation may be approaching a point of stabilization.

Net Loan Charge offs or recoveries reflect our practice of charging recognized losses to the allowance and adding subsequent recoveries back to the allowance. During the three months ended December 31, 2009, we recorded charge offs net of recoveries of $2,072,000. Although this amount was an increase from the $1,485,000 in net charge offs recorded during the prior quarter ended September 30, 2009, it represents a significant reduction of 67% from the $6,195,000 net charge offs during the same quarter in the prior year.

Prior to the fourth fiscal quarter of 2008, we had very little charge off activity, and therefore, have little historical information upon which to base our current estimates. Accordingly, we continue to assess the implications of trends in recent charge off activity on potential future losses. The recent volatility in the level of quarterly net loan charge offs or recoveries makes it difficult to identify a specific trend or establish reliable future expectations. As a result, there can be no assurance that charge offs of loans in future periods will not increase or exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. Thus, there is a risk that substantial additional increases in the allowance for loan losses could be required, which would result in a decrease in our net income and possibly our capital.

In addition to considering the metrics described above, we evaluate the collectability of individual loans, the balance of impaired loans, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans and a review of specific problem loans. Based on this process and as shown below, the provision charged to expense was $2,125,000 for the three months ended December 31, 2009, as compared to $6,554,000 for the three months ended December 31, 2008. On a consecutive quarter basis, this provision level was $859,000, or 68%, higher than the $1,266,000 provision charged to expense during the quarter ended September 30, 2009.

(in thousands)	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Provision during quarter ended	$2,125	$1,266	$1,450	$2,930	$6,554	$250	$896	$123

Provision added in excess of net charge offs	$53	$(219)	$977	$742	$359	$(29)	$897	$(47)

Allowance for loan losses	$6,386	$6,306	$6,525	$5,575	$4,833	$4,474	$4,503	$3,606
(as a % of loans, gross)	2.20%	2.11%	2.13%	1.83%	1.59%	1.44%	1.46%	1.22%

The difference between the amount of the provision for loan losses and net loan charge offs will result in expansion or shrinkage to the level of the allowance for loan losses. As shown above, during the three months ended December 31, 2009 the current provision for loan losses of $2,125,000 was more than net charge offs against the allowance of $2,072,000 by $53,000.  The result was an increase to the allowance for loan losses by $80,000 to a level of $6,386,000, or 2.20% of gross loans outstanding at December 31, 2009, as compared to $4,833,000, or 1.59% of gross loans outstanding at December 31, 2008.

From a historical perspective, through the first quarter of 2008, while the level of loans on nonaccrual was relatively stable, the allowance for loan losses was maintained in the range of 1.2% to 1.3%. However, with the uptick in loans on nonaccrual during the quarter ended June 30, 2008, it was determined that an increase to the allowance level was appropriate given the projected increased risk of loss, and the allowance was increased to a range of 1.4% to 1.5% for the second and third fiscal quarters of 2008. The weakening of the loan portfolio performance continued into the final quarter of 2008 and first quarter of 2009 with actual loss levels that exceeded projections from earlier in 2008, resulting in the decision to increase the allowance level further, to the range of 1.6% to 1.8%. The most recent three quarters reflect further analysis and projections of potential loan losses in the Bank’s existing portfolio, and as a result, represents a further increase in the allowance level to in excess of 2% of gross loans outstanding.

Management is encouraged by the recent trends in the asset quality metrics discussed above, as these seem to be pointing to the possibility that the asset quality deterioration over the last two years may be reaching a point of stabilization and improvement.  Despite these recent favorable trends, management acknowledges that future asset quality results may vary from our estimates and expectations, resulting in negative asset quality metrics which could have a material adverse effect on our results of operations and financial condition.

Other Real Estate Owned

Other real estate owned represents collateral property taken back from borrowers in partial or full satisfaction of their defaulted debt obligation to the Company.  We track our historical experience of loans that ultimately convert to other real estate owned by major loan category and by geographic exposure as shown on the following tables:

	December 31, 2009
	Florida	Georgia	South Carolina	Total
Real estate – construction, commercial	$997,000	$––	$208,000	$1,205,000
Real estate – construction, residential	7,266,000	5,370,000	1,492,000	14,128,000
Real estate – mortgage, commercial	567,000	––	808,000	1,375,000
Real estate – mortgage, residential	305,000	391,000	772,000	1,468,000
	$9,135,000	$5,761,000	$3,280,000	$18,176,000

	December 31, 2008
	Florida	Georgia	South Carolina	Total
Real estate – construction, commercial	$1,308,000	$1,482,000	$922,000	$3,712,000
Real estate – construction, residential	55,000	––	––	55,000
Real estate – mortgage, commercial	––	––	422,000	422,000
Real estate – mortgage, residential	––	––	1,562,000	1,562,000
	$1,363,000	$1,482,000	$2,906,000	$5,751,000

	December 31, 2007
	Florida	Georgia	South Carolina	Total
Real estate – construction, commercial	$––	$––	$––	$––
Real estate – construction, residential	––	––	––	––
Real estate – mortgage, commercial	209,000	110,000	––	319,000
Real estate – mortgage, residential	––	––	––	––
	$209,000	$110,000	$––	$319,000

During the year ended December 31, 2009 we sold a total of 31 other real estate owned properties with a total book value of $6,872,000.  The net proceeds from these sales were $6,675,000, which resulted in a net recovery of approximately 73.4% of the original loan amounts and 97.1% of the book value of the other real estate sold.

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

Investment Securities

Investment securities decreased to $62,515,000 at December 31, 2009 from $84,461,000 at December 31, 2008.

The following table presents the investments by category:

	December 31,
	2009		2008		2007
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
U.S. Government and federal agencies	$—	$—	$—	$—	$2,998	$2,995
Government sponsored enterprises	—	—	500	502	6,496	6,507
State and municipal securities	10,185	10,370	16,956	16,573	16,786	16,618
Mortgage-backed securities	48,558	50,145	63,494	64,363	60,925	61,051
	$58,743	$60,515	$80,950	$81,438	$87,205	$87,171
Held to Maturity
Corporate debt securities	$2,000	$2,095	$3,023	$3,024	$—	$—
	$2,000	$2,095	$3,023	$3,024	$—	$—

The following table presents the maturities of investment securities at carrying value and the weighted average yields for each range of maturities presented. Yields are based on amortized cost of securities.

Maturities at December 31, 2009 (In Thousands)	State and Municipal Securities	Weighted Average Yields	Mortgage- backed Securities	Weighted Average Yields	Corporate debt Securities	Weighted Average Yields
Within 1 year	$544	3.11%	$10,610	5.08%	$—	—
After 1 through 5 years	5,893	3.68%	27,664	4.71%	2,000	6.05%
After 5 through 10 years	2,940	3.88%	4,406	4.44%	—	—
After 10 years	993	4.21%	7,465	5.14%	—	—
Totals	$10,370	3.76%	$50,145	4.83%	$2,000	6.05%

Mortgage-backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities.

Deposits

Total deposits increased by $6,225,000, or 2%, to a total of $368,881,000 at December 31, 2009 from $362,656,000 at December 31, 2008. Non-interest-bearing demand deposits decreased $863,000, or 5%, while interest-bearing deposits increased $7,088,000, or 2%. The Company has continued its use of a modest level of brokered deposits, which carry substantially lower interest rates than comparable term core retail deposits.  Brokered deposits are issued in individual’s names and in the names of trustees with balances participated out to others.  Core retail deposits are deposits which are gathered in the normal course of business, without the use of a broker.  Core reciprocal deposits are gathered in the same manner as core retail deposits, but the funds are participated out to other banks through use of the CDARS reciprocal transactions program.  In June 2009 we placed $13.5 million of core deposits in the CDARS program.  The CDARS program allows depositors to obtain FDIC insurance for deposits up to $50 million by exchanging the portions of their deposits in excess of FDIC insurance limitations with other financial institutions participating in the CDARS program.  In return, we receive an equal amount of deposits back from other CDARS participating financial institutions, such that there is no net change in the level of total deposits on our balance sheet. Pursuant to the formal agreement entered into with the OCC, the Bank is required to limit its level of brokered deposits to no more than ten percent of total deposits, such requirement does not include reciprocal CDARS.

Balances and percentages within the major deposit categories are as follows:

	December 31, 2009
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$17,776	$––	$––	$17,776
Interest-bearing demand deposits	105,734	––	––	105,734
Savings deposits	2,959	––	––	2,959
Certificates of deposit $100,000 and over	118,684	12,763	––	131,447
Other time deposits	88,029	858	22,078	110,965
	$333,182	$13,621	$22,078	$368,881

	December 31, 2008
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$18,639	$––	$––	$18,639
Interest-bearing demand deposits	95,687	––	––	95,687
Savings deposits	3,027	––	––	3,027
Certificates of deposit $100,000 and over	130,837	––	––	130,837
Other time deposits	85,455	––	29,011	114,466
	$333,645	$––	$29,011	$362,656

	December 31, 2007
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$25,147	$––	$––	$25,147
Interest-bearing demand deposits	102,674	––	––	102,674
Savings deposits	2,952	––	––	2,952
Certificates of deposit $100,000 and over	104,891	––	––	104,891
Other time deposits	86,035	––	24,148	110,183
	$321,699	$––	$24,148	$345,847

The average balance of deposits and the average rates paid on such deposits are summarized as follows:

	December 31,
	2009		2008		2007
(In Thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand	$19,216	—%	$23,134	—%	$24,791	—%
Interest-bearing demand	103,640	1.50%	98,889	2.49%	120,934	3.58%
Savings	3,022	0.50%	3,006	0.52%	2,988	0.71%
Time	248,386	3.01%	228,355	4.43%	194,987	5.13%
Total	$374,264		$353,384		$343,700

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2009 are summarized as follows:

(In Thousands)
Within 3 months	$39,906
After 3 through 12 months	77,734
1 through 3 years	16,221
After 3 years	586
Total	$131,447

Other Borrowings

Other Borrowings of $45,237,000 at December 31, 2009 are composed of advances from the Federal Home Loan Bank of Atlanta (FHLB), and represent a decrease from $51,693,000 at December 31, 2008. At December 31, 2009 the Bank has pledged $110,223,000 of its portfolio loans to FHLB and can borrow up to $60,271,000 on such collateral.  The Bank has also pledged $55,240,000 of its portfolio loans to Federal Reserve Bank of Atlanta and can borrow up to $28,256,000 on such collateral at the Discount Window.

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

Capital Resources

Total shareholders’ equity decreased from $52,005,000 at December 31, 2008 to $37,902,000 at December 31, 2009. Net loss for the period reduced equity by $14,536,000, while comprehensive income of $847,000 resulted from an increase in fair market value of investment securities available for sale during 2009, net of tax.  Included in this net loss for the period was a charge of $10,412,000 for the write off of the intangible asset, goodwill.  As a result, only $4,124,000 of the net loss for the period reduced tangible equity.  Regulatory capital ratios exclude intangibles such as goodwill from inclusion in regulatory capital, so the impact on our regulatory capital ratios was limited to the reduction to tangible equity.

Bank holding companies, including the Company, and their banking subsidiaries are required by banking regulators to meet particular minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders’ equity and a limited amount of trust preferred securities less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0% to be adequately capitalized. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0% to be adequately capitalized.

The following table summarizes the Company’s capital ratios at December 31, 2009 and 2008, respectively:

	December 31, 2009	December 31, 2008
Tier 1 capital (to risk-weighted assets)	14.03%	14.85%
Total capital (to risk-weighted assets)	15.28%	16.10%
Tier 1 capital (to total average assets)	9.36%	11.14%

See note 17 of notes to consolidated financial statements for a detail of the Bank and Company.

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

Loans on one-to-four family residential mortgages originated by us are sold to various other financial institutions with representations and warranties that are usual and customary for the industry. These representations and warranties give the purchaser of the loan the right to require that we repurchase a loan if the borrower fails to make any one of the first four loan payments within 30 days of the due date, which is termed an Early Payment Default (“EPD”). Our maximum liquidity need in the event of an EPD claim would be the unpaid principal balance of the loan to be repurchased along with any premium paid by the investor when the loan was purchased and other minor collection cost reimbursements. The Bank has received notification from purchasers of three EPD claims in 2008 and seven EPD claims in 2009, but has not yet had to repurchase a single loan. Beyond the initial payments to the purchasers of $58,100 upon receipt of the claims, the maximum remaining exposure under these claims would be the difference between the total loan amounts of $2,020,000 and the liquidated value of the underlying collateral consisting of ten single family residences. Original loan to value ratios ranged from 75% to 97% while all loans with a loan to value ratio over 80% have a mortgage insurance policy in place. If repurchase was required, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.

In addition to EPD claims, the representations and warranties in our loan sale agreements also provide that we will indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. In connection with the start up of the wholesale lending division, the Bank has established a reserve for costs related to potential indemnification costs and EPD claims. The balance in this indemnification reserve was $500,000 at December 31, 2009 and there have been no claims or charges against this reserve since it was established in September 2007. Accordingly, management does not anticipate any material exposure in connection with loan sale indemnification or EPD claims.

The following table summarizes our off-balance sheet financial instruments whose contract amounts represent credit risk as of December 31, 2009:

Commitments to extend credit	$24,488,000
Standby letters of credit	$23,000
Loans sold with representations and warranties	$310,945,000

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

The Bank maintains relationships with correspondent banks that can provide funds on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short term unsecured advances up to $7,000,000, from which up to $4,000,000 is available for daylight overdraft and $3,000,000 for overnight borrowing. The Bank also has reverse repurchase accommodations with a term of up to one month for a maximum advance of $50 million, limited by the amount of eligible securities pledged, which was $21 million at December 31, 2009. The reverse repurchase agreements are committed borrowing facilities granted by other commercial banks and are secured by securities in the Bank’s investment portfolio.

The amount due from commercial banks on loan sales is another source of short term liquidity available to the Bank.  When residential mortgage loans are shipped to other commercial banks for sale under the terms of forward sale commitments, the gain or loss on sale is immediately recognized under trade date accounting rules, and a loan sales receivable balance is established in other assets.  At December 31, 2009, the balance of the loan sales receivable was $14.8 million, of which approximately 56% was received as cash payments within 10 business days.  As such, these funds represent another source of quickly available liquidity to either fund new residential loan originations or repay borrowings.

Cash and due from banks as of December 31, 2009 totaled $2,679,000, a decrease of $2,112,000 from December 31, 2008. Cash used by operating activities totaled $12,007,000 in 2009, while inflows from investing activities totaled $10,141,000, which was attributable to sales, calls and maturities of investment securities totaling $25,399,000, offset by a net increase in loans of $11,610,000.

During 2009, we had net cash used of $246,000 in financing activities. Financing activities included net increase in deposits of $6,225,000, offset by repayments of borrowings of $6,470,000.

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2009.

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Other borrowings	$45,237,000	$16,750,000	$11,500,000	$10,000,000	$6,987,000
Operating Lease Obligations	769,000	282,000	460,000	27,000	––
Junior Subordinated Debentures	7,217,000	––	––	––	7,217,000
	$53,223,000	$17,032,000	$11,960,000	$10,027,000	$14,204,000

Inflation

Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. We cope with the effects of inflation through the management of interest rate sensitivity, by periodically reviewing and adjusting our pricing of services to consider current costs.

Selected Ratios

The following table sets out certain ratios:

	For the Years Ended December 31,
	2009		2008		2007
Net income (loss) to:
Average shareholders’ equity (tangible)	(42.28	) %	(13.86	) %	7.72%
Average assets (tangible)	(3.18	) %	(1.12	) %	0.64%
Dividends to net income	—%		—%		—%
Average equity to average assets (tangible)	7.51%		8.06%		8.24%

ITEM 7A. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
Coastal Banking Company

We have audited the accompanying balance sheets of Coastal Banking Company of December 31, 2009 and 2008, and the related statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2009. Coastal Banking Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coastal Banking Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Albany, Georgia
March 17, 2010

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Cash and due from banks	$2,679,003	$4,790,625
Interest-bearing deposits in banks	707,593	110,748
Federal funds sold	539,326	464,724
Securities available for sale, at fair value	60,515,592	81,438,389
Securities held to maturity, at cost	2,000,000	3,022,621
Restricted equity securities, at cost	4,996,250	4,793,916
Loans held for sale	50,005,901	31,404,990

Loans, net of unearned income	289,658,956	304,418,704
Less allowance for loan losses	6,386,409	4,833,491
Loans, net	283,272,547	299,585,213

Premises and equipment, net	7,599,170	7,849,316
Cash surrender value of life insurance	7,394,114	7,107,522
Intangible assets	136,480	260,641
Goodwill	—	10,411,914
Other real estate owned	18,176,169	5,750,973
Other assets	25,075,253	19,838,157
Total assets	$463,097,398	$476,829,749
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$17,775,762	$18,639,212
Interest-bearing	351,104,768	344,017,033
Total deposits	368,880,530	362,656,245

Other borrowings	45,237,158	51,692,588
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	3,860,284	3,259,236
Total liabilities	425,194,972	424,825,069

Commitments and contingencies (Note 15)

Shareholders’ Equity:
Preferred stock, par value $.01; 10,000,000 shares authorized; 9,950 shares issued and outstanding in 2009 and 2008	9,515,758	9,453,569
Common stock, par value $.01; 10,000,000 shares authorized; 2,568,707 shares issued and outstanding in 2009 and 2008	25,687	25,687
Additional paid-in capital	41,121,636	41,037,403
Retained earnings (deficit)	(13,930,443)	1,165,630
Accumulated other comprehensive income	1,169,788	322,391
Total shareholders’ equity	37,902,426	52,004,680
Total liabilities and shareholders’ equity	$463,097,398	$476,829,749

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended December 31,
	2009	2008
Interest income:
Interest and fees on loans	$18,191,733	$20,317,870
Interest on taxable securities	3,006,007	3,328,239
Interest on nontaxable securities	551,813	652,413
Interest on deposits in other banks	2,703	21,944
Interest on federal funds sold	3,990	115,933
Total interest income	21,756,246	24,436,399

Interest expense:
Interest on deposits	9,039,805	12,558,859
Interest on junior subordinated debentures	417,071	493,512
Interest on other borrowings	1,354,983	1,335,699
Total interest expense	10,811,859	14,388,070

Net interest income	10,944,387	10,048,329
Provision for loan losses	7,771,000	7,823,235
Net interest income after provision for loan losses	3,173,387	2,225,094

Non-interest income:
Service charges on deposit accounts	565,858	734,019
Other service charges, commissions and fees	306,059	243,905
SBA loan income	163,792	496,767
Mortgage banking income	6,682,665	1,153,075
Gain on sale of securities available for sale	1,065	218,505
Gain on tender of securities held to maturity	98,996	—
Loss on Silverton Financial Services stock	(507,366)	—
Income from investment in life insurance contracts	288,714	288,933
Other income	53,445	8,191
Total other income	7,653,228	3,143,395

Non-interest expenses:
Salaries and employee benefits	8,001,701	6,433,108
Occupancy and equipment expense	1,210,033	1,223,767
Advertising fees	140,470	232,689
Amortization of intangible assets	124,161	198,503
Audit fees	390,531	240,228
Data processing fees	921,893	924,200
Director fees	159,200	245,502
FDIC insurance expense	1,017,378	236,507
Goodwill impairment	10,411,914	—
Legal and other professional fees	728,450	698,524
Loan collection expense	777,315	69,677
Mortgage loan expense	470,771	332,705
OCC examination fees	124,492	170,443
Other real estate expenses	1,918,990	1,207,435
Other operating	1,189,064	1,149,790
Total other expenses	27,586,363	13,363,078

Loss before income taxes	(16,759,748)	(7,994,589)
Income tax benefit	(2,223,360)	(3,156,288)
Net loss	$(14,536,388)	$(4,838,301)

Preferred stock dividends	559,685	46,502
Net loss available to common shareholders	$(15,096,073)	$(4,884,803)
Basic and diluted loss per share available to common shareholders	$(5.88)	$(1.91)

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	For the years ended December 31,
	2009	2008
Net loss	$(14,536,388)	$(4,838,301)
Other comprehensive income, net of tax:
Net unrealized holding gains arising during period, net of tax of $436,900 and $251,930	848,100	489,042
Reclassification adjustment for gains included in net loss, net of tax of $362 and $74,292	(703)	(144,213)
Total other comprehensive income	847,397	344,829
Comprehensive loss	$(13,688,991)	$(4,493,472)

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2009 and 2008

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2007	—	$—	2,570,560	$25,708	$40,280,395	$6,463,087	$(22,438)	$46,746,752
Net loss	—	—	—	—	––	(4,838,301)	—	(4,838,301)
Proceeds from exercise of stock options	—	—	43,311	433	374,207	—	—	374,640
Restricted stock grant	—	—	5,000	50	(50)	—	—	––
Stock repurchase	—	—	(50,164)	(504)	(279,111)	(412,654)	—	(692,269)
Preferred stock issuance	9,950	9,448,525	—	—	501,475	—	—	9,950,000
Preferred stock dividend	—	5,044	—	—	––	(46,502)	—	(41,458)
Stock-based compensation expense	—	—	—	—	160,487	—	—	160,487
Other comprehensive income	—	—	—		—	—	344,829	344,829
Balance, December 31, 2008	9,950	9,453,569	2,568,707	25,687	41,037,403	1,165,630	322,391	52,004,680
Net loss	—	—	—	—	––	(14,536,388)	—	(14,536,388)
Preferred stock dividend	—	62,189	—	—	––	(559,685)	—	(497,496)
Stock-based compensation expense	—	—	—	—	84,233	—	—	84,223
Other comprehensive income	—	—	—		—	—	847,397	847,397
Balance, December 31, 2009	9,950	$9,515,758	2,568,707	$25,687	$41,121,636	$(13,930,443)	$1,169,788	$37,902,426

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(14,536,388)	$(4,838,301)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization and accretion	462,202	457,149
Amortization of intangible assets	124,161	198,503
Goodwill impairment	10,411,914	—
Stock-based compensation expense	84,233	160,487
Provision for loan losses	7,771,000	7,823,235
Provision for deferred income taxes	(2,860,351)	(23,598)
Gain on sale of securities available for sale	(1,065)	(218,505)
Gain on tender of securities held to maturity	(98,996)	—
Loss on Silverton Financial Services stock	507,366	—
Loss on sale or disposal of premises and equipment	—	35,736
Loss on sale of other real estate owned	1,054,759	607,041
Proceeds from sales of other real estate owned	6,671,738	558,573
Increase in cash value of life insurance	(288,714)	(288,933)
Originations of mortgage loans held for sale	(946,928,854)	(487,892,332)
Proceeds from sales of mortgage loans held for sale	928,327,943	470,941,051
Net decrease in interest receivable	267,809	610,401
Net decrease in interest payable	(192,474)	(105,252)
SBA loan income	(163,792)	(496,767)
Mortgage banking income	(6,682,665)	(3,148,375)
Net other operating activities	4,063,513	(5,954,203)
Net cash used by operating activities	(12,006,661)	(21,574,090)

Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits in banks	(596,845)	1,953,065
Net (increase) decrease in federal funds sold	(74,602)	4,245,673
Proceeds from maturities of securities available for sale	14,373,147	14,037,395
Proceeds from sale of securities available for sale	9,906,198	22,742,519
Purchases of securities available for sale	(2,107,227)	(30,305,914)
Proceeds from maturities of securities held to maturity	1,120,000	—
Purchases of securities held to maturity	—	(3,022,621)
Net change in restricted equity securities	(709,700)	(1,110,500)
Net increase in loans	(11,610,027)	(36,368,407)
Purchase of premises and equipment	(160,190)	(165,923)
Net cash provided (used) by investing activities	10,140,754	(27,994,713)

Cash flows from financing activities:
Net increase in deposits	6,224,285	16,809,129
Decrease in securities sold under agreements to repurchase	—	(2,000,000)
Proceeds from other borrowings	—	27,220,000
Repayment of other borrowings	(6,470,000)	(2,300,000)
Proceeds from issuance of preferred stock	—	9,950,000
Purchase and retirement of treasury shares	—	(692,269)
Proceeds from exercise of stock options	—	374,640
Net cash provided (used) by financing activities	(245,715)	49,361,500

Net change in cash and due from banks	(2,111,622)	(207,303)
Cash and due from banks at beginning of year	4,790,625	4,997,928
Cash and due from banks at end of year	$2,679,003	$4,790,625

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$11,004,333	$14,493,322
Cash paid during the year for income taxes	$13,637	$391,809

Noncash Transactions:
Principal balances of loans transferred to other real estate owned	$20,151,693	$6,597,587

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation and Nature of Operations

Coastal Banking Company, Inc. (the “Company”) is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for CBC National Bank (the “Bank”). The Bank commenced business on May 10, 2000 as Lowcountry National Bank. The Company acquired First National Bank of Nassau County, which began its operations in 1999, through its merger with First Capital Bank Holding Corporation on October 1, 2005. On October 27, 2006, the Company acquired the Meigs, Georgia office of the Bank through merger of Cairo Banking Co. with and into the Bank. On August 10, 2008, Lowcountry National Bank and First National Bank of Nassau County merged into one charter. Immediately after the merger, the name of the surviving bank was changed to CBC National Bank and the main office relocated to 1891 South 14th Street, Fernandina Beach, Nassau County, Florida. The Bank’s branches continue to do business under the trade names “Lowcountry National Bank,” “First National Bank of Nassau County,” and “The Georgia Bank” in their respective markets. The Bank provides full commercial banking services to customers throughout Beaufort County, South Carolina; Nassau County, Florida; and Thomas County, Georgia and is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank also has loan production offices in Savannah, Georgia and Jacksonville, Florida, as well as a wholesale mortgage office in Atlanta, Georgia. The Company is subject to regulation by the Federal Reserve Board of Governors. The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Statutory Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve requirements was approximately $100,000 and $270,000 at December 31, 2009 and 2008, respectively.

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

The Financial Accounting Standards Board (“FASB”) recently issued accounting guidance related to the recognition and presentation of other-than-temporary impairment (FASB ASC 320-10).  See the “Recent Accounting Pronouncement” section for additional information.

Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Restricted Equity Securities

The Company is required to maintain an investment in capital stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank of Atlanta (“FRB”).  The stock is generally pledged as collateral against any borrowings from these institutions.  Based on redemption provisions of these entities, the stock has no quoted market value and is carried at cost.  At their discretion, these entities may declare dividends on the stock.  Management reviews for impairment based on the ultimate recoverability of the cost basis in these stocks.  At December 31, 2009 the balance of FHLB stock was $3,612,900 and the balance of FRB stock was $1,383,350

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or market (LOCOM) or fair value under the fair value option accounting guidance for financial instruments.  For loans carried at LOCOM, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

The Bank also originates SBA loans, which in some cases are sold on the secondary market. Origination fees associated with these loans are amortized over the life of the loan or until a decision is made to sell. Once the decision is made to sell, adjustments to reflect fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Operations.

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

To the extent that the recovery of loan balances has become collateral dependent, we obtain appraisals not less than annually, and then we reduce these appraised values for selling and holding costs to determine the liquidated value.  Any shortfall between the liquidated value and the loan balance is charged against the Allowance for Loan Losses in the month the related appraisal was received. In the ordinary course of managing and monitoring non performing loans, information may come to our attention that indicates the collateral value has declined further from the value established in the most recent appraisal.  Such other information may include prices on recent comparable property sales or internet based property valuation estimates.  In cases where this other information is deemed reliable, and the impact of a further reduction in collateral value would result in a further loss to the Company, we will record an increase to the allowance to reflect the additional estimated collateral shortfall.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. When the ultimate collectability of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance represents an amount, which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical losses, high loan concentrations, trends in past dues and non-accrual loans, loan risk ratings, economic conditions, market conditions and other internal and external factors that influence each portfolio segment and review of specific impaired loans. The combination of these results are compared monthly to the recorded allowance for loan losses for reasonableness and material differences are adjusted by increasing or decreasing the provision for loan losses. Management uses an external loan review program to challenge and corroborate the internal loan grading system and provide additional analysis in determining the adequacy of the allowance and the future provisions for estimated loan losses.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performed its annual test of impairment in the fourth quarter and determined that the entire balance of goodwill was impaired as of December 31, 2009. The entire balance was written off against current earnings and the carrying amount of goodwill was zero as of December 31, 2009.  It is important to note that this impairment charge was a non-recurring expense that has no current or future impact on core operating earnings, cash flow, liquidity or risk based regulatory capital ratios.

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

Included in the consolidated statements of operations for December 31, 2009, and 2008 were charges for amortization of identifiable intangible assets in the amounts of $124,000 and $199,000, respectively.

Other real estate owned

Other real estate owned acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value less selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed.  The carrying amount of other real estate owned at December 31, 2009 and 2008 was $18,176,169 and $5,750,973, respectively.

Derivatives

Derivatives are recognized as assets and liabilities on the consolidated balance sheet and measured at fair value.  For exchange-traded contracts, fair value is based on quotable market prices.  For nonexchange traded contracts, fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation.

Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Derivative Loan Commitments

Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance (FASB ASC 815, Derivatives and Hedging).  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in noninterest income.

Effective January 1, 2008, the Company adopted the Securities and Exchange Commission’s (SEC’s) Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” and began including the value associated with servicing of loans in the measurement of all written loan commitments issued after that date.  SAB No. 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.  The adoption of SAB No. 109 generally has resulted in higher fair values being recorded upon initial recognition of derivative loan commitments.

Forward Loan Sale Commitments

The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative under the derivatives and hedging accounting guidance (FASB ASC 815) as facts and circumstances may differ significantly.  If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company uses both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.  Mandatory delivery contracts are accounted for as derivative instruments.  Accordingly, forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and liabilities with changes in their fair values recorded in other noninterest income.

The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC 740, Income Taxes).  On January 1, 2009, the Company adopted the recent accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The income tax accounting guidance results in two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Stock Compensation Plans

Stock compensation accounting guidance (FASB ASC 718, Compensation - Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period.  For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.  A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards and stock grants.

Losses Per Share

The Company is required to report losses per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of operations. Basic losses per common share are based on the weighted average number of common shares outstanding during the period, which was 2,568,707 in 2009 and 2,560,866 in 2008, while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, the Company must reconcile the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share”. At December 31, 2009, potential common shares of 325,779 were not included in the calculation of diluted losses per share because the exercise of such shares would be anti-dilutive. There were 77,156 anti-dilutive potential common shares at December 31, 2008. Losses per common share amounts are as follows:

	For the year ended December 31,
	2009	2008
Net loss	$(14,536,388)	$(4,838,301)
Preferred stock dividends	(559,685)	(46,502)
Net loss available to common shareholders	$(15,096,073)	$(4,884,803)

Weighted average common shares	2,568,707	2,560,866
Effect of dilutive securities	––	––
Diluted average common shares	2,568,707	2,560,866

Losses per common share	$(5.88)	$(1.91)
Diluted losses per common share	$(5.88)	$(1.91)

Recent Accounting Pronouncements and Accounting Changes

Effective July 1, 2009, the Company adopted new accounting guidance related to U.S. GAAP (FASB ASC 105, Generally Accepted Accounting Principles).  This guidance establishes FASB ASC as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  FASB ASC supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered, non-SEC accounting literature not included in FASB ASC has become nonauthoritative.  FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance, and provide the basis for conclusions on the changes to FASB ASC.  FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC.  This guidance is effective for the Company as of December 31, 2009.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (FASB ASC 320-10).  This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities.  The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security. The effect of adoption was not material.

The Company adopted accounting guidance related to fair value measurements and disclosures (FASB ASC 820, Fair Value Measurements and Disclosures).  This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This guidance establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The effect of adoption was not material.

FASB issued ASU 2009-05 (FASB ASC 820) which describes the valuation techniques companies should use to measure the fair value of liabilities for which there is limited observable market data.  If a quoted price in an active market is not available for an identical liability, an entity should use one of the following approaches: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as an asset, or (3) another valuation technique that is consistent with the accounting guidance in FASB ASC for fair value measurements and disclosures.  When measuring the fair value of liabilities, this guidance reiterates that companies should apply valuation techniques that maximize the use of relevant observable inputs, which is consistent with existing accounting provisions for fair value measurements. In addition, this guidance clarifies when an entity should adjust quoted prices of identical or similar assets that are used to estimate the fair value of liabilities.  This guidance is effective for the Company as of December 31, 2009 with adoption applied prospectively.

In addition, the following accounting pronouncement was issued by FASB, but is not yet effective:

FASB issued accounting guidance (FASB Statement No. 166) which modifies certain guidance contained in the Transfers and Servicing topic of FASB ASC (FASB ASC 860).  This standard eliminates the concept of qualifying special purpose entities, provides guidance as to when a portion of a transferred financial asset can be evaluated for sale accounting, provides additional guidance with regard to accounting for transfers of financial assets, and requires additional disclosures.  This guidance is effective for the Company as of January 1, 2010, with adoption applied prospectively for transfers that occur on or after the effective date.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company - put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Fair Value of Financial Instruments

Fair values of financial instruments are estimates using relevant market information and other assumptions, as more fully disclosed in Note 18.  Fair value estimates involve uncertainties and matters of significant judgment.  Changes in assumptions or in market conditions could significantly affect the estimates.

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net loss, are components of comprehensive loss.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily through our full-service offices in Beaufort County, South Carolina and Nassau County, Florida and through our loan production offices in Jacksonville, Florida and Savannah, Georgia. The Company’s loan portfolio is not concentrated in loans to any single borrower or in a relatively small number of borrowers. Our loan portfolio has a significant number of construction loans that have been subjected to a real estate market down-turn which has adversely affected the earnings of the Company.

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

Reclassification of Certain Items

Certain items in the consolidated financial statements as of and for the year ended December 31, 2008 have been reclassified, with no effect on net loss, to be consistent with the classifications adopted for the year ended December 31, 2009.

Note 2.	Regulatory Oversight, Capital Adequacy, Operating Losses, Liquidity and Management’s Plans

Regulatory Oversight

The Bank entered into a formal agreement with the OCC on August 26, 2009 that imposes certain operational and financial directives on the Bank.  The specific directives of this agreement addressed the current level of credit risk in the Bank’s loan portfolio, action required to protect the Bank’s interest in criticized assets, adherence to its written profit plan to improve and sustain earnings, limitations on increasing the existing level of brokered deposits, excluding reciprocal CDARS deposits, and the establishment of a board level Compliance Committee to monitor the Bank’s adherence to the Agreement.

Additionally, in response to a request by the Federal Reserve Bank of Richmond, the Board of Directors of Coastal Banking Company, Inc. adopted a resolution on January 27, 2010.  This resolution requires that the Company obtain prior approval of the Federal Reserve Board before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying cash dividends to common shareholders. The Company has not in the past, and does not plan in the future to conduct such transactions; as a result, the Company expects that the prior approval requirements will have limited impact on its operations.  The resolution also requires that the Company provide the Federal Reserve Board with prior notification before using its cash assets for purposes other than investments in obligations or equity of the Bank, investments in short-term, liquid assets, or payment of normal and customary expenses, including regularly scheduled interest payments on existing debt.  It is important to note that this resolution does not prohibit payment of cash dividends on preferred stock issued pursuant to the TARP CPP or interest expense on our Trust Preferred Securities.

As a result of the aforementioned formal agreement and board resolution, the Bank and the Company are now operating under heightened regulatory scrutiny and monitoring.  Management has taken aggressive steps to address the components of the formal agreement and has frequent contact with the OCC as we work to improve our financial condition and comply with all the directives of the formal agreement.  Monitoring of our progress by the OCC is much more frequent and includes interim on-site visits as well as ongoing telephone consultations.  Management recognizes that failure to adequately address the formal agreement could result in additional actions by the banking regulators with the potential for more severe operating restrictions and oversight requirements.

Capital Adequacy

As of December 31, 2009, the Bank exceeded all of the regulatory capital ratio levels to be categorized as “well capitalized.”  It is noteworthy that the OCC did not include a capital directive, or minimum capital maintenance requirement, in the formal agreement; however, management is intent on maintaining the Bank’s existing capital adequacy. To that end, we have established internal policy minimums on capital ratios at levels that exceed the “well capitalized” regulatory minimums by 200 basis points. In effect, if our key regulatory capital ratios fall within 200 basis points of the “well capitalized” limits, management will implement strategic action plans to restore capital ratios above this 200 basis point threshold.

Key to our efforts to maintain existing capital adequacy is the need for the Bank to return to profitability through a focus on increasing core earnings and decreasing the levels of adversely classified and nonperforming assets. Management is pursuing a number of strategic alternatives to improve the core earnings of the Bank and to reduce the level of classified assets. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level of non-performing assets are potential barriers to the success of these strategies. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Bank is unable to successfully execute its plans or adequately address regulatory concerns in a sufficient and timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position.

Operating Losses

During the year ended December 31, 2009, the Company recorded an impairment charge to fully write off Goodwill in the amount of $10.4 million.  Excluding the impact of this nonrecurring intangible impairment charge, the Company recorded a net loss from recurring operations of $4.1 million for the year ended December 31, 2009.  This loss was largely the result of an excessive level of non-performing assets, which caused the Company to record increased provisions for loan losses, carrying costs on foreclosed properties and losses on the sale of foreclosed properties. Carrying costs on foreclosed assets are expected to remain elevated during 2010 as the Company works towards liquidation of these non-performing assets.  This current year loss represents a modest improvement from the loss of $4.9 million for the year ended December 31, 2008.

Management has implemented a number of actions in an effort to improve earnings, including significant reductions to the cost of interest bearing liabilities and strict controls over other operating expenses.  These actions have been effective in improving core earnings in 2009; however, asset quality charges throughout the year continued to negatively impact earnings.  Recent trends appear to indicate a possible stabilization of asset quality; however, existing negative economic conditions may reverse these trends resulting in continued losses that will hinder our ability to return to profitability and further erode capital levels.

Liquidity

Management monitors liquidity on a daily basis and forecasts liquidity needs over a 90 day horizon in order to anticipate and provide for future needs.  We also utilize a comprehensive contingency funding policy that uses several key liquidity ratios or metrics to define different stages of the Company’s overall liquidity position.  This policy defines actions or strategies that are employed based on the liquidity position of the Company to reduce the risk of a future liquidity shortfall.

The primary sources of liquidity are cash and cash equivalents, deposits, scheduled repayments of loans, unpledged investment securities and available borrowing facilities.  Within deposits we utilize retail deposits from our branch locations, a modest level of brokered deposits, CDARS reciprocal deposits and deposits from other insured depository institutions.  The previously mentioned formal agreement with the OCC includes a limitation that our brokered deposits, excluding reciprocal CDARs, not exceed 10% of our total deposits, which is consistent with our existing internal liquidity policy.  As a result of our existing internal liquidity policy, we have been and anticipate continuing to be in compliance with the brokered deposit limitation provision of the formal agreement.  Although the FDIC Call Report defines CDARS reciprocal deposits as brokered deposits, our ability to raise CDARS reciprocal deposits is not constrained by the terms of the formal agreement.  Our borrowing facilities include collateralized repurchase agreements and unsecured federal funds lines with correspondent banks, as well as borrowing agreements with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank collateralized by pledged loans and securities.

As of December 31, 2009, the Company had $114.3 million in total borrowing capacity, of which we had utilized $45.2 million or 39.6%, leaving remaining available liquidity of $69.1 million. Approximately $15 million of the borrowings outstanding were on an overnight basis to fund a temporary bulge in liquidity needs from a year end spike in fundings of loans available for sale.  Loans available for sale are also considered by management as a key source of liquidity as a result of the speed with which these loans are sold and settled for cash.  Management expects that loans originated for sale will be sold and converted to cash within 18 to 20 calendar days after the loan is originated.  The balance of loans available for sale averaged just over $59 million in 2009.  Accordingly, in the event of a liquidity crisis, we anticipate having the ability to slow or stop loan origination activity to allow the loans available for sale to convert into cash. Based on current and expected liquidity needs and sources, management expects the Company to be able to meet all obligations as they become due.

Note 3.	Investment Securities

Investment securities are as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$10,185,270	$218,293	$(33,354)	$10,370,209
Mortgage-backed securities	48,557,915	1,624,517	(37,049)	50,145,383
	$58,743,185	$1,842,810	$(70,403)	$60,515,592
Held to maturity
Corporate debt securities	$2,000,000	$94,717	$—	$2,094,717
	$2,000,000	$94,717	$—	$2,094,717

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Government-sponsored enterprises	$500,000	$1,570	$—	$501,570
State and municipal securities	16,956,227	123,448	(506,367)	16,573,308
Mortgage-backed securities	63,493,691	911,117	(41,297)	64,363,511
	$80,949,918	$1,036,135	$(547,664)	$81,438,389
Held to maturity
Corporate debt securities	$3,022,621	$64,829	$(63,740)	$3,023,710
	$3,022,621	$64,829	$(63,740)	$3,023,710

The following table shows gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position, at December 31, 2009.

Investment securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$2,334,400	$(33,354)	$—	$—	$2,334,400	$(33,354)
Mortgage-backed securities	2,031,756	(37,049)	—	—	2,031,756	(37,049)
Total	$4,366,156	$(70,403)	$—	$—	$4,366,156	$(70,403)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. No individual securities available for sale were in a continuous loss position for twelve months or more. No securities held to maturity were in a loss position. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer. The unrealized losses are considered temporary because each security carries an acceptable investment grade and the repayment sources of principal and interest are government backed. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

At December 31, 2008 one (1) individual security available for sale was in a continuous loss position for twelve months or more. No securities held to maturity were in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

The amortized cost and estimated fair value of investment securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$286,284	$291,504
Due from one year to five years	2,039,645	2,120,210
Due from five to ten years	4,971,399	5,102,110
Due after ten years	2,887,942	2,856,385
Mortgage-backed securities	48,557,915	50,145,383
	$58,743,185	$60,515,592
Held to maturity
Due in one year or less	$—	$—
Due from one year to five years	2,000,000	2,094,717
Due from five to ten years	—	—
Due after ten years	—	—
	$2,000,000	$2,094,717

Securities with an amortized cost and fair value of $39,748,000 and $41,048,000, respectively as of December 31, 2009 and $48,053,000 and $48,035,000, respectively as of December 31, 2008 were pledged to secure public deposits and Federal Home Loan Bank borrowings.  Pledged securities may not be sold without first pledging replacement securities and obtaining consent of the party to whom the securities are pledged.

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

Note 4.	Loans and allowance for loan losses

The composition of loans is summarized as follows:

	December 31,
	2009	2008
Commercial and financial	$10,955,636	$10,293,990
Agricultural	319,311	326,000
Real estate – construction, commercial	57,573,184	88,150,871
Real estate – construction, residential	13,063,354	15,165,313
Real estate – mortgage, farmland	—	199,000
Real estate – mortgage, commercial	91,325,597	81,359,921
Real estate – mortgage, residential	112,984,042	103,588,614
Consumer installment loans	3,293,317	5,222,995
Other	144,515	112,000
Gross loans	289,658,956	304,418,704
Less: Allowance for loan losses	6,386,409	4,833,491
Net loans	$283,272,547	$299,585,213

The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade areas of Beaufort County, South Carolina and adjoining counties, Nassau County, Florida and Thomas County, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual term of the loan.  Impaired loans at December 31, 2009 were $8,215,542.  At December 31, 2008, impaired loans totaled $17,895,836.  During the years ended December 31, 2009 and December 31, 2008, the Company charged off all of its specific reserve on impaired loans, therefore there was no valuation allowance recorded on impaired loans at either reporting date.

Loans which management identifies as impaired generally will be non-performing loans. Non-performing loans include non-accrual loans or loans which are 90 days or more delinquent as to principal or interest payments. A loan that is on nonaccrual status may not necessarily be considered impaired if circumstances exist whereby the amount due may be collected without foreclosure and/or liquidation of collateral.

Loans exhibiting one or more of the following attributes are placed on a nonaccrual status:

a.)
Principal and/or interest is 90 days or more delinquent, unless the obligation is (i) well secured by collateral with a realizable value sufficient to discharge the debt including accrued interest in full, and (ii) in the process of collection which is reasonably expected to result in repayment of the debt or in its restoration to a current status.

b.)	A borrower’s financial condition has deteriorated to such an extent or some condition exists that makes collection of interest and/or principal in full unlikely in management’s opinion.

c.)	Foreclosure or legal action has been initiated as a result of default by the borrower on the terms of the debt.

The following is a summary of information pertaining to nonaccrual loans:

	For the Years Ended December 31,
	2009	2008
Total nonaccrual loans	$13,753,718	$18,212,579
Total loans past due ninety days or more and still accruing	105,000	801,405
Average investment in nonaccrual loans	22,080,000	14,673,000
Interest income recognized on nonaccrual loans	157,049	59,528
Forgone interest income on nonaccrual loans	726,785	601,470

The Company has followed a conservative approach by classifying any loan as restructured whenever the terms of a loan were adjusted to the benefit of any borrower in financial distress, regardless of the status of the loan at the time of restructuring.  Performing restructured loans includes loans that are on accrual status because they were current or less than 90 days past due at the time of restructure.  In many cases the borrower has never been delinquent, but for various reasons is experiencing financial distress that raises a doubt about the borrower’s continued ability to make payments under current terms. By adjusting the terms of the loan to better fit the borrower’s current financial condition, expectations are that this loan will avoid a future default.  Nonperforming restructured loans are made up of loans that were in default at the time the loan terms were restructured.  The expectation is that by adjusting the terms of such loans, the borrower may begin to make payments again based on the improved loan terms.  These loans will stay on nonaccrual status as restructured loans until the borrower has demonstrated a willingness and ability to make payments in accordance with the new loan terms for a reasonable length of time, typically six months.  At December 31, 2009, the Company had 28 performing restructured loans with a balance of $16,041,000, of which 100 percent are current and paying in accordance with restructured terms, and 7 nonperforming restructured loans with a balance of $3,701,000, of which 100 percent are current and paying in accordance with the restructured terms.  In total, as of December 31, 2009, these 35 restructured loans with a total balance of $19,742,000 represented 6.8% of the net loan portfolio balance.

Management evaluates all loan relationships periodically in order to assess the financial strength of the borrower and the value of any underlying collateral.  Loans that are found to have a potential or actual weakness are identified as criticized or classified and subject to increased monitoring by management.  This typically includes frequent contact with the borrower to actively manage the borrowing relationship as needed to rehabilitate or mitigate the weakness identified.  At December 31, 2009 the Company had $52,808,000 in loans that were internally criticized or classified of which $40,739,000 or 77% were either current or less than 30 days past due.

An analysis of the activity in the allowance for loan losses is presented below:

	For the Years Ended December 31,
	2009	2008
Balance, beginning of year	$4,833,491	$3,653,017
Provision for loan losses	7,771,000	7,823,235
Loans charged off	(6,264,399)	(6,663,858)
Recoveries of loans previously charged off	46,317	21,097
Balance, end of year	$6,386,409	$4,833,491

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related-party loans are summarized as follows:

	For the Years Ended December 31,
	2009	2008
Balance, beginning of year	$6,619,170	$6,939,997
Advances	1,039,923	294,163
Repayments	(880,314)	(614,990)
Transactions due to changes in related parties	—	—
Balance, end of year	$6,778,779	$6,619,170

Note 5.	Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2009	2008
Land	$3,648,350	$3,648,350
Building	4,339,645	4,313,882
Furniture and equipment	2,945,681	2,811,254
	10,933,676	10,773,486
Less accumulated depreciation	(3,334,506)	(2,924,170)
	$7,599,170	$7,849,316

The Bank has entered into a non-cancelable operating lease related to land and buildings at its Bluffton branch, which expires in 2013 with options to renew.

In 2007, the Bank entered into a non-cancelable lease for office space above the branch building in Port Royal, South Carolina. The lease is for a term of five years that will expire in 2012 with options to renew for subsequent five year periods.

In 2008, the Bank entered into a three-year lease for rental space for a loan production office in Savannah, Georgia. It also has an operating lease for rental space for a loan production office in Jacksonville, Florida. This lease is cancelable at any time with four months notice.

In 2009, the Bank entered into a three-year lease for rental space for a wholesale mortgage office in Atlanta, Georgia.

At December 31, 2009, future minimum lease payments under the non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

2010	$274,779
2011	283,605
2012	175,907
2013	27,426
$761,717

Total rental expense amounted to $323,990 and $350,035 for the years ended December 31, 2009 and 2008, respectively, under these operating leases.

Note 6.	Other real estate owned

A summary of other real estate owned is presented as follows:

	Years Ended December 31,
	2009	2008
Balance, beginning of year	$5,750,973	$319,000
Additions	20,151,693	6,597,587
Disposals	(6,671,738)	(558,573)
Valuation write downs and losses on sales	(1,054,759)	(607,041)
Balance, end of year	$18,176,169	$5,750,973

During 2009, sales of other real estate totaling $543,646 were financed by the Bank.

Expenses applicable to other real estate owned include the following:

	Years Ended December 31,
	2009	2008
Net (gain) loss on sales of real estate	$200,600	$470
Valuation write downs	854,159	606,571
Operating expenses, net of rental income	864,231	600,394
	$1,918,990	$1,207,435

Note 7.	Goodwill and Other Intangible Assets

Following is a summary of information related to acquired intangible assets:

	December 31,
	2009	2008
Core deposit premiums
Gross carrying amount	$1,212,435	$1,212,435
Accumulated amortization	$1,075,955	$951,794

The aggregate amortization expense for intangible assets was $124,000 and $199,000 for the years ended December 31, 2009 and 2008, respectively.

The estimated remaining amortization expense is as follows:

2010	74,026
2011	39,804
2012	17,555
2013	5,095
$136,480

Changes in the carrying amount of goodwill are as follows:

	For the years ended December 31,
	2009	2008
Beginning balance	$10,411,914	$10,411,914
Impairment charge	(10,411,914)	—
Ending balance	$—	$10,411,914

Note 8.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 was $131,446,464 and $130,837,381, respectively. The Company had $22,077,572 and $29,361,353 in brokered deposits included in time deposits as of December 31, 2009 and 2008, respectively. The scheduled maturities of time deposits at December 31, 2009 are as follows:

2010	$204,512,857
2011	28,369,190
2012	4,379,507
2013	4,059,249
2014 and later	1,090,742
$242,411,545

At December 31, 2009 and 2008, overdraft demand deposits reclassified to loans totaled $60,093 and $44,042, respectively.

Note 9.	Employee Benefit Plans

The Company sponsors the Coastal Banking Company Inc. 401(k) Profit Sharing Plan & Trust (the “Plan”) for the benefit of all eligible employees. All full-time and part-time employees are eligible to participate in the Plan provided they have met the eligibility requirements. Contributions may begin after 30 days of employment. Part-time employees must work a minimum of 1,000 hours per year to be eligible. The Plan allows a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation. Company matched contributions are vested over a five year period. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan in 2009 and 2008 amounted to $172,524 and $109,742, respectively.

Note 10.	Deferred Compensation Plans

The Company adopted a Director and Executive Officer Deferred Compensation Plan in 2004 that allows directors and executive officers to defer compensation. Interest accrues quarterly on deferred amounts at a rate, which is equal to 75% of the previous quarter’s return on equity, not to exceed 12%. Accrued deferred compensation of $19,215 at December 31, 2009 and 2008 is included in other liabilities. Accrued director compensation of $300,046 was included in other liabilities at December 31, 2008. The deferred director compensation outstanding at December 31, 2008 was paid out in full during January 2009.

Note 11.	Other Borrowings

Other borrowings consist of the following FHLB advances.

		FHLB Advances Outstanding December 31, 2009
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	2,500,000	2.69%	April 8, 2010
Fixed rate	2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 8, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	March 8, 2010
Fixed rate	10,000,000	4.25%	May 21, 2014
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 8, 2010
Variable rate	14,250,000	0.36%
Less purchase accounting adjustments	(12,842)
Total	$45,237,158	2.88%

		FHLB Advances Outstanding December 31, 2008
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	$1,000,000	5.02%	February 17, 2009
Fixed rate	2,500,000	2.69%	April 8, 2010
Fixed rate	2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 8, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	March 9, 2009
Convertible fixed rate advance	10,000,000	4.25%	May 21, 2014	May 21, 2009
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 9, 2009
Variable rate	19,720,000	0.46%
Less purchase accounting adjustments	(27,412)
Total	$51,692,588	2.69%

The Bank maintains relationships with correspondent banks that can provide funds on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short term unsecured advances up to $7,000,000, from which up to $4,000,000 is available for day light overdraft and $3,000,000 for overnight borrowing. The Bank also has reverse repurchase accommodations with a term of up to one month for a maximum advance of $50 million, limited by the amount of eligible securities pledged which was $21 million at December 31, 2009. The reverse repurchase agreements are committed borrowing facilities granted by other commercial banks and are secured by securities in the Bank’s investment portfolio.

Note 12.	Income Taxes

The components of income tax benefits are as follows:

	For the Years Ended December 31,
	2009	2008
Currently payable	$636,991	$(3,132,690)
Deferred tax benefit	(2,860,351)	(23,598)
	$(2,223,360)	$(3,156,288)

The Company’s income tax benefits differ from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
	2009	2008
Tax at federal income tax rate	$(5,698,314)	$(2,718,160)
Increase (decrease) resulting from:
Goodwill impairment	3,540,051	—
State income taxes, net of federal benefit	—	(164,077)
Tax exempt interest	(166,771)	(190,769)
Other	101,674	(83,282)
	$(2,223,360)	$(3,156,288)

Net deferred tax assets are included in other assets. The components of deferred income taxes are as follows:

	December 31,
	2009	2008
Deferred income tax assets:
Net operating losses	$2,299,909	$—
Loan loss reserves	1,304,683	1,137,555
Unrealized loss on securities available for sale	—	—
Other	1,139,319	381,046
Total deferred tax assets	4,743,911	1,518,601

Deferred income tax liabilities:
Depreciation and amortization	164,298	184,418
Intangible assets	184,559	254,835
Unrealized gain on securities available for sale	602,618	166,080
Other	505,022	49,667
Total deferred tax liabilities	1,456,497	655,000

Net deferred tax asset	$3,287,414	$863,601

Note 13.	Junior Subordinated Debentures

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

All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $3,093,000 of junior subordinated debentures of the Company, which carry a floating rate equal to the 3-month LIBOR plus 2.75%. At December 31, 2009, this rate was 3.03%. The proceeds received by the Company from the sale of the junior subordinated debentures were used to strengthen the capital position of the Bank and to accommodate current and future growth. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital, and have been included in the Tier I calculation accordingly. The debentures and related accrued interest represent the sole assets of the Trust.

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

In June 2006, Coastal Banking Company Statutory Trust II (the “Trust”) (a non-consolidated subsidiary) issued $4,000,000 of fixed rate trust preferred securities with a maturity of September 30, 2036. The Company received from the Trust the $4,000,000 proceeds from the issuance of securities and the $124,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $4,124,000 junior subordinated debentures.

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

Note 14.	Stock Based Compensation

The Company adopted a Stock Incentive Plan in 2000 which currently authorizes 385,306 shares of the Company’s common stock for issuance under the Plan.  The Plan provides for the total number of shares authorized for issuance under the Plan to be increased upon the issuance of new shares by the Company by an amount equal to the difference between 15% of the total outstanding shares after the issuance of the new shares and the number of shares authorized for issuance prior to the issuance of the new shares.  The Plan is administered by the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and Bank. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the Board of Directors, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five-year vesting period. Pursuant to the Plan, no Incentive Stock Option may be granted more than ten years after February 15, 2000, the effective date of the Plan. As of December 31, 2009, 177,516 shares were available for grant under this Plan.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2009 and 2008. Expected volatilities are based on historical volatility of the Company’s stock. The Company has not and does not expect to pay a dividend to common shareholders in the near future. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Years Ended December 31,
	2009	2008
Weighted average grant date fair value of options granted during the year	$1.56	$1.80
Assumptions used to estimate fair value:
Risk-free interest rate	3.449%	2.200%
Dividend yield	0%	0%
Expected volatility	34%	27%
Expected life	7 years	7 years

Information pertaining to options outstanding at December 31, 2009 is as follows:

Options Outstanding			Options Fully Vested and Exercisable		Options Expected to Vest
Option Shares Outstanding	Average Remaining Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Number Expected To Vest	Weighted Average Exercise Price
11,576	0.4	8.65	11,576	8.65	—	$—
6,972	1.4	9.04	6,972	9.04	—	—
11,576	2.0	8.65	11,576	8.65	—	—
4,880	2.4	10.76	4,880	10.76	—	—
15,015	3.1	7.86	15,015	7.86	—	—
2,323	3.2	11.83	2,323	11.83	—	—
11,575	3.4	10.65	11,575	10.65	—	—
1,653	5.6	7.50	1,653	7.50	—	—
12,780	4.5	19.05	12,780	19.05	—	—
4,200	6.6	7.50	2,520	7.50	1,680	7.50
13,650	6.9	7.50	8,190	7.50	5,460	7.50
21,000	7.8	7.50	8,400	7.50	12,600	7.50
3,000	9.0	5.31	600	5.31	2,400	5.31
15,332	10.0	3.63	—	—	15,332	3.63
135,532	5.0	$8.88	98,060	$10.06	37,472	$5.16

A summary status of the Company’s stock option plan as of December 31, 2009 and changes during the year is presented below:

	Shares	Weighted Average Exercise Price	WeightedAverage Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, beginning of year	179,795	$9.82	4.2	$—
Granted during the year	15,332	3.63
Exercised during the year	—	—
Forfeited or expired during the year	(59,595)	10.37
Outstanding, end of year	135,532	8.88	4.2	—
Options exercisable at year end	98,060	10.06	3.6	—

The weighted-average grant-date fair value of options granted during the years 2009 and 2008 was $1.56 and $1.80, respectively. No options were exercised in 2009. The total intrinsic value of options exercised during the year ended December 31, 2008 was $186,237.

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes stock-based compensation expense on a straight-line basis over the options’ related vesting term. As of December 31, 2009, there was $201,610 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the years ended December 31, 2009 and 2008 was $84,233 and $160,487, respectively.

On October 1, 2005, the Company acquired First Capital Bank Holding Corporation, the holding company for First National Bank of Nassau County, Florida. First Capital had a Phantom Stock Appreciation Rights (“PSARs”) plan. As a result of the merger, the Company acquired a PSARs plan in which the participants were fully vested as a result of the merger. The PSARs Plan authorized 31,955 rights to be granted to certain officers and key employees at the discretion of the Board of Directors of First Capital. The Company does not plan to grant additional PSARs. On June 29, 2007 the PSAR Plan was frozen at current market price of $19.05. The total amount in accrued expenses was approximately $94,000 at December 31, 2008. At December 31, 2008, there were 21,027 PSARS outstanding with a weighted-average exercise price of $15.35. The PSARs outstanding at December 31, 2008 were paid out in full during January 2009. The balance of PSARs outstanding was $83,000 at December 31, 2008.

Note 15.	Commitments and Contingent Liabilities

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

Loans on one-to-four family residential mortgages originated by us are sold to various other financial institutions with representations and warranties that are usual and customary for the industry. These representations and warranties give the purchaser of the loan the right to require that we repurchase a loan if the borrower fails to make any one of the first four loan payments within 30 days of the due date, which is termed an Early Payment Default (“EPD”). Our maximum exposure to credit loss in the event of an EPD claim would be the unpaid principal balance of the loan to be repurchased along with any premium paid by the investor when the loan was purchased and other minor collection cost reimbursements. The Bank has received notification from purchasers of three EPD claims in 2008 and seven EPD claims in 2009, but has not yet had to repurchase a loan. Beyond the initial payments to the purchasers of $58,100 upon receipt of the claims, the maximum remaining exposure under these claims would be the difference between the total loan amounts of $2,020,000 and the liquidated value of the underlying collateral consisting of ten single family residences. Original loan to value ratios ranged from 75% to 97% while all loans with a loan to value ratio over 80% have a mortgage insurance policy in place. If repurchase was required, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.

In addition to EPD claims, the representations and warranties in our loan sale agreements also provide that we will indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. In connection with the start up of the wholesale lending division, the Bank has established a reserve for costs related to potential indemnification costs and EPD claims. The balance in this indemnification reserve was $500,000 at December 31, 2009 and there have been no claims or charges against this reserve since establishment of the reserve in September 2007, accordingly management does not anticipate any material exposure in connection with loan sale indemnification or EPD claims.

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

	December 31,
	2009	2008
Commitments to extend credit	$24,488,000	$34,294,000
Standby letters of credit	$23,000	$366,000
Loans sold with representations and warranties	$310,945,000	$153,231,000

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

A substantial portion of the Company's loans are secured by real estate in the Company's primary market area. Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in real estate conditions in the Company's primary market area.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Company and the Bank exceed all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The actual capital amounts and ratios are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital to Risk Weighted Assets
Consolidated	$46,682,567	15.28%	$24,444,117	8.00%	---N/A---
CBC National Bank	$42,171,341	13.92%	$24,240,880	8.00%	$30,301,100	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	$42,856,158	14.03%	$12,222,058	4.00%	---N/A---
CBC National Bank	$38,344,932	12.65%	$12,120,440	4.00%	$18,180,660	6.00%
Tier I Capital to Average Assets
Consolidated	$42,856,158	9.36%	$18,306,029	4.00%	---N/A---
CBC National Bank	$38,344,932	8.40%	$18,266,120	4.00%	$22,832,650	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital to Risk Weighted Assets
Consolidated	$52,271,225	16.10%	$25,973,099	8.00%	---N/A---
CBC National Bank	$46,061,231	14.28%	$25,798,480	8.00%	$32,248,100	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	$48,226,734	14.85%	$12,986,550	4.00%	---N/A---
CBC National Bank	$42,016,740	13.03%	$12,899,240	4.00%	$19,348,860	6.00%
Tier I Capital to Average Assets
Consolidated	$48,226,734	11.14%	$17,315,055	4.00%	---N/A---
CBC National Bank	$42,016,740	9.62%	$17,475,045	4.00%	$21,843,807	5.00%

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

On December 5, 2008, Coastal issued and sold 9,950 preferred shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, along with a Warrant to purchase common stock to the U.S. Treasury as part of the Capital Purchase Program (“CPP”). The U.S. Treasury’s investment in Coastal is part of the government’s program to provide capital to the healthy financial institutions that are the core of the nation’s economy in order to increase the flow of credit to consumers and businesses and provide additional assistance to distressed homeowners facing foreclosure. The Preferred Shares have an annual 5% cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after five years. Dividends compound if they accrue in arrears. The Board has approved and Coastal paid all dividends on the CPP preferred through the Form 10-k filing date. Preferred Shares have a liquidation preference of $1,000 per share plus accrued dividends. The Preferred Shares have no redemption date and are not subject to any sinking fund. The Preferred Shares carry certain restrictions. The Preferred Shares rank senior to our common stock and also provide certain limitations on compensation arrangements of executive officers. During the first three years, Coastal may not reinstate a cash dividend on its common shares nor purchase equity shares without the approval of the U.S. Treasury, subject to certain limited exceptions. Coastal may not reinstate a cash dividend on its common shares to the extent preferred dividends remain unpaid. Generally, the Preferred Shares are non-voting. However, should Coastal fail to pay six quarterly dividends, the holder may elect two directors to the Company’s Board of Directors until such dividends are paid. In connection with the issuance of the Preferred Shares, a Warrant to purchase 205,579 common shares was issued with an exercise price of $7.26 per share, which was calculated based upon the average closing prices of our common stock on the 20 trading days ending on the last trading day prior to the date that our application was approved to participate in the TARP Capital Purchase Program. The Warrant is immediately exercisable and expires in ten years. The Warrant is subject to a proportionate anti-dilution adjustment in the event of stock dividends or splits, among other events.

The fair value of the warrant grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions. Expected volatilities are based on historical volatility of the Company’s stock. The Company has not and does not expect to pay a dividend to common shareholders in the near future. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

Fair value of warrants	$1.90
Assumptions used to estimate fair value:
Risk-free interest rate	2.20%
Dividend yield	0%
Expected volatility	27%
Expected life	10 years

The Preferred Shares and Warrant qualify as Tier 1 capital and are presented in permanent equity on the Consolidated Statement of Condition in the amounts of $9,515,758 and $501,475, respectively. Proceeds were allocated between Preferred Shares and Warrants based on the proportional fair value of each.  The fair value of the Preferred Shares was calculated using a discounted cash flow model assuming a five year life, a 5% dividend rate and a comparable discount interest rate of 12%. The Preferred Share discount is being amortized over five years.

On August 26, 2009, the Bank entered into a formal agreement with the OCC.  The Agreement contains certain operational and financial restrictions, which address the following items: reducing the high level of credit risk in the Bank; taking immediate and continuing action to protect the Bank’s interest in criticized assets; ensuring the Bank’s adherence to its written profit plan to improve and sustain earnings; limiting brokered deposits, excluding reciprocal CDARS, that would cause the Bank’s level of brokered deposits to be in excess of ten percent of total deposits; and establishing a Compliance Committee to monitor the Bank’s adherence to the Agreement.

Additionally on January 27, 2010, pursuant to a request by the Federal Reserve Bank of Richmond, the Board of Directors of Coastal Banking Company, Inc. adopted a resolution, which provides that the Company must obtain prior approval of the Federal Reserve Board before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying dividends, excluding dividends on preferred stock related to our participation in the TARP CPP.  The Company must also provide the Federal Reserve Board with prior notification before using its cash assets, unless the use of such assets is related to an investment in obligations or equity of the Bank, an investment in short-term, liquid assets, or normal and customary expenses, including regularly scheduled interest payments on existing debt.

Note 18.	Fair Value

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with the Fair Value Measurements and Disclosures topic (FASB ASC 820), the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.  The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$60,515,592	$––	$60,515,592	$––
Loans held for sale	50,005,901	––	49,463,110	542,791
Derivative asset positions	837,005	––	837,005	––
Total fair value of assets measured on a recurring basis	$111,358,498	$––	$110,815,707	$542,791
Liabilities:
Derivative liability positions	$1,234,024	$––	$1,234,024	$––
Total fair value of liabilities measured on a recurring basis	$1,234,024	$––	$1,234,024	$––

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$81,438,389	$––	$81,438,389	$––
Loans held for sale	31,404,990	––	29,881,658	1,523,332
Derivative asset positions	793,456	––	793,456	––
Total fair value of assets measured on a recurring basis	$113,636,835	$––	$112,113,503	$1,523,332
Liabilities:
Derivative liability positions	$596,879	$––	$596,879	$––
Total fair value of liabilities measured on a recurring basis	$596,879	$––	$596,879	$––

The table below presents a reconciliation of level 3 assets as of December 31, 2009 and 2008.

	Loans held for sale
	2009	2008
Balance, beginning of year	$1,523,332	$1,001,436
Total gains/(losses) included in net income	171,518	124,734
Purchases, sales, issuances and settlements, net	(1,152,059)	397,162
Transfers in or out of Level 3	––	––
Balance, end of year	$542,791	$1,523,332

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

The table below presents the Company’s assets and liabilities for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total gains (losses) for the year ended December 31, 2009
Assets:
Impaired loans	$8,215,542	$––	$––	$8,215,542	$––
Foreclosed assets	18,176,169	––	––	18,176,169	(1,054,759)
Total fair value of assets measured on a nonrecurring basis	$26,391,711	$––	$––	$26,391,711	$(1,054,759)

The table below presents the Company’s assets and liabilities for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total gains (losses) for the year ended December 31, 2008
Assets:
Impaired loans	$17,895,836	$––	$––	$17,895,836	$––
Foreclosed assets	5,750,973	––	––	5,750,973	(607,041)
Total fair value of assets measured on a nonrecurring basis	$23,646,809	$––	$––	$23,646,809	$(607,041)

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

•
Loans Held for Sale (LHFS): Residential mortgage loans originated for sale as whole loans in the secondary market. These loans are carried at fair value, with changes in the fair value of these loans recognized in mortgage banking noninterest income. Direct loan origination costs and fees are deferred at origination, and then recognized in the gain or loss on loan sales when the loans are sold. Gains and losses on loan sales (sales proceeds minus the carrying value of the loan sold) are recorded as noninterest income.

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

•
Other Borrowings: The carrying amount of variable rate borrowings and federal funds sold approximates fair value. The fair value of fixed rate other borrowings is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

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

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and interest-bearing deposits in banks	$3,386,596	3,386,596	$4,901,373	4,901,373
Federal funds sold	539,326	539,326	464,724	464,724
Securities available for sale	60,515,592	60,515,592	81,438,389	81,438,389
Securities held to maturity	2,000,000	2,094,717	3,022,621	3,023,710
Restricted equity securities	4,996,250	4,996,250	4,793,916	4,793,916
Loans held for sale	50,005,901	50,005,901	31,404,990	31,404,990
Loans, net	283,272,547	288,500,101	299,585,213	314,512,482
Derivative asset positions	837,005	837,005	793,456	793,456
Accrued interest receivable	1,444,702	1,444,702	1,712,511	1,712,511

Financial liabilities:
Deposits	368,880,530	371,290,169	362,656,245	365,446,726
Other borrowings	45,237,158	49,777,577	51,692,588	57,226,061
Junior subordinated debentures	7,217,000	7,195,664	7,217,000	7,347,077
Derivative liability positions	1,234,024	1,234,024	596,879	596,879
Accrued interest payable	406,064	406,064	598,538	598,538

Note 19.	Derivative Financial Instruments

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

The following tables include the notional amounts and realized gain (loss) for mortgage banking derivatives recognized in mortgage banking income for the periods ending December 31, 2009 and December 31, 2008:

Derivatives not designated as hedging instruments	December 31, 2009	December 31, 2008
(in thousands)
Mandatory forward sales contracts
Notional amount	$95,593	$900
Gain (loss) on change in market value of mandatory forward sales contracts	$300	$(10)
Derivative asset balance included in other assets	$791	$––
Derivative liability balance included in other liabilities	$489	$10

Best efforts forward sales contracts
Notional amount	$5,030	$100,429
Gain (loss) on change in market value of best efforts forward sales contracts	$4	$679
Derivative asset balance included in other assets	$29	$755
Derivative liability balance included in other liabilities	$24	$76

Rate lock loan commitments
Notional amount	$63,802	$69,526
Gain (loss) on change in market value of rate lock commitments	$(704)	$(473)
Derivative asset balance included in other assets	$17	$38
Derivative liability balance included in other liabilities	$721	$512

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

Note 20.	Supplemental Segment Information

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

(In thousands)	Community Banking		Wholesale Mortgage Banking		Consolidated Company
Year ended December 31,	2009	2008	2009	2008	2009	2008
Interest income	$18,452	$22,092	$3,304	$2,344	$21,756	$24,436
Interest expense	8,928	12,911	1,884	1,477	10,812	14,388
Net interest income	9,524	9,181	1,420	867	10,944	10,048
Provision for loan losses	7,705	7,823	66	––	7,771	7,823
Net interest income after provision	1,819	1,358	1,354	867	3,173	2,225
Non interest income	1,109	2,146	6,545	998	7,654	3,144
Non interest expense	23,397	12,275	4,189	1,088	27,586	13,363
Net income (loss) before tax expense (benefit)	(20,469)	(8,771)	3,710	777	(16,759)	(7,994)
Income tax expense (benefit)	(3,320)	(3,389)	1,097	233	(2,223)	(3,156)
Net income (loss) after taxes	$(17,149)	$(5,382)	$2,613	$544	$(14,536)	$(4,838)

Average portfolio loans, net	293,886	286,654	8,045	15,807	301,931	302,461
Average loans available for sale	1,124	488	56,486	22,149	57,610	22,637
Average total assets	415,194	405,406	65,388	38,227	480,582	443,633
Average deposits	374,264	353,384	––	––	374,264	353,384
Average other borrowings	––	3,885	53,420	36,786	53,420	40,671

Note 21.	Condensed Financial Information of Coastal Banking Company (Parent Company Only)

Condensed Balance Sheets

	December 31,
	2009	2008
Assets
Cash and due from banks	$2,604,811	$4,164,061
Investment in Coastal Banking Company Statutory Trust I & II	217,000	217,000
Investment in subsidiary bank	40,608,200	53,011,686
Premises and equipment	1,193,486	1,226,184
Other assets	604,844	739,558
Total assets	$45,228,341	$59,358,489

Liabilities
Junior subordinated debentures	$7,217,000	$7,217,000
Other liabilities	108,915	136,809
Total liabilities	7,325,915	7,353,809

Shareholders’ Equity
Shareholders’ equity	37,902,426	52,004,680
Total liabilities and shareholders’ equity	$45,228,341	$59,358,489

Condensed Statements of Operations

	For the years ended December 31,
	2009	2008
Income
Interest income	$75,570	$48,398
Dividend income	—	300,000
Other income	63,227	63,713
Total income	138,797	412,111

Expenses
Interest expense	417,071	493,512
Other operating expenses	803,426	1,414,001
Total expense	1,220,497	1,907,513

Loss before income tax benefits and equity in undistributed loss of subsidiary	(1,081,700)	(1,495,402)

Income tax benefits	396,195	580,604

Loss before equity in undistributed loss of subsidiary	(685,505)	(914,798)

Equity in undistributed loss of subsidiary	(13,850,883)	(3,923,503)

Net loss	$(14,536,388)	$(4,838,301)

Condensed Statements of Cash Flows

	For the years ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(14,536,388)	$(4,838,301)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in undistributed loss of Bank	13,850,883	3,923,503
Depreciation and amortization	32,698	57,671
Stock-based compensation expense	84,233	160,487
Change in other assets and liabilities	(390,676)	(443,127)
Net cash used by operating activities	(959,250)	(1,139,767)

Cash flows from investing activities:
Contribution of capital to subsidiary bank	(600,000)	(6,000,000)
Net cash used by investing activities	(600,000)	(6,000,000)

Cash flows from financing activities:
Issuance of preferred stock	—	9,950,000
Purchase and retirement of treasury shares	—	(692,269)
Proceeds from exercise of stock options	—	374,640
Net cash provided by financing activities	—	9,632,371

Net change in cash and due from banks	(1,559,250)	2,492,604
Cash and due from banks at beginning of year	4,164,061	1,671,457
Cash and due from banks at end of year	$2,604,811	$4,164,061

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that Coastal Banking Company, Inc maintained effective internal control over financial reporting as of December 31, 2009.

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

There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information for this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2010, under the headings “Proposal: Election of Directors”, “Code of Ethics,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2010, under the heading “Compensation” and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The responses to this Item are included, in part, in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2010, under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock authorized for issuance under the following equity compensation plans and agreements:

•	Coastal Banking Company, Inc. 2000 Stock Incentive Plan (the “Coastal Plan”)

•	First Capital Bank Holding Corporation 1999 Stock Option Plan (the “First Capital Plan’)

•	Coastal Banking Company, Inc. Stock Warrant Agreements

Equity Compensation Plan Information

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance
Equity Plans Approved by Security Holders	135,532	(1)	$8.88	177,516	(2)
Equity Compensation Plans Not Approved by Security Holders	205,579		7.26	––
Total	341,111		7.90	162,516

———————
(1)	Includes 121,357 shares subject to options issued under the Coastal Plan and 14,175 shares subject to options issued under the First Capital Plan.

(2)
Reflects shares available for issuance under the Coastal Plan. No shares are available for issuance under the First Capital Plan. The total number of shares authorized for issuance under the Coastal Plan automatically increases each time the Company issues additional shares of common stock, so that the aggregate number of shares authorized for issuance continues to equal 15% of the total number of outstanding shares of the Company’s common stock. The total number of shares authorized for issuance under the Coastal Plan as of December 31, 2009 was 385,306.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 26, 2010, under the headings “Related Party Transactions” and “Compensation” and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2010, under the heading “Independent Registered Public Accounting Firm” and are incorporated herein by reference.

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
10.1.1
First Amendment to the Coastal Banking Co. Inc Form of Stock Warrant Agreement (incorporated by Reference to Exhibit 10.10 to the Registration Statement on Form S-4, File No. 333-125318, filed May 27, 2005).*

10.2
Coastal Banking Company, Inc. 2000 Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Form 10-K for the period ended December 31, 2002, File No. 000-28333).*

10.3
Lease Agreement between Lowcountry National Bank and Bright O’Hare Moss Creek Partnership, dated January 14, 2003 (incorporated by reference to Exhibit 10.7 of the Form 10-K for the period ended December 31, 2002, File No. 000-28333).

10.4	Form of Lowcountry National Bank Director Deferred Fee Agreement. (incorporated by reference to Exhibit 10.5 of the Form 10-K for the period ended December 31, 2004, File No. 000-28333)*
10.4.1
Form of Second Amendment to Lowcountry National Bank Director Deferred Fee Agreement (incorporated by reference to Exhibit 10.13 to the Form 10-K for the period ended December 31, 2006, File No. 000-28333)*

10.4.2
Form of Third Amendment to Lowcountry National Bank Director Deferred Fee Agreement with Dennis O. Green and James W. Holden, Jr. (incorporated by reference to Exhibit 10.4.2 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*

10.4.3
Form of Third Amendment to Lowcountry National Bank Director Deferred Fee Agreement with Ladson F. Howell, James C. Key, and Robert B. Pinkerton (incorporated by reference to Exhibit 10.4.3 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*

10.4.4
Form of First Amendment to the Lowcountry National Bank Director Deferred Fee Agreement(incorporated by reference to Exhibit 10.4.4 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*

10.5	Form of Lowcountry National Bank Executive Deferred Compensation Agreement.(incorporated by reference to Exhibit 10.5 of the Form 10-K for the period ended December 31, 2004, File No. 000-28333)*
10.5.1
Form of Second Amendment to Lowcountry National Bank Executive Deferred Compensation Agreement (incorporated by reference to Exhibit 10.14 to the Form 10-K for the period ended December 31, 2006, file No. 000-28333)*

10.5.2
Amendment to the Lowcountry National Bank Executive Deferred Compensation Agreement for Gary Horn (incorporated by reference to Exhibit 10.5.2 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*

10.5.3
Form of First Amendment to the Lowcountry National Bank Executive Deferred Compensation Agreement (incorporated by reference to Exhibit 10.5.3 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*

10.6
Amended and Restated Employment Agreement dated December 31, 2008 between the Company and Michael Sanchez (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed January 7, 2009, File No. 000-28333).*

10.6.1
First Amendment to the Restated Employment Agreement between Coastal Banking Company, Inc., CBC National Bank and Michael Sanchez, dated March 20, 2009 (incorporated by reference to Exhibit 10.1 of Current Report on form 8-K, filed on March 20, 2009)*

10.7	Salary Continuation Agreement dated April 6, 2005 between the Company and Gary Horn (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, File No. 000-28333).*
10.7.1
First Amendment to Salary Continuation Agreement dated December 17, 2008 between the Company, CBC National Bank and Gary Horn (incorporated by reference to Exhibit 10.7.1 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*

10.8
Employment Agreement dated September 10, 2007 between the Company and Paul R. Garrigues (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*

10.8.1
First Amendment to Employment Agreement dated December 17, 2008 between the Company and Paul R. Garrigues (incorporated by reference to Exhibit 10.12.1 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*

10.9
Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement –– Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on December 5, 2008, File No. 000-28333)

10.10	Form of Waiver (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on December 5, 2008, File No. 000-28333)*
10.11	Form of Senior Executive Officer Agreement(incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed on December 5, 2008, File No. 000-28333)*

10.12
Executive Supplemental Retirement Income Agreement for Michael Sanchez (incorporated by reference to Exhibit 10.1 to the Form 10-QSB for the period ended September 30, 2004 filed by First Capital Bank Holding Corporation, File No. 000-30297)*

10.13
Phantom Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.2 to the Form 10-QSB for the period ended September 30, 2004 filed by First Capital Bank Holding Corporation, File No. 000-30297)*

10.13.1	Form of First Amendment to the Phantom Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.17.1 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*
10.13.2	Form of Second Amendment to the Phantom Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.17.2 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*
10.13.3	Form of Third Amendment to the Phantom Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.17.3 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*
10.14
Form Phantom Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.3 to the
Form 10-QSB for the period ended September 30, 2004 filed by First Capital Bank Holding Corporation,
File No. 000-30297)*

10.15	Formal Agreement with Comptroller of the Currency, dated August 26, 2009 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2009, File No. 000-28333)
21.1	Subsidiaries of the Company
23.1	Consent of Certified Public Accountants.
24.1	Power of Attorney (contained as part of the signature pages herewith)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Certification of Compliance with EESA Section 111 by Chief Executive Officer
99.2	Certification of Compliance with EESA Section 111 by Chief Financial Officer
———————
*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coastal Banking Company, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL BANKING COMPANY, INC.

By:	/s/ Michael G. Sanchez
Michael G. Sanchez
President and Chief Executive Officer

Date:	March 17, 2010

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

Signature	Title	Date

/s/ CHRISTINA H. BRYAN	Director	March 17, 2010
Christina H. Bryan

/s/ Suellen Rodeffer Garner	Chairman of the Board of	March 17, 2010
Suellen Rodeffer Garner	Directors

/s/ Paul R. Garrigues	Chief Financial Officer	March 17, 2010
Paul R. Garrigues **

/s/ Dennis O. Green	Director	March 17, 2010
Dennis O. Green

/s/ MARK B. HELES	Director	March 17, 2010
Mark B. Heles

/s/ JAMES W. HOLDEN, JR.	Director	March 17, 2010
James W. Holden, Jr.

Signature	Title	Date

/s/ Ladson F. Howell	Vice Chairman of the Board of	March 17, 2010
Ladson F. Howell	Directors

/s/ JAMES C. KEY	Director	March 17, 2010
James C. Key

/s/ Robert B. Pinkerton	Director	March 17, 2010
Robert B. Pinkerton

/s/ Michael G. Sanchez	President, Chief Executive Officer	March 17, 2010
Michael G. Sanchez*	And Director

	Director	March 17, 2010
Edward E. Wilson

/s/ Marshall E. Wood	Director	March 17, 2010
Marshall E. Wood

*      Principal Executive Officer
**    Principal Financial and Accounting Officer