Form 10-Q
period 2010-03-31
COASTAL BANKING CO INC
filed 2010-05-17
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)
     ☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,568,707 shares of common stock, $.01 par value, were issued and outstanding on May 14, 2010.

PART 1.  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Coastal Banking Company
Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Cash and due from banks	$3,168,986	$2,679,003
Interest-bearing deposits in banks	707,885	707,593
Federal funds sold	156,102	539,326
Securities available for sale, at fair value	51,895,005	60,515,592
Securities held to maturity, at cost	2,000,000	2,000,000
Restricted equity securities, at cost	4,996,250	4,996,250
Loans held for sale, at fair value	32,481,632	50,005,901

Loans, net of unearned income	285,972,305	289,658,956
Less allowance for loan losses	6,663,314	6,386,409
Loans, net	279,308,991	283,272,547

Premises and equipment, net	7,487,856	7,599,170
Cash surrender value of life insurance	3,274,104	7,394,114
Intangible assets	115,639	136,480
Other real estate owned	16,989,841	18,176,169
Loan sales receivable	34,970,707	14,849,299
Other assets	9,823,207	10,225,954

	$447,376,205	$463,097,398
Liabilities and Shareholders’ Equity
Deposits:
Non interest-bearing	$19,683,984	$17,775,762
Interest-bearing	339,826,187	351,104,768
Total deposits	359,510,171	368,880,530
Other borrowings	37,193,544	45,237,158
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	6,205,033	3,860,284

Total liabilities	410,125,748	425,194,972

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
9,950 shares issued and outstanding
in 2010 and 2009	9,531,884	9,515,758
Common stock, $.01 par value; 10,000,000 shares authorized;
2,568,707 shares issued and outstanding
in 2010 and 2009	25,687	25,687
Additional paid-in capital	41,143,691	41,121,636
Accumulated deficit	(14,542,218)	(13,930,443)
Accumulated other comprehensive income	1,091,413)	1,169,788

Total shareholders’ equity	37,250,457	37,902,426

	$447,376,205	$463,097,398

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company
Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Interest income:
Interest and fees on loans	$4,408,483	$4,450,139
Interest on taxable securities	597,094	841,307
Interest on nontaxable securities	66,443	159,542
Interest on deposits in other banks	889	131
Interest on federal funds sold	2,624	94
Total interest income	5,075,533	5,451,213

Interest expense:
Interest on deposits	1,720,478	2,552,512
Interest on junior subordinated debentures	97,309	109,363
Interest on other borrowings	323,510	355,104
Total interest expense	2,141,297	3,016,979

Net interest income	2,934,236	2,434,234
Provision for loan losses	400,000	2,930,000
Net interest income (expense) after provision for loan losses	2,534,236	(495,766)

Non-interest income:
Service charges on deposit accounts	130,364	158,249
Other service charges, commissions and fees	64,378	75,117
SBA loan income	41,435	43,335
Mortgage banking income	1,003,290	2,304,661
Gain on sale of securities	133,551	––
Loss on Silverton Financial Services stock	––	(507,366)
Income from investment in life insurance contracts	33,134	75,031
Other income	17,740	7,339
Total other income	1,423,892	2,156,366

Non-interest expenses:
Salaries and employee benefits	1,812,304	2,372,646
Occupancy and equipment expense	323,513	288,891
Advertising fees	52,804	22,671
Amortization of intangible assets	20,841	34,440
Audit fees	102,359	62,568
Data processing fees	239,914	223,272
Director fees	56,800	40,400
FDIC insurance expense	208,916	378,709
Legal and other professional fees	126,411	190,446
OCC examination fees	45,917	30,846
Other real estate expenses	786,367	57,410
Other operating	305,857	594,658
Total other expenses	4,082,003	4,296,957

Loss before income taxes (benefits)	(123,875)	(2,636,357)
Income tax expense (benefit)	347,400	(701,577)
Net loss	$(471,275)	$(1,934,780)

Preferred stock dividends	140,500	139,581
Net loss available to common shareholders	$(611,775)	$(2,074,361)
Basic loss per share available to common shareholders	$(.24)	$(.81)
Diluted loss per share available to common shareholders	$(.24)	$(.81)

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company
Consolidated Statements of Comprehensive Loss
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009

Net loss	$(471,275)	$(1,934,780)
Other comprehensive income (loss), net of tax:
Net unrealized holding gains arising during period	9,768	388,877)
net of tax of $5,032 and $200,331
Reclassification adjustment for gains included in net income
net of tax of $45,408	(88,143)	––)
Total other comprehensive income (loss)	(78,375)	388,877)

Comprehensive loss	$(549,650)	$(1,545,903)

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(471,275)	$(1,934,780)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	400,000	2,930,000
Depreciation, amortization and accretion	139,958	113,602
Amortization of intangible assets	20,841	34,440
Originations of mortgage loans held for sale	(187,224,514)	(247,974,017)
Proceeds from sales of mortgage loans held for sale	204,748,783	253,073,224
Increase in cash value of life insurance	(33,134)	(75,031)
Gain on sale of securities	(133,551)	––
Loss on Silverton Financial Services stock	––	507,366
Loss on sale of other real estate owned	665,578	83,224
Proceeds from sales of other real estate owned	1,714,907	1,692,617
SBA loan income	(41,435)	(43,335)
Mortgage banking income	(1,003,290)	(2,304,661)
Stock-based compensation expense	22,055	22,105
Net other operating activities	(16,413,186)	(6,618,020)
Net cash provided (used) by operating activities	2,391,737	(493,266)

Cash flows from investing activities:
Net increase in interest-bearing deposits in banks	(292)	(10,650)
Proceeds from sale of securities available for sale	3,950,875	––
Proceeds from maturities of securities available for sale	4,723,113	3,769,258
Purchases of securities available for sale	(51,612)	––
Purchase of restricted equity securities	––	(525,000)
Net (increase) decrease in loans	2,369,399	(4,402,981)
Net decrease in federal funds sold	383,224	399,429
Redemption of bank owned life insurance policies	4,153,144	––
Purchase of premises and equipment	(9,246)	(17,837)
Net cash provided (used) by investing activities	15,518,605	(787,781)

Cash flows from financing activities:
Net increase (decrease) in deposits	(9,370,359)	456,551
Proceeds from other borrowings	––	1,080,000
Repayment of other borrowings	(8,050,000)	(1,000,000)
Net cash provided (used) by financing activities	(17,420,359)	536,551

Net increase (decrease) in cash and due from banks	489,983	(744,496)
Cash and due from banks at beginning of period	2,679,003	4,790,625
Cash and due from banks at end of period	$3,168,986	$4,046,129

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,138,097	$3,089,717
Cash paid during the year for income taxes	$––	$13,637

Noncash Transactions:
Principal balances of loans transferred to other real estate owned	$1,194,157	$1,393,219

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements – March 31, 2010 and 2009 (Unaudited) and December 31, 2009

Note 1 - Basis of Presentation

Coastal Banking Company, Inc. (the “Company”) is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for CBC National Bank (the “Bank”). The Bank commenced business on May 10, 2000 as Lowcountry National Bank. The Company acquired First National Bank of Nassau County, which began its operations in 1999, through its merger with First Capital Bank Holding Corporation on October 1, 2005. On October 27, 2006, the Company acquired the Meigs, Georgia office of the Bank through merger of Cairo Banking Co. with and into the Bank. On August 10, 2008, Lowcountry National Bank and First National Bank of Nassau County merged into one charter. Immediately after the merger, the name of the surviving bank was changed to CBC National Bank and the main office relocated to 1891 South 14th Street, Fernandina Beach, Nassau County, Florida. The Bank’s branches continue to do business under the trade names “Lowcountry National Bank,” “First National Bank of Nassau County,” and “The Georgia Bank” in their respective markets. The Bank provides full commercial banking services to customers throughout Beaufort County, South Carolina; Nassau County, Florida; and Thomas County, Georgia and is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank also has loan production offices in Savannah, Georgia and Jacksonville, Florida, as well as a mortgage banking office in Atlanta, Georgia. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Statutory Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

The consolidated financial statements include the accounts of the Company and the Bank.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-K.  The financial statements as of March 31, 2010 and for the interim periods ended March 31, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2009 annual report to shareholders on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein.  Actual results could differ from those estimates.

Accounting Policies Recently Adopted

In January 2010, the FASB issued ASU 2010-06, an update to ASC 820-10, “Fair Value Measurements.” This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. The Company adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities are effective for the Company on January 1, 2011. The adoption of the disclosure requirements for level 1 and level 2 transfers and the expanded qualitative disclosures, had no impact on the Company’s financial position, results of operations, and EPS. The Company does not expect the adoption of the level 3 disclosure requirements to have an impact on its financial position, results of operations, and EPS. Please see Note 7 to the financial statements for our fair value disclosure, which includes a definition of level 1, 2 and 3 valuation measurements.

In February 2010, the FASB issued ASU 2010-09, an update to ASC 855-10, “Subsequent Events.” This update amends the guidance to remove the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. SEC filers must continue to evaluate subsequent events through the date the financial statements are issued. The amendment was effective and has been adopted by the Company upon issuance.

Note 2 -Regulatory Oversight, Capital Adequacy, Operating Losses, Liquidity and Management’s Plans

Regulatory Oversight

The Bank entered into a formal agreement with the OCC on August 26, 2009 (the “Agreement”) that imposes certain operational and financial directives on the Bank.  The specific directives of the Agreement addressed the current level of credit risk in the Bank’s loan portfolio, action required to protect the Bank’s interest in criticized assets, adherence to its written profit plan to improve and sustain earnings, limitations on the maximum allowable level of brokered deposits, excluding reciprocal CDARS deposits, and the establishment of a board level Compliance Committee to monitor the Bank’s adherence to the Agreement.

Additionally, in response to a request by the Federal Reserve Bank of Richmond, the Board of Directors of Coastal Banking Company, Inc. adopted a resolution on January 27, 2010.  This resolution requires that the Company obtain prior approval of the Federal Reserve Board before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying cash dividends to common shareholders. The Company has not in the past, and does not plan in the future to conduct such transactions; as a result, the Company expects that the prior approval requirements will have limited impact on its operations.  The resolution also requires that the Company provide the Federal Reserve Board with prior notification before using its cash assets for purposes other than investments in obligations or equity of the Bank, investments in short-term, liquid assets, or payment of normal and customary expenses, including regularly scheduled interest payments on existing debt.  It is important to note that this resolution does not prohibit payment of cash dividends on preferred stock issued pursuant to the U.S. Treasury’s Capital Purchase Plan or interest expense on our Trust Preferred Securities.

As a result of the Agreement and the aforementioned board resolution, the Bank and the Company are now operating under heightened regulatory scrutiny and monitoring.  Management has taken aggressive steps to address the components of the Agreement and has frequent contact with the OCC as we work to improve our financial condition and comply with all the directives of the Agreement.  Monitoring of our progress by the OCC is much more frequent and includes interim on-site visits as well as ongoing telephone consultations.  Management recognizes that failure to adequately address the Agreement could result in additional actions by the banking regulators with the potential for more severe operating restrictions and oversight requirements.

Capital Adequacy

As of March 31, 2010, the Bank exceeded all of the regulatory capital ratio levels to be categorized as “well capitalized.”  It is noteworthy that the OCC did not include a capital directive, or minimum capital maintenance requirement, in the Agreement; however, maintaining the Bank’s existing capital adequacy is a top priority for management. To that end, we have established internal policy minimums on capital ratios at levels that exceed the “well capitalized” regulatory minimums by 200 basis points. In effect, if our key regulatory capital ratios fall within 200 basis points of the “well capitalized” limits, management will implement strategic action plans to restore capital ratios above this 200 basis point threshold.

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

Operating Losses

The Company recorded a net loss of $471,000 for the three months ended March 31, 2010.  This loss was largely the result of an income tax expense of $263,000 from a non recurring early redemption of Bank Owned Life Insurance (BOLI) Policies with a total cash surrender value of $4,153,144, carrying costs on foreclosed properties and losses on the sale of foreclosed properties. Carrying costs and losses on sales of foreclosed assets are expected to remain elevated during 2010 as the Company works towards liquidation of these non-performing assets.  This current quarter loss represents a 76% reduction from the loss of $1,935,000 for the three months ended March 31, 2009.  Excluding the impact of the income tax expense on the nonrecurring BOLI early redemption, the current quarter loss from recurring core operations would have been $208,000 for a 89% reduction from the loss incurred during the same quarter in 2009 on significantly improved asset quality costs.

Management has implemented a number of actions in an effort to improve earnings, including significant reductions to the cost of interest bearing liabilities and strict controls over other operating expenses.  These actions have been effective in improving core earnings as of March 31, 2010; however, asset quality charges throughout the period continued to negatively impact earnings. Although the Company realized an increase in loans past due greater than 30 days and still accruing interest, management is encouraged by three consecutive quarters of a decline in the level of nonaccrual loans. Management will continue to monitor past due loans and remain cautiously optimistic as existing negative economic conditions may reverse any positive trends resulting in continued losses that will hinder our ability to return to profitability and further erode capital levels.

Liquidity

Management monitors liquidity on a daily basis and forecasts liquidity needs over a 90-day horizon in order to anticipate and provide for future needs.  We also utilize a comprehensive contingency funding policy that uses several key liquidity ratios or metrics to define different stages of the Company’s overall liquidity position.  This policy defines actions or strategies that are employed based on the liquidity position of the Company to reduce the risk of a future liquidity shortfall.

The primary sources of liquidity are cash and cash equivalents, deposits, scheduled repayments of loans, unpledged investment securities, available borrowing facilities and proceeds from loan sales receivable.  Within deposits we utilize retail deposits from our branch locations, a modest level of brokered deposits, CDARS reciprocal deposits and deposits from other insured depository institutions.  The Agreement requires that our brokered deposits, excluding reciprocal CDARs, not exceed 10% of our total deposits, which is consistent with our existing internal liquidity policy.  As a result of our existing internal liquidity policy, we have been and anticipate continuing to be in compliance with the brokered deposit limitation provision of the Agreement.  Although the FDIC Call Report defines CDARS reciprocal deposits as brokered deposits, CDARS reciprocal deposits are excluded from the brokered deposit limitation provision in the Agreement.  At March 31, 2010 we have the capacity to raise up to an additional $17,256,000 in brokered deposits if needed, and continue to remain in compliance with the 10% limitation in the Agreement.  Our borrowing facilities include collateralized repurchase agreements and unsecured federal funds lines with correspondent banks, as well as borrowing agreements with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank collateralized by pledged loans and securities.

As of March 31, 2010, the Company had $102.5 million in total borrowing capacity, of which we had utilized $37.2 million or 36.3%, leaving remaining available liquidity of $65.3 million. Approximately $6 million of the borrowings outstanding were on an overnight basis to fund a temporary bulge in liquidity needs from a quarter end spike in fundings of loans available for sale.  Loans available for sale are also considered by management as a key source of liquidity as a result of the speed with which these loans are sold and settled for cash.  Management expects that loans originated for sale will be sold and converted to cash within 18 to 20 calendar days after the loan is originated.  The balance of loans available for sale averaged just over $52 million in 2010.  Accordingly, in the event of a liquidity crisis, we anticipate having the ability to slow or stop loan origination activity to allow the loans available for sale to convert into cash. As of March 31, 2010, based on current and expected liquidity needs and sources, management expects the Company to be able to meet all obligations as they become due.

Note 3 – Losses Per Share

The following table sets forth the computation of basic and diluted losses per share for the three months ended March 31.

	For the three months ended March 31,
	2010	2009
Net loss	$(471,275)	$(1,934,780)
Preferred stock dividends	(140,500)	(139,581)
Net loss available to common shareholders	$(611,775)	$(2,074,361)

Weighted average common shares	2,568,707	2,568,707
Effect of dilutive securities	––	––
Diluted average common shares	2,568,707	2,568,707

Losses per common share	$(0.24)	$(0.81)
Diluted losses per common share	$(0.24)	$(0.81)

Note 4 – Investment Securities

Investment securities are as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$6,417,150	$93,081	$(32,203)	$6,478,028
Mortgage-backed securities	43,824,199	1,613,299	(20,521)	45,416,977
	$50,241,349	$1,706,380	$(52,724)	$51,895,005
Held to maturity
Corporate debt securities	$2,000,000	$99,159	$—	$2,099,159
	$2,000,000	$99,159	$—	$2,099,159

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$10,185,270	$218,293	$(33,354)	$10,370,209
Mortgage-backed securities	48,557,915	1,624,517	(37,049)	50,145,383
	$58,743,185	$1,842,810	$(70,403)	$60,515,592
Held to maturity
Corporate debt securities	$2,000,000	$94,717	$—	$2,094,717
	$2,000,000	$94,717	$—	$2,094,717

The following table shows gross unrealized losses and fair value of securities, aggregated by category and length of time that the securities have been in a continuous unrealized loss position, at March 31, 2010.

Investment securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$2,386,370	$(32,203)	$—	$—	$2,386,370	$(32,203)
Mortgage-backed securities	1,917,381	(20,521)	—	—	1,917,381	(20,521)
Total	$4,303,751	$(52,724)	$—	$—	$4,303,751	$(52,724)

As of March 31, 2010, The Company has reviewed investment securities that are in an unrealized loss position in accordance with its accounting policy for other-than-temporary impairment and does not consider them other-than-temporarily impaired. The Company does not intend to sell its debt securities, and it is more likely than not that the Company will not be required to sell the securities prior to recovery.

The following table shows gross unrealized losses and fair value of securities, aggregated by category and length of time that the securities have been in a continuous unrealized loss position, at December 31, 2009.

Investment securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$2,334,400	$(33,354)	$—	$—	$2,334,400	$(33,354)
Mortgage-backed securities	2,031,756	(37,049)	—	—	2,031,756	(37,049)
Total	$4,366,156	$(70,403)	$—	$—	$4,366,156	$(70,403)

As of December 31, 2009, no individual securities available for sale were in a continuous loss position for twelve months or more and no securities held to maturity were in a loss position. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value, as of December 31, 2009, was attributable to changes in market interest rates and not in the credit quality of the issuer. The unrealized losses are considered temporary because each security carries an acceptable investment grade and the repayment sources of principal and interest are government backed. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

The amortized cost and estimated fair value of investment securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$—	$—
Due from one year to five years	1,274,880	1,309,904
Due from five to ten years	2,203,561	2,256,452
Due after ten years	2,938,709	2,911,672
Mortgage-backed securities	43,824,199	45,416,977
	$50,241,349	$51,895,005
Held to maturity
Due in one year or less	$—	$—
Due from one year to five years	2,000,000	2,099,159
Due from five to ten years	—	—
Due after ten years	—	—
	$2,000,000	$2,099,159

Securities with an amortized cost and fair value of $38,154,000 and $39,485,000, respectively as of March 31, 2010 and $39,748,000 and $41,048,000, respectively as of December 31, 2009, were pledged to secure public deposits and Federal Home Loan Bank borrowings.  Pledged securities may not be sold without first pledging replacement securities and obtaining consent of the party to whom the securities are pledged.

Gains and losses on sales of securities available for sale consist of the following:

	For the Three Months Ended March 31,
	2010	2009
Gross gains on sales of securities	$133,551	$—
Gross losses on sales of securities	—	—
Net realized gains on sales of securities available for sale	$133,551	$—

Note 5 — Loans and allowance for loan losses

Gross loans totaled $285,972,000 at March 31, 2010, a decrease of $3,687,000, or 1.27%, since December 31, 2009.  We continue to work to reduce our exposure to higher risk loans by avoiding growth in the balance of real estate - construction, commercial loans; however, during the current quarter the balance of these loans increased slightly as a result of one new loan for construction of a retail charitable donation facility.  At the same time we have been focusing our lending efforts to increase the balance of real estate - mortgage, residential loans and real estate - mortgage, commercial loans; however, we sold 3 of these loans with a principal balance of $2,738,000 during the quarter ended March 31, 2010 causing a slight decline in the balance of these loan types.  All loans are domestic, we have no foreign loans.

Balances and nonaccrual levels within the major loans receivable categories as of March 31, 2010 and December 31, 2009 were as follows:

	Loan Portfolio Mix as of:				Loans on Nonaccrual as of:
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
Commercial and financial	$10,098,000	4%	$10,956,000	4%	$3,000	––%	$40,000	––%
Agricultural	151,000	––%	319,000	––%	151,000	1%	319,000	2%
Real estate – construction, commercial	57,887,000	20%	57,573,000	20%	7,056,000	54%	6,836,000	50%
Real estate – construction, residential	13,950,000	5%	13,063,000	4%	24,000	––%	526,000	4%
Real estate – mortgage, farmland	––	––%	––	––%	––	––%	––	––%
Real estate – mortgage, commercial	89,910,000	31%	91,326,000	32%	1,958,000	15%	2,831,000	21%
Real estate – mortgage, residential	111,300,000	39%	112,984,000	39%	3,799,000	30%	3,198,000	23%
Consumer installment loans	2,493,000	1%	3,293,000	1%	1,000	––%	4,000	––%
Other	183,000	––%	145,000	––%	––	––%	––	––%
Gross loans	$285,972,000		$289,659,000		$12,992,000		$13,754,000

We typically place loans on nonaccrual status when they become 90 days past due.  In addition to the interest lost when a loan is placed in nonaccrual status, there is an increased probability of a loan on nonaccrual moving into foreclosure with a potential loss outcome. Interest lost on nonaccrual loans was $133,000 and $405,000 for the three months ended March 31, 2010 and 2009, respectively. Interest income recognized on nonaccrual loans was $52,000 and $40,000 for the three months ended March 31, 2010 and 2009, respectively.

There were no loans past due ninety days or more and still accruing interest at March 31, 2010.  At December 31, 2009 there was one loan for $105,000 that was past due ninety days or more and still accruing interest.

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

Risk Elements in the Loan Portfolio

As addressed in the discussion on the provision and allowance for loan losses in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, loans on nonaccrual status decreased by $762,000, or 5.5%, from $13,754,000 at December 31, 2009 to $12,992,000 at March 31, 2010, while loans past due greater than 30 days and still accruing interest increased from $2,032,000 at December 31, 2009 to $5,844,000 at March 31, 2010. There were two credit relationships responsible for 86% of the net increase in loans past due greater than 30 days and still accruing interest.  In addition to the level of past due loans and loans on nonaccrual status, there are a number of other portfolio characteristics that management monitors and evaluates to assess the risk profile of the loan portfolio.  The following is a summary of risk elements in the loan portfolio:

	Loans with Interest Only Payments
	March 31, 2010		December 31, 2009
Commercial and financial	$5,695,000	7%	$6,330,000	7%
Real estate – construction, commercial	30,258,000	37%	30,230,000	35%
Real estate – construction, residential	5,700,000	7%	6,872,000	8%
Real estate – mortgage, commercial	15,296,000	18%	15,899,000	19%
Real estate – mortgage, residential	24,461,000	30%	24,481,000	29%
Consumer installment loans	737,000	1%	1,402,000	2%
Other	148,000	––%	145,000	––%
Gross loans	$82,295,000		$85,359,000

As shown above, 29% of our portfolio loans are loans with interest only payments at March 31, 2010, and such loans are generally regarded as carrying a higher risk profile than fully amortizing loans.  It is important to note that none of the interest only loans in our portfolio allow negative amortization.

	Geographic Concentration of Loan Portfolio
	March 31, 2010
	Florida	Georgia	South Carolina	Other
Commercial and financial	$6,069,000	$535,000	$3,387,000	$107,000
Agricultural	––	151,000	––	––
Real estate – construction, commercial	19,337,000	9,004,000	29,546,000	––
Real estate – construction, residential	3,627,000	1,232,000	9,091,000	––
Real estate – mortgage, farmland	––	––	––	––
Real estate – mortgage, commercial	33,883,000	12,635,000	43,392,000	––
Real estate – mortgage, residential	37,552,000	32,318,000	39,310,000	2,120,000
Consumer installment loans	650,000	229,000	1,598,000	16,000
Other	4,000	145,000	34,000	––
Gross loans	$101,122,000	$56,249,000	$126,358,000	$2,243,000

	Geographic Concentration of Loan Portfolio
	December 31, 2009
	Florida	Georgia	South Carolina	Other
Commercial and financial	$6,335,000	$569,000	$3,938,000	$114,000
Agricultural	––	319,000	––	––
Real estate – construction, commercial	19,018,000	8,775,000	29,780,000	––
Real estate – construction, residential	3,786,000	429,000	8,789,000	59,000
Real estate – mortgage, farmland	––	––	––	––
Real estate – mortgage, commercial	35,505,000	11,949,000	43,872,000	––
Real estate – mortgage, residential	46,989,000	21,788,000	39,803,000	4,404,000
Consumer installment loans	1,119,000	602,000	1,555,000	17,000
Other	––	145,000	––	––
Gross loans	$112,752,000	$44,576,000	$127,737,000	$4,594,000

We also monitor and evaluate several other loan portfolio characteristics at a total portfolio level rather than by major loan category.  These characteristics include the following:

Junior Liens – Loans secured by liens in subordinate positions tend to have a higher risk profile than loans secured by liens in the first or senior position.  At March 31, 2010 the Company held $21,916,000 of loans secured by junior liens which represents approximately 7.7% of the total net portfolio of loans.  Historical loss experience as measured by net loan charge offs was $9,000 in the three months ended March 31, 2010 for all loans secured by junior liens for an annualized loss rate of 0.17%.

High Loan to Value Ratios – Typically the Company will not originate a new loan with a loan to value (LTV) ratio in excess of 100%.  However, declines in collateral values can result in the case of an existing loan renewal with an LTV in excess of 100% based on the current appraised value of the collateral.  In such cases the borrower may be asked to pledge additional collateral or to renew the loan for a lesser amount.  If the borrower lacks the ability to pay down the loan or provide additional collateral, but has the ability to continue to service the debt, the loan will be renewed with an LTV in excess of 100%.  At March 31, 2010 the loan portfolio included 21 loans with a balance of $9,760,000, or 3.4% of the net loan portfolio, with current loan to value ratios in excess of 100%.

Restructured Loans – The Company follows a conservative approach by classifying loans as restructured whenever the terms of a loan are adjusted to benefit a borrower in financial distress, regardless of the status of the loan at the time of restructuring.  There are two primary categories of restructured loans based on the status and condition of the loan at the time of any such restructure, and these categories present very different risk profiles.

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

Although we have limited experience with respect to restructured loans, it appears that performing restructured loans perform better than non performing restructured loans, as evidenced by a lower delinquency recidivism rate. At March 31, 2010, the Company had seven performing restructured loans with a balance of $3,425,000, of which 100% are current and paying in accordance with restructured terms, and 13 nonperforming restructured loans with a balance of $8,019,000, of which nine loans totaling $5,372,000 were current and paying in accordance with restructured terms.  In total, as of March 31, 2010, these 20 restructured loans with a total balance of $11,444,000 represented 4.0% of the net loan portfolio balance.

At December 31, 2009, the Company had 28 performing restructured loans with a balance of $16,041,000, of which 100% were current and paying in accordance with restructured terms, and 7 nonperforming restructured loans with a balance of $3,701,000, of which 100% were current and paying in accordance with restructured terms.  In total, as of December 31, 2009, these 35 restructured loans with a total balance of $19,742,000 represented 6.8% of the net loan portfolio balance.

Criticized or Classified Loans – Management evaluates all loan relationships periodically in order to assess the financial strength of the borrower and the value of any underlying collateral.  Loans that are found to have a potential or actual weakness are identified as criticized or classified and subject to increased monitoring by management.  This typically includes frequent contact with the borrower to actively manage the borrowing relationship as needed to rehabilitate or mitigate the weakness identified.  At March 31, 2010, the Company had $53,132,000 in loans that were internally criticized or classified, of which $38,302,000, or 72%, were either current or less than 30 days past due.  At December 31, 2009 the Company had $52,808,000 in loans that were internally criticized or classified of which $40,739,000, or 77%, were either current or less than 30 days past due.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about future value of the collateral.   We establish and maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and a number of assumptions about future events which we believe to be reasonable, but which may not prove to be accurate.  To the extent that the recovery of loan balances has become collateral dependent, we obtain appraisals not less than annually, and then we reduce these appraised values for selling and holding costs to determine the liquidated value.  Any shortfall between the liquidated value and the loan balance is charged against the allowance for loan losses in the month the related appraisal was received.  In the ordinary course of managing and monitoring nonperforming loans, information may come to our attention that indicates the collateral value has declined further from the value established in the most recent appraisal.  Such other information may include prices on recent comparable property sales or internet based property valuation estimates.  In cases where this other information is deemed reliable, and the impact of a further reduction in collateral value would result in a further loss to the Company, we will record an increase to the allowance to reflect the additional estimated collateral shortfall.

The following table summarizes information concerning the allowance for loan losses:

	For the Three Months Ended March 31,
(In Thousands)	2010	2009
Allowance, beginning of year	$6,386	$4,833
Charge-offs:
Commercial, financial and industrial	—	28
Real estate—construction	27	1,366
Real estate—mortgage	98	820
Consumer	51	2
Total charge-offs	176	2,216
Recoveries:
Commercial, financial and industrial	—	—
Real estate—construction	45	1
Real estate—mortgage	7	27
Consumer	1	—
Total recoveries	53	28
Net charge-offs	123	2,188
Additions charged to operations	400	2,930
Allowance, end of period	$6,663	$5,575
Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.72%
Allowance for loan losses to loans, end of period	2.33%	1.83%

We allocate the allowance for loan losses to specific categories of loans in our portfolio. See the table below for the allocation of loan losses by loan category, which may not be indicative of future allocations to the allowance for loan losses by category.

Allocation of the Allowance for Loan Losses

	March 31,
	2010		2009
(In Thousands)	Amount	% of Loans in Category	Amount	% of Loans in Category
Commercial, Financial and Agricultural	$321	4%	$328	4%
Real Estate—Construction	723	25	1,064	33
Real Estate—Mortgage	4,086	70	3,330	62
Consumer	507	1	288	1
Unallocated	1,026	—	565	—
Total	$6,663	100%	$5,575	100%

Our policy is to review the allowance for loan losses using a reserve factor based on risk-rated categories of loans. The overall objective is to apply percentages to the loans based on the relative inherent risk for that loan type and grade. Reserve factors are based on peer group data, information from regulatory agencies, and on the experience of the Bank’s lenders. The reserve factors will change depending on trends in national and local economic conditions, the depth of experience of the Bank’s lenders, delinquency trends, and other factors. Our general strategy is to maintain a minimum coverage of a certain percentage of gross loans until we have sufficient historical data and trends available. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. Thus, there is a risk that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Note 6 — Stock-Based Compensation

The Company adopted a Stock Incentive Plan in 2000, which currently authorizes 385,306 shares of the Company’s common stock for issuance under the Plan.  The Plan provides for the total number of shares authorized for issuance under the Plan to be increased upon the issuance of new shares by the Company by an amount equal to the difference between 15% of the total outstanding shares after the issuance of the new shares and the number of shares authorized for issuance prior to the issuance of the new shares.  The Plan is administered by the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and Bank. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the Board of Directors, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five-year vesting period. There were 196,136 shares available for grant under this Plan as of March 31, 2010.

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

Note 7 — Fair Value

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$51,895,005	$––	$51,895,005	$––
Loans held for sale	32,481,632	––	32,087,550	394,082
Derivative asset positions	319,786	––	319,786	––
Total fair value of assets measured on a recurring basis	$84,696,423	$––	$84,302,341	$394,082
Liabilities:
Derivative liability positions	$349,961	$––	$349,961	$––
Total fair value of liabilities measured on a recurring basis	$349,961	$––	$349,961	$––

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

We evaluate the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. For the period ended March 31, 2010, there were no significant transfers in or out of Levels 1 or 2.

The table below presents a reconciliation of level 3 assets as of March 31, 2010 and 2009.

	Loans held for sale
	2010	2009
Balance, beginning of year	$542,791	$1,523,332
Total gains included in net income	16,247	81,499
Issuances	2,299,632	12,772,038
Sales	(2,464,588)	(13,592,190)
Transfers in or out of Level 3	––	––
Balance, end of period	$394,082	$784,679

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

The table below presents the Company’s assets and liabilities for which a nonrecurring change in fair value has been recorded during the period ended March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total gains (losses) for the Three months ended March 31, 2010
Assets:
Impaired loans	$8,560,148	$––	$––	$8,560,148	$––
Other real estate owned	16,989,841	––	––	16,989,841	(665,578)
Total fair value of assets measured on a nonrecurring basis	$25,549,989	$––	$––	$25,549,989	$(665,578)

The table below presents the Company’s assets and liabilities for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total gains (losses) for the year ended December 31, 2009
Assets:
Impaired loans	$8,215,542	$––	$––	$8,215,542	$––
Other real estate owned	18,176,169	––	––	18,176,169	(1,054,759)
Total fair value of assets measured on a nonrecurring basis	$26,391,711	$––	$––	$26,391,711	$(1,054,759)

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

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and interest-bearing deposits in banks	$3,876,871	3,876,871	$3,386,596	3,386,596
Federal funds sold	156,102	156,102	539,326	539,326
Securities available for sale	51,895,005	51,895,005	60,515,592	60,515,592
Securities held to maturity	2,000,000	2,099,159	2,000,000	2,094,717
Restricted equity securities	4,996,250	4,996,250	4,996,250	4,996,250
Loans held for sale	32,481,632	32,481,632	50,005,901	50,005,901
Loans, net	279,308,991	285,475,180	283,272,547	288,500,101
Derivative asset positions	319,786	319,786	837,005	837,005
Accrued interest receivable	2,481,265	2,481,265	1,444,702	1,444,702

Financial liabilities:
Deposits	359,510,171	361,686,084	368,880,530	371,290,169
Other borrowings	37,193,544	41,733,963	45,237,158	49,777,577
Junior subordinated debentures	7,217,000	7,199,874	7,217,000	7,195,664
Derivative liability positions	349,961	349,961	1,234,024	1,234,024
Accrued interest payable	409,264	409,264	406,064	406,064

Note 8 – Derivative Financial Instruments

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

The following tables include the notional amounts and realized gain (loss) for mortgage banking derivatives recognized in Mortgage Banking income for the period end March 31, 2010 and December 31, 2009:

Derivatives not designated as hedging instruments	March 31, 2010	December 31, 2009
(in thousands)
Mandatory forward sales contracts
Notional amount	$96,203	$95,593
Gain on change in market value of mandatory forward sales contracts	$125	$300
Derivative asset balance included in other assets	$249	$791
Derivative liability balance included in other liabilities	$124	$489

Best efforts forward sales contracts
Notional amount	$6,266	$5,030
Gain (loss) on change in market value of best efforts forward sales contracts	$(22)	$4
Derivative asset balance included in other assets	$13	$29
Derivative liability balance included in other liabilities	$34	$24

Rate lock loan commitments
Notional amount	$82,218	$63,802
Loss on change in market value of rate lock commitments	$(134)	$(704)
Derivative asset balance included in other assets	$58	$17
Derivative liability balance included in other liabilities	$192	$721

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

Note 9 - Supplemental Segment Information

The Bank has two reportable segments: community banking and mortgage banking operations. The community banking segment provides traditional banking services offered through the Bank’s branch locations, including limited retail residential mortgage banking origination activity at selected branch locations. The mortgage banking operations segment originates residential mortgage loans submitted through a network of independent mortgage brokers and a modest level of retail loan originations from an internet leads based business channel.  Most of these loans are sold to various investors on the secondary market while a limited number of loans are retained in the Bank’s loan portfolio. All wholesale and internet retail mortgage banking activity is conducted in the Bank’s mortgage banking offices in Atlanta, Georgia.

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

(In thousands)	Community Banking		Mortgage Banking Operations		Consolidated Company
Three months ended March 31,	2010	2009	2010	2009	2010	2009
Interest income	$4,402	$4,637	$673	$814	$5,075	$5,451
Interest expense	1,786	2,502	355	515	2,141	3,017
Net interest income	2,616	2,135	318	299	2,934	2,434
Provision for loan losses	386	2,917	14	13	400	2,930
Net interest income (expense) after provision	2,230	(782)	304	286	2,534	(496)
Non interest income	433	(80)	991	2,236	1,424	2,156
Non interest expense	3,377	2,917	705	1,380	4,082	4,297
Net income (loss) before tax expense (benefit)	(714)	(3,779)	590	1,142	(124)	(2,637)
Income tax expense (benefit)	170	(1,040)	177	338	347	(702)
Net income (loss) after taxes	$(884)	$(2,739)	$413	$804	$(471)	$(1,935)

Note 10 – Reclassifications

Certain amounts reported as of December 31, 2009, or the periods ended March 31, 2009, have been reclassified to conform with the presentation of March 31, 2010.  These reclassifications had no effect on previously reported net loss or shareholders’ equity.

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
•
general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a continued or increased deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses;

•	the ability to increase market share;
•	changes occurring in business and monetary conditions and inflation;
•	changes in technology;
•	the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond our control;
•	fluctuations in consumer spending and saving habits;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	unanticipated regulatory or judicial proceedings;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary, accounting or tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	adverse conditions in the securities markets, including the stock market, the public debt market and other capital markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009 and also analyzes our financial condition as of March 31, 2010 as compared to December 31, 2009.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2009, as filed on our annual report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates, which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Results of Operations

Net Interest Income

The Bank’s net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin.  For the quarter ended March 31, 2010, net interest income totaled $2,934,000 as compared to $2,434,000 for the quarter ended March 31, 2009 for an increase of $500,000.  On a consecutive quarter basis, net interest income was up by $16,000, or 1%, from the $2,918,000 earned during the quarter ended December 31, 2009.

Total interest income decreased by $375,000, or 7%, to $5,076,000 for the three months ended March 31, 2010 compared to $5,451,000 for the three months ended March 31, 2009.

Interest income not recognized on non-accruing loans during the quarter ended March 31, 2010 was $133,000, a decrease of $272,000 from the $405,000 of interest income not recognized during the same quarter in 2009.  On a consecutive quarter basis, interest income not recognized on non-accruing loans decreased $58,000 from $191,000 during the quarter ended December 31, 2009.

The impact of the interest rate environment is seen in the Prime interest rate, which has been set at a historical low rate of 3.25% since December 16, 2008.  This drop in the Prime interest rate had an extremely negative impact on the yield earned by the Bank on that portion of the loan portfolio that carry rates based on the Prime interest rate index.  At March 31, 2010 and March 31, 2009 the Bank held $125,856,000 and $153,565,000, respectively, in loans carrying rates based on the Prime interest rate index.

In addition to the negative impact of increased non performing loans and decreased interest rates, interest income was also negatively impacted by a decrease in average interest earning assets, which decreased to an average balance of $408,421,000 during the quarter ended March 31, 2010, down by $37,507,000, or 8%, from the average balance during the quarter ended March 31, 2009.  This decline was largely the result of decreases in the Bank’s investment portfolio as well as portfolio loans.  The overall impact of these several factors was a decrease of interest and fees earned on loans by $42,000, or 1%, to $4,408,000 in the three months ended March 31, 2010 from $4,450,000 in the three months ended March 31, 2009.  On a consecutive quarter basis, interest and fees earned on loans decreased by $174,000, or 4%, from $4,582,000 during the quarter ended December 31, 2009.

Total interest expense decreased by $876,000, or 29%, to $2,141,000 for the three months ended March 31, 2010 compared to $3,017,000 for the same period in 2009.  On a consecutive quarter basis, total interest expense decreased by $270,000, or 11%, from $2,411,000 expensed during the quarter ended December 31, 2009.

The net interest margin is a performance metric that reports how successful the Bank’s investment decisions have been relative to its funding choices.  It is calculated by dividing the annualized net interest income by the balance of the average earning assets for the period.  The net interest margin realized on earning assets increased by 70 basis points to 2.91% for the three months ended March 31, 2010 when compared to the 2.21% net interest margin earned during the same three months in 2009.  On a consecutive quarter basis, the net interest margin improved by 16 basis points from 2.75% during the quarter ended December 31, 2009.

The net interest rate spread is the difference between the average yield earned by the Bank on loans, investment securities and other earning assets, and the rate paid by the Bank on interest bearing deposits and other borrowings.  The net interest rate spread improved by 82 basis points to 2.79% for the three months ended March 31, 2010 compared to the 1.97% net interest rate spread earned during the same three month period in 2009.  On a consecutive quarter basis, the net interest rate spread improved by 23 basis points from 2.56% during the quarter ended December 31, 2009.

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Company’s net interest income in general terms during periods of movement in interest rates.  In general, if the Company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period.  In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities.  Although it can be used as a general predictor, gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2010, the Company, as measured by gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is asset sensitive when cumulatively measured at six months and liability sensitive when cumulatively measured at one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The Company also forecasts its sensitivity to interest rate changes not less than quarterly using modeling software.  For more information on asset-liability management, see the annual report on Form 10-K filed with the Securities and Exchange Commission.

Provision and Allowance for Loan Losses

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We establish and maintain an allowance for loan losses based on a number of qualitative factors including, among other things, historical experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  We believe that changes in economic and industry conditions capture the impact of general declines in the value of collateral property, and in this way our qualitative factors reflect general declines in collateral values.

To the extent that the recovery of loan balances has become collateral dependent, we obtain appraisals not less than annually, and then we reduce these appraised values for selling and holding costs to determine the liquidated value.  Any shortfall between the liquidated value and the loan balance is charged against the allowance for loan losses in the month the related appraisal was received.  In the ordinary course of managing and monitoring nonperforming loans, information may come to our attention that indicates the collateral value has declined further from the value established in the most recent appraisal.  Such other information may include prices on recent comparable property sales or internet based property valuation estimates.  In cases where this other information is deemed reliable, and the impact of a further reduction in collateral value would result in a further loss to the Company, we will record an increase to the allowance to reflect the additional estimated collateral shortfall.

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

(in thousands)	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Portfolio loans, gross	$285,972	$289,659	$299,270	$305,669	$305,240	$304,419	$310,869	$307,861

Loans past due > 30 days and still accruing interest	$5,844	$2,032	$2,832	$3,345	$2,782	$9,765	$7,322	$3,417

Loans on nonaccrual	$12,992	$13,754	$23,903	$25,925	$24,336	$18,213	$9,639	$5,005
(as a % of loans, gross)	4.54%	4.75%	7.99%	8.48%	7.97%	5.98%	3.10%	1.63%

Net loan charge offs (recoveries)	$123	$2,072	$1,485	$473	$2,188	$6,195	$279	$(1)
(as a % of loans, gross)	0.04%	0.72%	0.50%	0.15%	0.72%	2.04%	0.09%	0.00%

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

Loans past due greater than 30 days and still accruing interest has proven to be a useful leading indicator of directional trends in future loan losses. As the level of this metric rises, expectations are for a comparable increase in loans moving into a nonaccrual status and ultimately foreclosure resulting in increased losses. This pattern can be observed in the schedule above where increases in loans past due greater than 30 days and still accruing are followed in future quarters with the same directional changes in the level of loans on nonaccrual.  The Company realized an increase of $3,812,000 in loans past due greater than 30 days and still accruing interest from $2,032,000 at December 31, 2009 to $5,844,000 at March 31, 2010. While management is concerned with this increase, this level of loans past due greater than 30 days and still accruing interest is 40% lower than the peak level of this metric at December 31, 2008.  Further, this metric has declined over the prior two quarters, and has been fairly stable between $2.0 million and $3.3 million over the prior four consecutive quarters.  It is possible that this metric may indicate that the weakening trend in loan quality experienced during 2008 and 2009 may continue to be an area of concern during 2010, and so management will continue to work aggressively to manage loan delinquency levels.

Loans on nonaccrual has been another leading indicator of potential future losses from loans. We typically place loans on nonaccrual status when they become 90 days past due. In addition to the interest lost when a loan is placed on nonaccrual status, there is an increased probability of a loan on nonaccrual moving into foreclosure with a potential loss outcome. As shown in the table above, the level of loans on nonaccrual was approximately $5,000,000 at the end of the second quarter of 2008. Beginning with the quarter ended June 30, 2008 this metric began to increase significantly, approximately doubling in each of the remaining two fiscal quarters of 2008.  At June 30, 2009 the level of loans on nonaccrual reached a peak of $25,925,000, an increase of 42% from $18,213,000 at December 31, 2008. The quarterly rate of increase of loans on nonaccrual since March 31, 2008 was 159%, 93% and 89% at the end of the second, third and fourth fiscal quarters of 2008, respectively. The rate of increase in the first quarter of 2009 was only 34%, followed by a rate of increase of 7% in the second quarter of 2009, and then decreases of 8% and 42% in the third and fourth quarters of 2009, respectively.  Nonaccrual loans decreased by $762,000, or 6% during the first quarter of 2010.  Management is encouraged by three consecutive quarters of a decline in the level of nonaccrual loans after five consecutive fiscal quarters of increasing nonaccrual loans; however, we will continue to carefully monitor past due loans which have increased substantially during the first quarter of 2010.

Net Loan Charge offs or recoveries reflect our practice of charging recognized losses to the allowance and adding subsequent recoveries back to the allowance. During the three months ended March 31, 2010, we recorded charge offs net of recoveries of $123,000, a significant decrease from the $2,072,000 in net charge offs recorded during the prior quarter ended December 31, 2009 and the lowest quarterly charge off level in seven consecutive fiscal quarters.

Prior to the fourth fiscal quarter of 2008, we had very little charge off activity and therefore, have limited historical information upon which to base our current estimates. Accordingly, we continue to assess the implications of trends in recent charge off activity on potential future losses. The recent volatility in the level of quarterly net loan charge offs or recoveries makes it difficult to identify a specific trend or establish reliable future expectations. As a result, there can be no assurance that charge offs of loans in future periods will not increase or exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. Thus, there is a risk that substantial additional increases in the allowance for loan losses could be required, which would result in a decrease in our net income and possibly our capital.

In addition to considering the metrics described above, we evaluate the collectability of individual loans, the balance of impaired loans, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans and a review of specific problem loans. Based on this process and as shown below, the provision charged to expense was $400,000 for the three months ended March 31, 2010, as compared to $2,930,000 for the three months ended March 31, 2009. On a consecutive quarter basis, this provision level was $1,725,000, or 81%, lower than the $2,125,000 provision charged to expense during the quarter ended December 31, 2009.

(in thousands)	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Provision during quarter ended	$400	$2,125	$1,266	$1,450	$2,930	$6,554	$250	$896

Provision added in excess of net charge offs	$277	$53	$(219)	$977	$742	$359	$(29)	$897

Allowance for loan losses	$6,663	$6,386	$6,306	$6,525	$5,575	$4,833	$4,474	$4,503
(as a % of loans, gross)	2.33%	2.20%	2.11%	2.13%	1.83%	1.59%	1.44%	1.46%

The difference between the amount of the provision for loan losses and net loan charge offs will result in expansion or shrinkage to the level of the allowance for loan losses. As shown above, during the three months ended March 31, 2010 the current provision for loan losses of $400,000 was more than net charge offs against the allowance of $123,000 by $277,000.  The result was an increase to the allowance for loan losses by $277,000 to a level of $6,663,000, or 2.33% of gross loans outstanding at March 31, 2010, as compared to $6,386,000, or 2.20% of gross loans outstanding at December 31, 2009.

From a historical perspective, through the first quarter of 2008, while the level of loans on nonaccrual was relatively stable, the allowance for loan losses was maintained in the range of 1.2% to 1.3%. However, with the uptick in loans on nonaccrual during the quarter ended June 30, 2008, it was determined that an increase to the allowance level was appropriate given the projected increased risk of loss, and the allowance was increased to a range of 1.4% to 1.5% for the second and third fiscal quarters of 2008. The weakening of the loan portfolio performance continued into the final quarter of 2008 and first quarter of 2009 with actual loss levels that exceeded projections from earlier in 2008, resulting in the decision to increase the allowance level further, to the range of 1.6% to 1.8%. The most recent three quarters reflect further analysis and projections of potential loan losses in the Bank’s existing portfolio and, as a result, represents a further increase in the allowance level to in excess of 2% of gross loans outstanding.

Management is cautiously optimistic by most of the recent trends in the asset quality metrics discussed above.  Although the Bank has experienced an increase in the balance of loans past due greater than 30 days and still accruing, management is encouraged by three consecutive quarters of a decline in the level of nonaccrual loans.  Management believes that these trends may be pointing to the possibility that the asset quality deterioration over the last two years may be reaching a point of stabilization.  Despite these recent trends, management acknowledges that future asset quality results may vary from our estimates and expectations, resulting in negative asset quality metrics, which could have a material adverse effect on our results of operations and financial condition.

Noninterest Income

Noninterest income for the three months ended March 31, 2010 totaled $1,424,000, as compared to $2,156,000 for the three months ended March 31, 2009.  The largest decrease was in mortgage banking income, which decreased $1,302,000 to $1,003,000 for the quarter ended March 31, 2010 compared to $2,305,000 for the same period of 2009.  During the first quarter of 2010, we recorded net gain of $134,000 on sale of securities available for sale.  During the first quarter of 2009, we recorded a loss on our investment in common stock of Silverton Financial Services of $507,000.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2010 was $4,082,000, as compared to $4,297,000 for the same period in 2009.  The largest contributor to this decrease was the $675,000 in decreased noninterest expense, for the same quarters year over year, incurred by the wholesale mortgage banking division.  Excluding the impact of the wholesale mortgage banking expenses in both 2010 and 2009, noninterest expense was $3,377,000 and $2,917,000 for the three months ended March 31, 2010 and 2009, respectively, for an increase of $460,000 or 16% from the same period in 2009.  The largest contributor to this increase was in other real estate expenses, which increased $729,000 to $786,000 during the first quarter of 2010 compared to $57,000 during the first quarter of 2009.  This was partially offset by a decrease in FDIC insurance expense of $170,000 during the first quarter 2010 compared to the first quarter 2009.

Mortgage Banking Operations

The primary source of direct income generated by this division is the gain on sale of mortgage loans which was $987,000 for the quarter ended March 31, 2010 compared to $2,222,000 for the quarter ended March 31, 2009.  Attractive mortgage rates caused a surge in mortgage loan refinancing during the first quarter of 2009, leading to above average volume at the mortgage banking division, and thus, above average gains on sales.  The direct noninterest expenses incurred by the division were $705,000 for the first quarter of 2010, a decrease of $675,000 over the first quarter 2009 expenses of $1,380,000.  The largest contributor to this decrease was in salaries and benefits, which were $560,000 for first quarter 2010 compared to $1,086,000 for first quarter 2009, and largely reflect the lower commissions paid as a result of decreased volume of loan originations in the first quarter of 2010 as compared to the first quarter of 2009.

Beyond the impact of the noninterest income and expense from this division, the Bank earns interest income at the respective note rates on the balance of loans originated by the division from the time the loan is funded until it is sold to a secondary market investor. The average outstanding daily balance of wholesale residential mortgage loans available for sale was $52,696,000 for the three months ended March 31, 2010 and $51,031,000 for the three months ended March 31, 2009. The interest income earned on these loans available for sale was $642,000 and $633,000 during the three months ended March 31, 2010 and 2009, respectively.

Income Taxes

For the three months ended March 31, 2010, we recognized income tax expense of $347,000 compared to an income tax benefit of ($702,000) for the first quarter of 2009. Our effective tax rate was (280%) in 2010 and 27% in 2009. The fluctuation in effective tax rates reflects the impact of permanent book-to-tax differences from the impact of the early redemption of several bank owned life insurance policies.  The BOLI policy redemptions generated taxable income, but did not result in GAAP income upon redemption with the result being the recognition of a substantial tax expense on the taxable gain, but no corresponding GAAP income.  Tax benefit in 2009 reflects the non-deductible loss on investment in common stock of Silverton Financial Services, Inc.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold includes an assessment of the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

At March 31, 2010 the balance of the deferred tax asset was $2,903,000.  At December 31, 2009 the balance of the deferred tax asset was $3,287,000.  To the extent that the Company generates taxable income in future periods, the balance of this account will be available to offset the tax liability on such future taxable income.  Management has considered both negative and positive indicators in assessing the likelihood that the Company will realize the deferred tax asset through future taxable operating income.

The cumulative loss incurred by the Company in 2008, 2009, and first quarter 2010 was the primary negative factor considered by management.  Additionally, general economic conditions in the Company’s primary markets and the potential for ongoing weakening asset quality were also evaluated as a potential negative factor.

Offsetting these negative factors were numerous positive factors considered by management including:

•
Prior to the losses in 2008, 2009 and first quarter 2010 from asset quality costs, the Company had a history of consistent earnings with cumulative pretax net income of $13,879,000 for the five year period ending December 31, 2007.

•
The trend in taxable losses has been steadily improving over the last five quarters, and had it not been for the impact of the non recurring BOLI redemption tax expense, the Bank would have earned a profit during the first quarter of 2010.

•
Over the last four fiscal quarters, many of our asset quality indicators have stabilized while core earnings have increased to levels last attained in 2006, and so management is cautiously optimistic that more likely than not over the next two to five years taxable income will return to levels approaching those prior to 2008.

•
Management recommended and the Board of Directors authorized early redemptions of all bank owned life insurance policies during the first quarter of 2010. Liquidating these policies generated taxable income which was utilized to offset a portion of our net operating loss carryforward and decrease the related deferred tax asset in the process.  The proceeds from liquidating these policies will be available to fund mortgage loans available for sale, shifting approximately $280,000 of annual tax exempt earnings to a like amount of taxable earnings.  Investing these proceeds in a lower risk weighted asset should also increase our risk-based capital ratios.

•
The existing portfolio of marketable securities had an unrealized mark to market gain as of March 31, 2010 of $1,613,000, which could consume up to $548,000 of the deferred tax asset if the decision was made to sell securities from this portfolio and replace them with current market rate securities.

•
In January 2010 we sold approximately $3.9 million of tax exempt municipal bonds, generating a taxable gain of $133,000 and providing the opportunity to reinvest the proceeds of sale into securities that generate taxable income.

Based on the above analysis, management believes that the positive factors outweigh the negative factors and, as a result, we can expect that it is more likely than not that the Company would realize the deferred tax asset over the allowable carry forward periods through future operating income and implementation of tax strategies as described above.  Accordingly, no deferred tax valuation allowance has been recorded as of March 31, 2010.  However, if an unanticipated event occurred that materially reduced pre-tax and taxable income in future periods, the establishment of a valuation allowance may become necessary.

Net Loss

The combination of the above factors resulted in net loss of $471,000 for the three months ended March 31, 2010, compared to net loss for the three months ended March 31, 2009 of $1,935,000.  Excluding the impact of the tax expense from the non recurring BOLI policy redemption transactions, the net loss during the first quarter of 2010 would have been $208,000.  Basic and diluted loss per share available to common shareholders were ($.24) for the three months ended March 31, 2010, compared to basic and diluted loss per share of ($.81) for the three month period ended March 31, 2009.

Financial Condition

During the first three months of 2010, total assets decreased $15,721,000, or 3.39%, when compared to December 31, 2009. Investment securities available for sale decreased $8,621,000, or 14.25%, as a result of several security sales, calls, and maturities.  Loans held for sale also decreased $17,524,000, or 35.04%, during the first quarter of 2010.  Portfolio loans decreased $3,687,000, or 1.27% during the first quarter of 2010.  Cash surrender value of bank owned life insurance decreased $4,120,000 during the first quarter of 2010 as the Company made a decision to liquidate several policies.  These decreases were offset by an increase of $18,682,000, or 79.06%, in other assets, specifically loan sales receivable. During the first three months of 2010, total liabilities decreased $15,069,000, or 3.54%, when compared to December 31, 2009.  Total deposits decreased $9,370,000, or 2.54%, and other borrowings decreased $8,044,000, or 17.78%.

Investment Securities

Investment securities available for sale decreased to $51,895,000 at March 31, 2010 from $60,516,000 at December 31, 2009.  The decrease in investment securities was due to calls, maturities and securities sold during the first quarter.

Loans

Gross loans totaled $285,972,000 at March 31, 2010, a decrease of $3,687,000, or 1.27%, since December 31, 2009.  We continue to work to reduce our exposure to higher risk loans by avoiding growth in the balance of real estate commercial construction loans, and instead focusing our lending efforts on real estate mortgage, residential loans and real estate mortgage, commercial loans.  All loans are domestic, we have no foreign loans.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $7,488,000 at March 31, 2010.  The decrease of $111,000 from the December 31, 2009 amount of $7,599,000 was due to regular depreciation of assets.

Other Real Estate Owned

Other real estate owned represents collateral property taken back from borrowers in partial or full satisfaction of their defaulted debt obligation to the Company.  We track our historical experience of loans that ultimately convert to other real estate owned by major loan category and by geographic exposure as shown on the following tables:

	March 31, 2010
	Florida	Georgia	South Carolina	Total
Real estate – construction, commercial	$997,000	$––	$208,000	$1,205,000
Real estate – construction, residential	5,939,000	4,541,000	1,748,000	12,228,000
Real estate – mortgage, commercial	1,149,000	––	972,000	2,121,000
Real estate – mortgage, residential	704,000	––	732,000	1,436,000
	$8,789,000	$4,541,000	$3,660,000	$16,990,000

	December 31, 2009
	Florida	Georgia	South Carolina	Total
Real estate – construction, commercial	$997,000	$––	$208,000	$1,205,000
Real estate – construction, residential	7,266,000	5,370,000	1,492,000	14,128,000
Real estate – mortgage, commercial	567,000	––	808,000	1,375,000
Real estate – mortgage, residential	305,000	391,000	772,000	1,468,000
	$9,135,000	$5,761,000	$3,280,000	$18,176,000

During the quarter ended March 31, 2010 we sold a total of 8 other real estate owned properties with a total book value of $1,840,000.  The net proceeds from these sales were $1,722,000, which resulted in a net recovery of approximately 65.4% of the original loan amounts and 93.6% of the book value of the other real estate sold.

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

Deposits

Total deposits decreased by $9,371,000, or 2.5%, to a total of $359,510,000 at March 31, 2010 from $368,881,000 at December 31, 2009. Non-interest-bearing demand deposits increased $1,908,000, or 11%, while interest-bearing deposits decreased $11,279,000, or 3% during this same period. The Company has continued its use of a modest level of brokered deposits, which carry substantially lower interest rates than comparable term core retail deposits.  Brokered deposits are issued in individual’s names and in the names of trustees with balances participated out to others.  Core retail deposits are deposits which are gathered in the normal course of business, without the use of a broker.  Core reciprocal deposits are gathered in the same manner as core retail deposits, but the funds are participated out to other banks through use of the CDARS reciprocal transactions program.  In June 2009 we placed $13.5 million of core deposits in the CDARS program.  The CDARS program allows depositors to obtain FDIC insurance for deposits up to $50 million by exchanging the portions of their deposits in excess of FDIC insurance limitations with other financial institutions participating in the CDARS program.  In return, we receive an equal amount of deposits back from other CDARS participating financial institutions, such that there is no net change in the level of total deposits on our balance sheet. Pursuant to the formal agreement entered into with the OCC, the Bank is required to limit its level of brokered deposits to no more than ten percent of total deposits; however, such limitation does not include reciprocal CDARS balances.

Balances and percentages within the major deposit categories are as follows:

	March 31, 2010
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$19,684	$––	$––	$19,684
Interest-bearing demand deposits	117,899	––	––	117,899
Savings deposits	3,070	––	––	3,070
Certificates of deposit $100,000 and over	108,686	12,788	––	121,474
Other time deposits	77,653	860	18,870	97,383
	$326,992	$13,648	$18,870	$359,510

	December 31, 2009
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$17,776	$––	$––	$17,776
Interest-bearing demand deposits	105,734	––	––	105,734
Savings deposits	2,959	––	––	2,959
Certificates of deposit $100,000 and over	118,684	12,763	––	131,447
Other time deposits	88,029	858	22,078	110,965
	$333,182	$13,621	$22,078	$368,881

Other Borrowings

At March 31, 2010, the Company had no advances outstanding from the Federal Reserve Bank of Atlanta (“FRB”).  At March 31, 2010, the Company has pledged $48,941,000 of its portfolio loans to FRB and can borrow up to $29,010,000 on such collateral at the Discount Window.

At March 31, 2010, the Company had advances outstanding from the Federal Home Loan Bank of Atlanta (“FHLB”) in the amount of $37,193,544, a decrease of $8,044,000 from the level of advances outstanding at December 31, 2009.  The weighted average cost of these advances increased by 55 basis points to 3.43% at March 31, 2010, due to decreased reliance on lower priced overnight funds compared to advances outstanding at December 31, 2009.  At March 31, 2010, the Company has pledged $101,326,000 of its portfolio loans to FHLB and can borrow up to $46,374,000 on such collateral.  FHLB advances outstanding and related terms at March 31, 2010 and December 31, 2009 are shown in the following tables:

	FHLB Advances Outstanding March 31, 2010
Type Advance	Balance	Interest Rate	Maturity Date	Convertible Date
Fixed rate	$2,500,000	2.69%	April 8, 2010
Fixed rate	2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 8, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	June 7, 2010
Fixed rate	10,000,000	4.25%	May 21, 2014
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	June 7, 2010
Variable rate	6,200,000	0.36%
Less purchase accounting adjustments	$(6,456)
Total	37,193,544	3.43%

	FHLB Advances Outstanding December 31, 2009
Type Advance	Balance	Interest Rate	Maturity Date	Convertible Date
Fixed rate	$2,500,000	2.69%	April 8, 2010
Fixed rate	2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 8, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	March 8, 2010
Fixed rate	10,000,000	4.25%	May 21, 2014
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 8, 2010
Variable rate	14,250,000	0.36%
Less purchase accounting adjustments	(12,842)
Total	$45,237,158	2.88%

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

For more information, see our Annual Report on Form 10-K for the year ended December 31, 2009.

Liquidity and Capital Resources

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.  Our primary liquidity needs involve the funding of new loans and maturing deposits.

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and with advances from approved borrowing facilities with correspondent banks and the Federal Home Loan Bank of Atlanta.  At March 31, 2010 the Bank had $102,480,000 available under its existing borrowing facilities compared to $114,285,000 available at December 31, 2009, which is well in excess of projected liquidity needs.  One key metric of our liquidity position is the loan-to-total deposit ratio, which was 80% at March 31, 2010 and 79% at December 31, 2009.

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

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most letters of credit extend for one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Loans on one-to-four family residential mortgages originated by us are sold to various other financial institutions with representations and warranties that are usual and customary for the industry. These representations and warranties give the purchaser of the loan the right to require that we repurchase a loan if the borrower fails to make any one of the first four loan payments within 30 days of the due date, which is termed an Early Payment Default (“EPD”). Our maximum exposure to credit loss in the event of an EPD claim would be the unpaid principal balance of the loan to be repurchased along with any premium paid by the investor when the loan was purchased and other minor collection cost reimbursements. The Bank has received notification from purchasers of three EPD claims in 2008 and seven EPD claim in 2009, but has not yet been required to repurchase a loan based on an EPD claim. Beyond the initial payment to the purchasers of $58,900 upon receipt of the claims, the maximum remaining exposure under these claims would be the difference between the total loan amounts of $2,020,000 and the liquidated value of the underlying collateral consisting of ten single family residences. Original loan to value ratios ranged from 75% to 97% and loans with a loan to value ratio over 80% have a mortgage insurance policy in place. If repurchase was required, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.

In addition to EPD claims, the representations and warranties in our loan sale agreements also provide that we will indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. In connection with the start up of the mortgage banking division, the Bank has established a reserve for costs related to potential indemnification costs and EPD claims. The balance in this indemnification reserve was $500,000 at March 31, 2010 and there have been no claims or charges against this reserve since it was established in September 2007, accordingly management does not anticipate any material exposure in connection with loan sale indemnification or EPD claims.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2010:

Commitments to extend credit	$23,799,000
Standby letters of credit	$73,000
Loans sold with representations and warranties	$285,875,000

Contractual Obligations

Summarized below are our contractual obligations as of March 31, 2010.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Federal Home Loan Bank of Atlanta Advances	$37,193,544	$8,700,000	$11,500,000	$10,000,000	$6,993,544
Operating Lease Obligations	691,720	277,460	403,290	10,970	––
Junior Subordinated Debentures	7,217,000	––	––	––	7,217,000
	$45,102,264	$8,977,460	$11,903,290	$10,010,970	$14,210,544

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

At March 31, 2010, total shareholders’ equity was $37.3 million at the holding company and $40.3 million at CBC National Bank.  At March 31, 2010, Tier 1 risk-based capital ratio was 15.07% consolidated and 13.71% at CBC National Bank.  Total risk-based capital ratio was 16.32% consolidated and 14.97% at CBC National Bank.  Tier 1 leverage ratio was 9.56% consolidated and 8.65% at CBC National Bank.  The Bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

The Board declared and Coastal has paid all quarterly dividend payments to the US Treasury through the Form 10-Q filing date. Generally, the Preferred Shares are non-voting. However, should Coastal fail to pay six quarterly dividends, the holder may elect two directors to Coastal’s Board of Directors until such dividends are paid. In connection with the issuance of the Preferred Shares, a Warrant to purchase 205,579 common shares was issued with an exercise price of $7.26 per share. The Warrant is immediately exercisable and expires in ten years. The Warrant is subject to a proportionate anti-dilution adjustment in the event of stock dividends or splits, among other things. At March 31, 2010 the Preferred Shares and Warrant qualify as Tier 1 capital and are presented in permanent equity on the Consolidated Statement of Condition in the amounts of $9,531,884 and $501,475, respectively.

Proceeds from the sale of the preferred stock will be used for general corporate purposes, primarily to support an increase in lending activity through the Bank’s mortgage banking division.  As of March 31, 2010 a total of $6,600,000 of the proceeds from the sale of the preferred stock has been used as a capital contribution to our subsidiary CBC National Bank.

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

On August 26, 2009 the Bank entered into a “formal written agreement” with the OCC relating to the Bank’s increasing credit risk.  The Agreement requires, among other things, the Bank adopt a written program to reduce the high level of credit risk in the Bank; further requires the Bank to take immediate and continuing action to protect those assets criticized in any exam or external loan review; develop or revise a written profit plan to improve and sustain the earnings of the Bank; continue to limit reliance on brokered deposits; and, form a Compliance Committee of the Board of Directors responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Agreement.  The Compliance Committee, in accordance with the Agreement, meets monthly.  The Compliance Committee believes the Bank is substantially in compliance with the requirements of the Agreement.

Additionally on January 27, 2010, pursuant to a request by the Federal Reserve Bank of Richmond, the Board of Directors of Coastal Banking Company, Inc. adopted a resolution, which provides that the Company must obtain prior approval of the Federal Reserve Board before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying dividends, excluding dividends on Preferred Stock related to our participation in the CPP. The Company must also provide the Federal Reserve Board with prior notification before using its cash assets, unless the use of such assets is related to an investment in obligations or equity of the Bank, an investment in short-term, liquid assets, or normal and customary expenses, including regularly scheduled interest payments on existing debt.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    RESERVED.

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

COASTAL BANKING COMPANY, INC.

Date: May 14, 2010	By:	/s/ MICHAEL G. SANCHEZ
Michael G. Sanchez
Chief Executive Officer

Date: May 14, 2010	By:	/s/ PAUL R. GARRIGUES
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