Form 10-Q
period 2010-06-30
COASTAL BANKING CO INC
filed 2010-08-12
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,588,707 shares of common stock, $.01 par value, were issued and outstanding on August 12, 2010.

i

PART 1.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Coastal Banking Company
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Cash and due from banks	$3,545,244	$2,679,003
Interest-bearing deposits in banks	6,850,685	707,593
Federal funds sold	578,969	539,326
Securities available for sale, at fair value	41,427,145	60,515,592
Securities held to maturity, at cost	2,000,000	2,000,000
Restricted equity securities, at cost	4,926,150	4,996,250
Loans held for sale, at fair value	36,454,109	50,005,901

Loans, net of unearned income	284,604,208	289,658,956
Less allowance for loan losses	6,485,199	6,386,409
Loans, net	278,119,009	283,272,547

Premises and equipment, net	7,409,058	7,599,170
Cash surrender value of life insurance	2,015,176	7,394,114
Intangible assets	94,798	136,480
Other real estate owned	16,603,875	18,176,169
Loan sales receivable	26,502,635	14,849,299
Other assets	9,254,855	10,225,954

	$435,781,708	$463,097,398
Liabilities and Shareholders’ Equity
Deposits:
Non interest-bearing	$21,952,235	$17,775,762
Interest-bearing	337,677,234	351,104,768
Total deposits	359,629,469	368,880,530
Other borrowings	28,500,000	45,237,158
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	4,159,855	3,860,284

Total liabilities	399,506,324	425,194,972

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
9,950 shares issued and outstanding
in 2010 and 2009	9,548,248	9,515,758
Common stock, $.01 par value; 10,000,000 shares authorized;
2,588,707 shares issued and outstanding in 2010;
2,568,707 shares issued and outstanding in 2009	25,887	25,687
Additional paid-in capital	41,164,594	41,121,636
Accumulated deficit	(15,241,616)	(13,930,443)
Accumulated other comprehensive income	778,271	1,169,788

Total shareholders’ equity	36,275,384	37,902,426

	$435,781,708	$463,097,398

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$4,343,870	$4,522,375	$8,752,353	$8,972,514
Interest on taxable securities	530,966	778,762	1,128,060	1,620,069
Interest on nontaxable securities	59,029	155,404	125,472	314,946
Interest on deposits in other banks	737	56	1,626	187
Interest on federal funds sold	4,079	427	6,703	521
Total interest income	4,938,681	5,457,024	10,014,214	10,908,237

Interest expense:
Interest on deposits	1,510,807	2,355,472	3,231,285	4,907,984
Interest on junior subordinated debentures	98,690	104,196	195,999	213,559
Interest on other borrowings	312,990	336,168	636,500	691,272
Total interest expense	1,922,487	2,795,836	4,063,784	5,812,815

Net interest income	3,016,194	2,661,188	5,950,430	5,095,422
Provision for loan losses	685,413	1,450,000	1,085,413	4,380,000
Net interest income after provision for loan losses	2,330,781	1,211,188	4,865,017	715,422

Non-interest income:
Service charges on deposit accounts	107,431	130,492	237,795	288,741
Other service charges, commissions and fees	64,204	79,010	128,582	154,127
SBA loan income	100,764	40,410	142,199	83,745
Mortgage banking income	737,646	1,819,971	1,740,936	4,124,632
Gain on sale of securities available for sale	805,834	––	939,385	––
Gain on tender of securities held to maturity	––	98,996	––	98,996
Loss on Silverton Financial Services stock	––	––	––	(507,366)
Income from investment in life insurance contracts	––	74,040	33,134	149,071
Other income	4,683	8,436	22,423	15,775
Total other income	1,820,562	2,251,355	3,244,454	4,407,721

Non-interest expenses:
Salaries and employee benefits	1,554,051	1,927,952	3,366,355	4,300,598
Occupancy and equipment expense	337,239	292,392	660,752	581,283
Advertising fees	28,681	31,157	81,485	53,828
Amortization of intangible assets	20,841	34,440	41,682	68,880
Audit fees	93,650	97,603	196,009	160,171
Data processing fees	224,619	241,833	464,533	465,105
Director fees	35,350	44,900	92,150	85,300
FDIC insurance expense	208,501	207,373	417,417	586,082
Legal and other professional fees	163,617	163,879	290,028	354,325
OCC examination fees	45,916	30,846	91,833	61,692
Other real estate expenses	1,332,545	149,149	2,118,912	206,559
Other operating	626,390	637,474	932,247	1,232,132
Total other expenses	4,671,400	3,858,998	8,753,403	8,155,955

Loss before income taxes (benefits)	(520,057)	(396,455)	(643,932)	(3,032,812)
Income tax expense (benefit)	38,603	(151,823)	386,003	(853,400)
Net loss	$(558,660)	$(244,632)	$(1,029,935)	$(2,179,412)

Preferred stock dividends	140,738	139,806	281,238	279,387
Net loss available to common shareholders	$(699,398)	$(384,438)	$(1,311,173)	$(2,458,799)
Basic and diluted loss per common share	$(.27)	$(.15)	$(.51)	$(.96)

See accompanying notes to unaudited consolidated financial statements.

 Coastal Banking Company
Consolidated Statements of Comprehensive Loss
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Net loss	$(1,029,935)	$(2,179,412)
Other comprehensive income (loss), net of tax:
Net unrealized holding gains arising during period	228,476	393,936
net of tax of $117,700 and $202,937
Reclassification adjustment for gains included in net income
net of tax of $319,392	(619,993)	––
Total other comprehensive income (loss)	(391,517)	393,936

Comprehensive loss	$(1,421,452)	$(1,785,476)

See accompanying notes to unaudited consolidated financial statements.

 Coastal Banking Company
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(1,029,935)	$(2,179,412)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	1,085,413	4,380,000
Depreciation, amortization and accretion	270,570	228,422
Amortization of intangible assets	41,682	68,880
Originations of mortgage loans held for sale	(372,479,929)	(510,722,425)
Proceeds from sales of mortgage loans held for sale	386,031,721	504,175,495
Increase in cash value of life insurance	(33,134)	(149,071)
Gain on sale of securities available for sale	(939,385)	––
Gain on tender of securities held to maturity	––	(98,996)
Loss on Silverton Financial Services stock	––	507,366
Loss on sale of other real estate owned	1,856,934	141,254
Proceeds from sales of other real estate owned	3,761,581	3,771,208
SBA loan income	(142,199)	(83,745)
Mortgage banking income	(1,740,936)	(4,124,632)
Stock-based compensation expense	43,158	44,210
Net other operating activities	(8,546,588)	(7,012,007)
Net cash provided (used) by operating activities	8,178,953	(11,053,453)

Cash flows from investing activities:
Net increase in interest-bearing deposits in banks	(6,143,092)	(84,395)
Proceeds from sale of securities available for sale	21,154,370	––
Proceeds from maturities of securities available for sale	8,452,585	7,746,654
Proceeds from maturities of securities held to maturity	––	1,120,000
Purchases of securities available for sale	(10,191,949)	––
(Purchase) redemption of restricted equity securities	70,100	(691,700)
Net (increase) decrease in loans	21,904	(8,872,688)
Net (increase) decrease in federal funds sold	(39,643)	107,776
Redemption of bank owned life insurance policies	5,412,072	––
Purchase of premises and equipment	(47,998)	(85,293)
Net cash provided (used) by investing activities	18,688,349	(759,646)

Cash flows from financing activities:
Net increase (decrease) in deposits	(9,251,061)	5,760,554
Proceeds from other borrowings	––	7,280,000
Repayment of other borrowings	(16,750,000)	(1,000,000)
Net cash provided (used) by financing activities	(26,001,061)	12,040,554

Net increase in cash and due from banks	866,241	227,455
Cash and due from banks at beginning of period	2,679,003	4,790,625
Cash and due from banks at end of period	$3,545,244	$5,018,080

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$4,166,914	$5,964,709
Cash paid during the year for income taxes	$22,700	$13,637

Noncash Transactions:
Principal balances of loans transferred to other real estate owned	$4,046,221	$4,934,019

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements – June 30, 2010 and 2009 (Unaudited) and December 31, 2009

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-K.  The financial statements as of June 30, 2010 and for the interim periods ended June 30, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2009 annual report to shareholders on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein.  Actual results could differ from those estimates.

Accounting Policies Recently Adopted

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. This ASU requires new investment fair market disclosures in order to increase the transparency in the financial reporting of investments. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU in 2010 did not have a material impact on the Company’s consolidated financial statements.

On July 21, 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010 and the related disclosures will be included in the Company’s notes to the consolidated financial statements beginning in the fourth quarter of 2010.

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

Capital Adequacy

As of June 30, 2010, the Bank exceeded all of the regulatory capital ratio levels to be categorized as “well capitalized.”  It is noteworthy that the OCC did not include a capital directive, or minimum capital maintenance requirement, in the Agreement; however, maintaining the Bank’s existing capital adequacy is a top priority for management. To that end, we have established internal policy minimums on capital ratios at levels that exceed the “well capitalized” regulatory minimums by 200 basis points. In effect, if our key regulatory capital ratios fall within 200 basis points of the “well capitalized” limits, management will implement strategic action plans to restore capital ratios above this 200 basis point threshold.

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

Operating Losses

The Company recorded a net loss of $1,030,000 for the six months ended June 30, 2010.   This loss reflects the negative impact of $1,857,000 in charges from Other Real Estate Owned valuation write downs and loss on sale and the non recurring income tax expense of $414,000 from the early redemption of Bank Owned Life Insurance (BOLI) policies, partially offset by the favorable impact of a $939,000 gain on sale of marketable securities.  Carrying costs, valuation write downs and losses on sales of foreclosed assets are expected to remain elevated during 2010 as the Company works towards liquidation of these nonperforming assets.  This year to date loss represents a 53% reduction from the loss of $2,179,000 for the six months ended June 30, 2009.

Management has implemented a number of actions in an effort to improve earnings, including significant reductions to the cost of interest bearing liabilities and strict controls over other operating expenses.  These actions have been effective in improving core earnings as of June 30, 2010; however, asset quality charges throughout the period continued to negatively impact earnings. Despite a current quarter increase in nonaccrual loans, management is encouraged by recent trends in most asset quality metrics. Management will continue to focus on asset quality levels as concerns remain that the existing negative economic conditions may reverse any positive trends resulting in continued losses that will hinder our ability to return to profitability and further erode capital levels.

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

The primary sources of liquidity are cash and cash equivalents, deposits, scheduled repayments of loans, unpledged investment securities, available borrowing facilities and proceeds from loan sales receivable.  Within deposits we utilize retail deposits from our branch locations, a modest level of brokered deposits, CDARS reciprocal deposits and deposits from other insured depository institutions.  The Agreement requires that our brokered deposits, excluding reciprocal CDARs, not exceed 10% of our total deposits, which is consistent with our existing internal liquidity policy.  As a result of our existing internal liquidity policy, we have been and anticipate continuing to be in compliance with the brokered deposit limitation provision of the Agreement.  Although the FDIC Call Report defines CDARS reciprocal deposits as brokered deposits, CDARS reciprocal deposits are excluded from the brokered deposit limitation provision in the Agreement.  At June 30, 2010 we have the capacity to raise up to an additional $16,458,000 in brokered deposits, if needed, and continue to remain in compliance with the 10% limitation in the Agreement.  Our borrowing facilities include collateralized repurchase agreements and unsecured federal funds lines with correspondent banks, as well as borrowing agreements with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank collateralized by pledged loans and securities.

As of June 30, 2010, the Company had $154,177,000 in total borrowing capacity, of which we had utilized $48,131,000 or 31.2%, leaving remaining available liquidity of $106,046,000.  Loans available for sale are also considered by management as a key source of liquidity as a result of the speed with which these loans are sold and settled for cash.  Management expects that, on average, loans originated for sale will be sold and converted to cash within 18 to 20 business days after the loan is originated.  The balance of loans available for sale averaged $56,588,000 in 2010.  Accordingly, in the event of a liquidity crisis, we anticipate having the ability to slow or stop loan origination activity to allow the loans available for sale to convert into cash. As of June 30, 2010, based on current and expected liquidity needs and sources, management expects the Company to be able to meet all obligations as they become due.

Note 3 – Losses Per Share

The following table sets forth the computation of basic and diluted losses per share for the three and six months ended June 30.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net loss	$(558,660)	$(244,632)	$(1,029,935)	$(2,179,412)
Preferred stock dividends	(140,738)	(139,806)	(281,238)	(279,387)
Net loss available to common shareholders	$(699,398)	$(384,438)	$(1,311,173)	$(2,458,799)

Weighted average common shares	2,565,707	2,568,707	2,565,265	2,568,707
Effect of dilutive securities	9,952	––	9,933	––
Diluted average common shares	2,575,659	2,568,707	2,575,198	2,568,707

Losses per common share	$(0.27)	$(0.15)	$(0.51)	$(0.96)
Diluted losses per common share	$(0.27)	$(0.15)	$(0.51)	$(0.96)

Note 4 – Investment Securities

Investment securities are as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$5,576,521	$57,844	$(34,997)	$5,599,368
Mortgage-backed securities	34,671,426	1,156,351	—	35,827,777
	$40,247,947	$1,214,195	$(34,997)	$41,427,145
Held to maturity
Corporate debt securities	$2,000,000	$98,308	$—	$2,098,308
	$2,000,000	$98,308	$—	$2,098,308

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$10,185,270	$218,293	$(33,354)	$10,370,209
Mortgage-backed securities	48,557,915	1,624,517	(37,049)	50,145,383
	$58,743,185	$1,842,810	$(70,403)	$60,515,592
Held to maturity
Corporate debt securities	$2,000,000	$94,717	$—	$2,094,717
	$2,000,000	$94,717	$—	$2,094,717

The following table shows gross unrealized losses and fair value of securities, aggregated by category and length of time that the securities have been in a continuous unrealized loss position, at June 30, 2010.

Investment securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$2,331,179	$(34,997)	$—	$—	$2,331,179	$(34,997)
Total	$2,331,179	$(34,997)	$—	$—	$2,331,179	$(34,997)

As of June 30, 2010, no individual securities available for sale were in a continuous loss position for twelve months or more and no securities held to maturity were in a loss position. The Company has reviewed investment securities that are in an unrealized loss position in accordance with its accounting policy for other than temporary impairment and believes, based on industry analyst reports and credit ratings, that the deterioration in value, as of June 30, 2010, was attributable to changes in market interest rates and not in the credit quality of the issuer. The unrealized losses are considered temporary because each security carries an acceptable investment grade and the repayment sources of principal and interest are government backed. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

As of December 31, 2009, no individual securities available for sale were in a continuous loss position for twelve months or more and no securities held to maturity were in a loss position. The Company has reviewed investment securities that are in an unrealized loss position in accordance with its accounting policy for other than temporary impairment and believes, based on industry analyst reports and credit ratings, that the deterioration in value, as of December 31, 2009, was attributable to changes in market interest rates and not in the credit quality of the issuer. The unrealized losses are considered temporary because each security carries an acceptable investment grade and the repayment sources of principal and interest are government backed. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

The amortized cost and estimated fair value of investment securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$—	$—
Due from one year to five years	1,275,029	1,306,414
Due from five to ten years	1,363,618	1,383,257
Due after ten years	2,937,874	2,909,697
Mortgage-backed securities	34,671,426	35,827,777
	$40,247,947	$41,427,145
Held to maturity
Due in one year or less	$—	$—
Due from one year to five years	2,000,000	2,098,308
Due from five to ten years	—	—
Due after ten years	—	—
	$2,000,000	$2,098,308

Securities with an amortized cost and fair value of $22,270,000 and $23,250,000, respectively as of June 30, 2010 and $39,748,000 and $41,048,000, respectively as of December 31, 2009, were pledged to secure public deposits and Federal Home Loan Bank borrowings.  Pledged securities may not be sold without first pledging replacement securities and obtaining consent of the party to whom the securities are pledged.

Gains and losses on sales of securities available for sale consist of the following:

	For the Six Months Ended June 30,
	2010	2009
Gross gains on sales of securities	$939,385	$—
Gross losses on sales of securities	—	—
Net realized gains on sales of securities available for sale	$939,385	$—

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

Note 5 — Loans and Allowance for Loan Losses

Gross loans totaled $284,604,000 at June 30, 2010, a decrease of $5,055,000, or 1.75%, since December 31, 2009.  We continue to work to reduce our exposure to higher risk loans by avoiding growth in the balance of real estate - construction, commercial loans; however, during the first quarter the balance of these loans increased slightly as a result of one new loan for construction of a retail charitable donation facility.  At the same time we have been focusing our lending efforts to increase the balance of real estate - mortgage, residential loans and real estate - mortgage, commercial loans; however, we sold 3 of these loans with a principal balance of $2,738,000 during the first quarter causing a slight decline in the balance of these loan types.  All loans are domestic, we have no foreign loans.

Balances and nonaccrual levels within the major loans receivable categories as of June 30, 2010 and December 31, 2009 were as follows:

	Loan Portfolio Mix as of:				Loans on Nonaccrual as of:
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009

Commercial and financial	$10,015,000	4%	$10,956,000	4%	$81,000	1%	$40,000	––%
Agricultural	151,000	––%	319,000	––%	151,000	1%	319,000	2%
Real estate – construction, commercial	58,933,000	21%	57,573,000	20%	7,836,000	47%	6,836,000	50%
Real estate – construction, residential	12,818,000	4%	13,063,000	4%	24,000	––%	526,000	4%
Real estate – mortgage, farmland	––	––%	––	––%	––	––%	––	––%
Real estate – mortgage, commercial	88,054,000	31%	91,326,000	32%	1,721,000	10%	2,831,000	21%
Real estate – mortgage, residential	112,116,000	39%	112,984,000	39%	6,848,000	41%	3,198,000	23%
Consumer installment loans	2,321,000	1%	3,293,000	1%	5,000	––%	4,000	––%
Other	196,000	––%	145,000	––%	––	––%	––	––%
Gross loans	$284,604,000		$289,659,000		$16,666,000		$13,754,000

We typically place loans on nonaccrual status when they become 90 days past due.  In addition to the interest lost when a loan is placed in nonaccrual status, there is an increased probability of a loan on nonaccrual moving into foreclosure with a potential loss outcome. Interest lost on nonaccrual loans was $286,000 and $337,000 for the three months ended June 30, 2010 and 2009, respectively. Interest lost on nonaccrual loans was $419,000 and $742,000 for the six months ended June 30, 2010 and 2009, respectively. Interest income recognized on nonaccrual loans was $29,000 and $46,000 for the three months ended June 30, 2010 and 2009, respectively. Interest income recognized on nonaccrual loans was $81,000 and $86,000 for the six months ended June 30, 2010 and 2009, respectively.

There were two loans totaling $1,491,000 past due ninety days or more and still accruing interest at June 30, 2010.  Both loans matured more than ninety days prior to June 30, 2010, but documentation issues delayed the renewal process.  Since the maturity dates were over ninety days old, these loans were classified as past due ninety days or more; however, they remained on accrual because there were no credit issues with the loans.  Subsequent to June 30, 2010, the renewals on both loans were completed and they are now current.  At December 31, 2009 there was one loan for $105,000 that was past due ninety days or more and still accruing interest.

Although the Bank’s loan portfolio is diversified, a substantial portion of our borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Beaufort County, South Carolina; Nassau County, Florida; and Fulton and Thomas Counties, Georgia, as well as the surrounding areas. In addition, a substantial portion of our loan portfolio is collateralized by improved and unimproved real estate and is therefore dependent on the local real estate markets.

Risk Elements in the Loan Portfolio

As addressed in the discussion on the provision and allowance for loan losses in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, loans on nonaccrual status increased by $3,674,000, or 28.3%, from $12,992,000 at March 31, 2010 to $16,666,000 at June 30, 2010, while loans past due greater than 30 days and still accruing interest decreased from $5,844,000 at March 31, 2010 to $4,884,000 at June 30, 2010.  In addition to the level of past due loans and loans on nonaccrual status, there are a number of other portfolio characteristics that management monitors and evaluates to assess the risk profile of the loan portfolio.  The following is a summary of risk elements in the loan portfolio:

	Loans with Interest Only Payments
	June 30, 2010		December 31, 2009
Commercial and financial	$5,590,000	8%	$6,330,000	7%
Real estate – construction, commercial	28,741,000	38%	30,230,000	35%
Real estate – construction, residential	4,599,000	6%	6,872,000	8%
Real estate – mortgage, commercial	14,369,000	19%	15,899,000	19%
Real estate – mortgage, residential	20,934,000	28%	24,481,000	29%
Consumer installment loans	761,000	1%	1,402,000	2%
Other	139,000	––%	145,000	––%
Gross loans	$75,133,000		$85,359,000

As shown above, 26% of our portfolio loans are loans with interest only payments at June 30, 2010 compared to 29% at December 31, 2009.  Loans with interest only payments are generally regarded as carrying a higher risk profile than fully amortizing loans.  It is important to note that none of the interest only loans in our portfolio allow negative amortization.

	Geographic Concentration of Loan Portfolio
	June 30, 2010
	Florida	Georgia	South Carolina	Other
Commercial and financial	$6,024,000	$545,000	$3,346,000	$100,000
Agricultural	––	151,000	––	––
Real estate – construction, commercial	19,049,000	9,586,000	30,298,000	––
Real estate – construction, residential	3,871,000	1,094,000	7,853,000	––
Real estate – mortgage, farmland	––	––	––	––
Real estate – mortgage, commercial	33,715,000	11,550,000	42,789,000	––
Real estate – mortgage, residential	37,804,000	31,850,000	39,953,000	2,509,000
Consumer installment loans	621,000	214,000	1,473,000	13,000
Other	15,000	124,000	57,000	––
Gross loans	$101,099,000	$55,114,000	$125,769,000	$2,622,000

	Geographic Concentration of Loan Portfolio
	December 31, 2009
	Florida	Georgia	South Carolina	Other
Commercial and financial	$6,335,000	$569,000	$3,938,000	$114,000
Agricultural	––	319,000	––	––
Real estate – construction, commercial	19,018,000	8,775,000	29,780,000	––
Real estate – construction, residential	3,786,000	429,000	8,789,000	59,000
Real estate – mortgage, farmland	––	––	––	––
Real estate – mortgage, commercial	35,505,000	11,949,000	43,872,000	––
Real estate – mortgage, residential	46,989,000	21,788,000	39,803,000	4,404,000
Consumer installment loans	1,119,000	602,000	1,555,000	17,000
Other	––	145,000	––	––
Gross loans	$112,752,000	$44,576,000	$127,737,000	$4,594,000

We also monitor and evaluate several other loan portfolio characteristics at a total portfolio level rather than by major loan category.  These characteristics include the following:

Junior Liens – Loans secured by liens in subordinate positions tend to have a higher risk profile than loans secured by liens in the first or senior position.  At June 30, 2010 the Company held $22,191,000 of loans secured by junior liens which represents approximately 7.8% of the total net portfolio of loans.  Historical loss experience as measured by net loan charge offs was $260,000 in the six months ended June 30, 2010 for all loans secured by junior liens for an annualized loss rate of 2.34%.

High Loan to Value Ratios – Typically the Company will not originate a new loan with a loan to value (LTV) ratio in excess of 100%.  However, declines in collateral values can result in the case of an existing loan renewal with an LTV in excess of 100% based on the current appraised value of the collateral.  In such cases the borrower may be asked to pledge additional collateral or to renew the loan for a lesser amount.  If the borrower lacks the ability to pay down the loan or provide additional collateral, but has the ability to continue to service the debt, the loan will be renewed with an LTV in excess of 100%.  At June 30, 2010 the loan portfolio included 34 loans with a balance of $12,262,000, or 4.3% of the net loan portfolio, with current loan to value ratios in excess of 100%, as compared to 3.5% at December 31, 2009.

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

Although we have limited experience with respect to restructured loans, it appears that performing restructured loans perform better than nonperforming restructured loans, as evidenced by a lower delinquency recidivism rate. At June 30, 2010, the Company had twelve performing restructured loans with a balance of $6,305,000, of which 100% are current and paying in accordance with restructured terms, and nine nonperforming restructured loans with a balance of $4,568,000.  In total, as of June 30, 2010, these 21 restructured loans with a total balance of $10,873,000 represented 3.8% of the net loan portfolio balance.

At December 31, 2009, the Company had 28 performing restructured loans with a balance of $16,041,000, of which 100% were current and paying in accordance with restructured terms, and seven nonperforming restructured loans with a balance of $3,701,000, of which 100% were current and paying in accordance with restructured terms.  In total, as of December 31, 2009, these 35 restructured loans with a total balance of $19,742,000 represented 6.8% of the net loan portfolio balance.

Criticized or Classified Loans – Management evaluates all loan relationships periodically in order to assess the financial strength of the borrower and the value of any underlying collateral.  Loans that are found to have a potential or actual weakness are identified as criticized or classified and subject to increased monitoring by management.  This typically includes frequent contact with the borrower to actively manage the borrowing relationship as needed to rehabilitate or mitigate the weakness identified.  At June 30, 2010, the Company had $52,091,000 in loans that were internally criticized or classified, of which $38,298,000, or 74%, were either current or less than 30 days past due.  At December 31, 2009 the Company had $52,808,000 in loans that were internally criticized or classified of which $40,739,000, or 77%, were either current or less than 30 days past due.

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

The following table summarizes information concerning the allowance for loan losses:

	For the Six Months Ended June 30,
(In Thousands)	2010	2009
Allowance, beginning of year	$6,386	$4,833
Charge-offs:
Commercial, financial and industrial	—	106
Real estate—construction	513	1,491
Real estate—mortgage	638	1,121
Consumer	53	5
Total charge-offs	1,204	2,723
Recoveries:
Commercial, financial and industrial	1	2
Real estate—construction	45	1
Real estate—mortgage	170	19
Consumer	2	13
Total recoveries	218	35
Net charge-offs	986	2,688
Additions charged to operations	1,085	4,380
Allowance, end of period	$6,485	$6,525
Ratio of net charge-offs during the period to average loans outstanding during the period	0.69%	1.76%
Allowance for loan losses to loans, end of period	2.28%	2.13%

We allocate the allowance for loan losses to specific categories of loans in our portfolio. See the table below for the allocation of loan losses by loan category, which may not be indicative of future allocations to the allowance for loan losses by category.

 Allocation of the Allowance for Loan Losses

	June 30,
	2010		2009
(In Thousands)	Amount	% of Loans in Category	Amount	% of Loans in Category
Commercial, Financial and Agricultural	$288	4%	$339	4%
Real Estate—Construction	577	25	1,481	32
Real Estate—Mortgage	5,025	70	3,918	63
Consumer	363	1	316	1
Unallocated	232	—	471	—
Total	$6,485	100%	$6,525	100%

Our policy is to review the allowance for loan losses using a reserve factor based on risk-rated categories of loans. The overall objective is to apply percentages to the loans based on the relative inherent risk for that loan type and grade. Reserve factors are based on peer group data, information from regulatory agencies, and on the experience of the Bank’s lenders. The reserve factors will change depending on trends in national and local economic conditions, the depth of experience of the Bank’s lenders, delinquency trends, and other factors. In the past our general strategy was to maintain a minimum coverage of a certain percentage of gross loans because we lacked sufficient historical loss data and trends. With more recent loss experience, we have been able to move away from general qualitative factors and rely more on historical loss trends in setting appropriate reserve levels.  Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. Thus, there is a risk that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Note 6 — Other Real Estate Owned

A summary of other real estate owned is presented as follows:

	Six Months Ended June 30,
	2010	2009
Balance, beginning of year	$18,176,169	$5,750,973
Additions	4,046,221	4,934,019
Disposals	(3,761,581)	(3,771,208)
Valuation write downs and losses on sales	(1,856,934)	(141,254)
Balance, end of period	$16,603,875	$6,772,530

Expenses applicable to other real estate owned include the following:

	Six Months Ended June 30,
	2010	2009
Net (gain) loss on sales of real estate	$786,552	$(85,256)
Valuation write downs	1,070,382	226,510
Operating expenses, net of rental income	261,978	65,305
	$2,118,912	$206,559

Note 7 — Stock-Based Compensation

The Company adopted a Stock Incentive Plan in 2000, which currently authorizes 388,306 shares of the Company’s common stock for issuance under the Plan.  The Plan provides for the total number of shares authorized for issuance under the Plan to be increased upon the issuance of new shares by the Company by an amount equal to the difference between 15% of the total outstanding shares after the issuance of the new shares and the number of shares authorized for issuance prior to the issuance of the new shares.  The Plan is administered by the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and Bank. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the Board of Directors, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five-year vesting period. There were 73,136 shares available for grant under this Plan as of June 30, 2010.

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

On May 26, 2010, the Company granted a restricted stock award to Michael G. Sanchez, Chief Executive Officer, for 20,000 shares of the Company’s common stock.  The restricted stock vests on the two year anniversary date of the grant date of the restricted stock.  The restricted stock was granted to Mr. Sanchez as compensation for his service to the Company.

On May 26, 2010, the Company granted non-qualified stock options to all full time employees for a total of 126,000 options.  The options vest over a five year period beginning on May 26, 2010.  The ultimate cost to the Company from this grant will be impacted by future option forfeitures, but in any case will not exceed $184,427 between May 26, 2010 and the last vesting date of May 26, 2015.

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

Note 8 — Fair Value

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$41,427,145	$––	$41,427,145	$––
Loans held for sale	36,454,109	––	35,746,693	707,416
Derivative asset positions	377,863	––	377,863	––
Total fair value of assets measured on a recurring basis	$78,259,117	$––	$77,551,701	$707,416
Liabilities:
Derivative liability positions	$953,665	$––	$953,665	$––
Total fair value of liabilities measured on a recurring basis	$953,665	$––	$953,665	$––

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

We evaluate the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. For the period ended June 30, 2010, there were no significant transfers in or out of Levels 1 or 2.

The table below presents a reconciliation of level 3 assets as of June 30, 2010 and 2009.

	Loans held for sale
	2010	2009
Balance, beginning of year	$542,791	$1,523,332
Total gains included in net income	35,143	128,484
Issuances	5,568,142	24,019,618
Sales	(5,438,660)	(24,305,322)
Transfers in or out of Level 3	––	––
Balance, end of period	$707,416	$1,366,112

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

The table below presents the Company’s assets and liabilities for which a nonrecurring change in fair value has been recorded during the period ended June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total gains (losses) for the Six months ended June 30, 2010
Assets:
Impaired loans	$13,254,008	$––	$––	$13,254,008	$––
Other real estate owned	16,603,875	––	––	16,603,875	(1,856,934)
Total fair value of assets measured on a nonrecurring basis	$29,857,883	$––	$––	$29,857,883	$(1,856,934)

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

The following methods and assumptions were used in this analysis in estimating the fair value of financial instruments:

·
Cash, due from banks, interest-bearing deposits in banks, and federal funds sold: The carrying amount of cash, due from banks, interest-bearing deposits in banks, and federal funds sold approximates fair value.

·
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

·
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

·
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

·	Derivative asset and liability positions: The fair value of derivative asset and liability positions is based on available quoted market prices.

·
Deposits: The carrying amount of demand deposits, savings deposits and variable-rate certificates of deposits approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

·
Other Borrowings: The carrying amount of variable rate borrowings and federal funds sold approximates fair value. The fair value of fixed rate other borrowings is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

·
Junior Subordinated Debentures: The fair value of the Company’s trust preferred securities is based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

·	Accrued Interest: The carrying amount of accrued interest approximates fair value.

·
Off-Balance-Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance-sheet financial instruments is based on fees charged to enter into such agreements.

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and interest-bearing deposits in banks	$10,395,929	10,395,929	$3,386,596	3,386,596
Federal funds sold	578,969	578,969	539,326	539,326
Securities available for sale	41,427,145	41,427,145	60,515,592	60,515,592
Securities held to maturity	2,000,000	2,098,308	2,000,000	2,094,717
Restricted equity securities	4,926,150	4,926,150	4,996,250	4,996,250
Loans held for sale	36,454,109	36,454,109	50,005,901	50,005,901
Loans, net	278,119,009	283,196,419	283,272,547	288,500,101
Derivative asset positions	377,863	377,863	837,005	837,005
Accrued interest receivable	1,388,139	1,388,139	1,444,702	1,444,702

Financial liabilities:
Deposits	359,626,469	361,746,747	368,880,530	371,290,169
Other borrowings	28,500,000	31,960,937	45,237,158	49,777,577
Junior subordinated debentures	7,217,000	7,260,714	7,217,000	7,195,664
Derivative liability positions	953,665	953,665	1,234,024	1,234,024
Accrued interest payable	302,934	302,934	406,064	406,064

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

The following tables include the notional amounts and realized gain (loss) for mortgage banking derivatives recognized in Mortgage Banking income for the period end June 30, 2010 and December 31, 2009:

Derivatives not designated as hedging instruments	June 30, 2010	December 31, 2009
(in thousands)
Mandatory forward sales contracts
Notional amount	$93,072	$95,593
Gain (loss) on change in market value of mandatory forward sales contracts	$(877)	$300
Derivative asset balance included in other assets	$10	$791
Derivative liability balance included in other liabilities	$887	$489

Best efforts forward sales contracts
Notional amount	$10,010	$5,030
Gain (loss) on change in market value of best efforts forward sales contracts	$(2)	$4
Derivative asset balance included in other assets	$27	$29
Derivative liability balance included in other liabilities	$29	$24

Rate lock loan commitments
Notional amount	$93,237	$63,802
Gain (loss) on change in market value of rate lock commitments	$304	$(704)
Derivative asset balance included in other assets	$341	$17
Derivative liability balance included in other liabilities	$38	$721

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

Note 10 - Supplemental Segment Information

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

All direct costs and revenues generated by each segment are allocated to the segment; however, there is no allocation of indirect corporate overhead costs to the mortgage banking segment. The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties at current market prices.

The Company’s reportable segments are strategic business units that offer different products and services to a different customer base. They are managed separately because each segment has different types and levels of credit and interest rate risk.

(In thousands)	Community Banking		Mortgage Banking Operations		Consolidated Company
Three months ended June 30,	2010	2009	2010	2009	2010	2009
Interest income	$4,138	$4,712	$800	$745	$4,938	$5,457
Interest expense	1,537	2,332	385	464	1,922	2,796
Net interest income	2,601	2,380	415	281	3,016	2,661
Provision for loan losses	662	1,434	23	16	685	1,450
Net interest income after provision	1,939	946	392	265	2,331	1,211
Non interest income	1,112	472	708	1,779	1,820	2,251
Non interest expense	3,915	2,796	756	1,062	4,671	3,858
Net income (loss) before tax expense (benefit)	(864)	(1,378)	344	982	(520)	(396)
Income tax expense (benefit)	(64)	(446)	103	295	39	(151)
Net income (loss) after taxes	$(800)	$(932)	$241	$687	$(559)	$(245)

(In thousands)	Community Banking		Mortgage Banking Operations		Consolidated Company
Six months ended June 30,	2010	2009	2010	2009	2010	2009
Interest income	$8,541	$9,349	$1,473	$1,559	$10,014	$10,908
Interest expense	3,324	4,834	740	979	4,064	5,813
Net interest income	5,217	4,515	733	580	5,950	5,095
Provision for loan losses	1,048	4,351	37	29	1,085	4,380
Net interest income after provision	4,169	164	696	551	4,865	715
Non interest income	1,545	393	1,699	4,015	3,244	4,408
Non interest expense	7,292	5,713	1,461	2,442	8,753	8,155
Net income (loss) before tax expense (benefit)	(1,578)	(5,156)	934	2,124	(644)	(3,032)
Income tax expense (benefit)	106	(1,486)	280	633	386	(853)
Net income (loss) after taxes	$(1,684)	$(3,670)	$654	$1,491	$(1,030)	$(2,179)

Note 11 – Reclassifications

Certain amounts reported as of December 31, 2009, or the periods ended June 30, 2009, have been reclassified to conform with the presentation of June 30, 2010.  These reclassifications had no effect on previously reported net loss or shareholders’ equity.

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

●	significant increases in competitive pressure in the banking and financial services industries;
●	changes in the interest rate environment which could reduce anticipated or actual margins;
●	changes in political conditions or the legislative or regulatory environment;
●
general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a continued or increased deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses;

●	the ability to increase market share;
●	changes occurring in business and monetary conditions and inflation;
●	changes in technology;
●	the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond our control;
●	fluctuations in consumer spending and saving habits;
●	adverse changes in the market value of real estate serving as the collateral underlying our loans;
●	the rate of delinquencies and amounts of charge-offs;
●	the rates of loan growth;
●	unanticipated regulatory or judicial proceedings;
●	adverse changes in asset quality and resulting credit risk-related losses and expenses;
●	changes in monetary, accounting or tax policies;
●	loss of consumer confidence and economic disruptions resulting from terrorist activities;
●	adverse conditions in the securities markets, including the stock market, the public debt market and other capital markets; and
●	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

The following discussion describes our results of operations for the quarter and six months ended June 30, 2010 as compared to the quarter and six months ended June 30, 2009, and also analyzes our financial condition as of June 30, 2010 as compared to December 31, 2009.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report

Critical Accounting Policies

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

Results of Operations

Net Interest Income

The Bank’s net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin.  For the quarter ended June 30, 2010, net interest income totaled $3,016,000 as compared to $2,661,000 for the quarter ended June 30, 2009 for an increase of $355,000, or 13%.  On a consecutive quarter basis, net interest income was up by $82,000, or 3%, from the $2,934,000 earned during the quarter ended March 31, 2010.

Total interest income decreased by $518,000, or 10%, to $4,939,000 for the three months ended June 30, 2010 compared to $5,457,000 for the three months ended June 30, 2009.  On a consecutive quarter basis, total interest income decreased by $137,000, or 3%, from the $5,076,000 earned during the quarter ended March 31, 2010.

Interest income not recognized on non-accruing loans during the quarter ended June 30, 2010 was $286,000, a decrease of $51,000 from the $337,000 of interest income not recognized during the same quarter in 2009.  On a consecutive quarter basis, interest income not recognized on non-accruing loans increased $153,000 from $133,000 during the quarter ended March 31, 2010.

The impact of the interest rate environment is seen in the Prime interest rate, which has been set at a historical low rate of 3.25% since December 16, 2008.  This drop in the Prime interest rate had an extremely negative impact on the yield earned by the Bank on that portion of the loan portfolio that carry rates based on the Prime interest rate index.  At June 30, 2010 and June 30, 2009 the Bank held $123,871,000 and $150,678,000, respectively, in loans carrying rates based on the Prime interest rate index.

In addition to the negative impact of increased nonperforming loans and decreased interest rates, interest income was also negatively impacted by a decrease in average interest earning assets, which decreased to an average balance of $406,485,000 during the quarter ended June 30, 2010, down by $41,397,000, or 9%, from the average balance during the quarter ended June 30, 2009.  This decline was largely the result of decreases in the Bank’s investment portfolio as well as portfolio loans.  The overall impact of these factors was a decrease in interest income from investment securities of $344,000, or 37%, to $590,000 in the three months ended June 30, 2010 compared to $934,000 earned in the three months ended June 30, 2009.  Interest and fees earned on loans decreased by $178,000, or 4%, to $4,344,000 in the three months ended June 30, 2010 from $4,522,000 in the three months ended June 30, 2009.  On a consecutive quarter basis, interest income from investments decreased by $74,000, or 11%, from $664,000 earned during the quarter ended March 31, 2010.  Interest and fees earned on loans decreased by $64,000, or 1%, from $4,408,000 during the quarter ended March 31, 2010.

Total interest expense decreased by $874,000, or 31%, to $1,922,000 for the three months ended June 30, 2010 compared to $2,796,000 for the same period in 2009.  On a consecutive quarter basis, total interest expense decreased by $219,000, or 10%, from $2,141,000 expensed during the quarter ended March 31, 2010.

The net interest margin is a performance metric that reports how successful the Bank’s investment decisions have been relative to its funding choices.  It is calculated by dividing the annualized net interest income by the balance of the average earning assets for the period.  The net interest margin realized on earning assets increased by 56 basis points to 2.94% for the three months ended June 30, 2010 when compared to the 2.38% net interest margin earned during the same three months in 2009.  On a consecutive quarter basis, the net interest margin improved by 3 basis points from 2.91% during the quarter ended March 31, 2010.

The net interest rate spread is the difference between the average yield earned by the Bank on loans, investment securities and other earning assets, and the rate paid by the Bank on interest bearing deposits and other borrowings.  The net interest rate spread improved by 66 basis points to 2.80% for the three months ended June 30, 2010 compared to the 2.14% net interest rate spread earned during the same three month period in 2009.  On a consecutive quarter basis, the net interest rate spread improved by 1 basis point from 2.79% during the quarter ended March 31, 2010.

For the six months ended June 30, 2010, net interest income totaled $5,950,000 as compared to $5,095,000 for the same period in 2009, for an increase of $855,000, or 17%.  Total interest income decreased by $894,000, or 8%, to $10,014,000 for the six months ended June 30, 2010 compared to $10,908,000 for the six months ended June 30, 2009. Interest and fees on loans decreased by $221,000, or 2%, to $8,752,000 in the six months ended June 30, 2010 from $8,973,000 in the six months ended June 30, 2009.  Interest income on investment securities decreased by $681,000, or 35%, to $1,254,000 in the six months ended June 30, 2010 compared to $1,935,000 in the six months ended June 30, 2009.  Total interest expense decreased by $1,749,000, or 30%, to $4,064,000 for the six months ended June 30, 2010 compared to $5,813,000 for the same period in 2009. The net interest margin and the interest rate spread were 2.95% and 2.81%, respectively, for the six months ended June 30, 2010. The net interest margin realized on earning assets and the interest rate spread were 2.30% and 2.06%, respectively, for the six months ended June 30, 2009.

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Company’s net interest income in general terms during periods of movement in interest rates.  In general, if the Company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period.  In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities.  Although it can be used as a general predictor, gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At June 30, 2010, the Company, as measured by gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is asset sensitive when cumulatively measured at six months and liability sensitive when cumulatively measured at one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The Company also forecasts its sensitivity to interest rate changes not less than quarterly using modeling software.  For more information on asset-liability management, see the annual report on Form 10-K filed with the Securities and Exchange Commission.

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

(in thousands)	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Portfolio loans, gross	$284,604	$285,972	$289,659	$299,270	$305,669	$305,240	$304,419	$310,869

Loans past due > 30 days and still accruing interest	$4,884	$5,844	$2,032	$2,832	$3,345	$2,782	$9,765	$7,322

Loans on nonaccrual	$16,666	$12,992	$13,754	$23,903	$25,925	$24,336	$18,213	$9,639
(as a % of loans, gross)	5.83%	4.54%	4.75%	7.99%	8.48%	7.97%	5.98%	3.10%

Net loan charge offs (recoveries)	$863	$123	$2,072	$1,485	$473	$2,188	$6,195	$279
(as a % of loans, gross)	0.30%	0.04%	0.72%	0.50%	0.15%	0.72%	2.04%	0.09%

Portfolio loans, gross addresses the impact on the provision for loan losses from changes in the size and composition of our loan portfolio.  In the past we applied various reserve factors to our portfolio based on the risk rated categories of loans because we have had relatively little charge off activity prior to the quarter ended December 31, 2008.  As a result of increasing charge off activity over the past six quarters, we have begun to rely more on historical levels and trends to establish various reserve percentages based on the relative inherent risk for a particular loan type and grade.  The inherent risk is established based on peer group data, information from regulatory agencies, the experience of the Bank’s lending officers, and recent trends in portfolio losses.  These reserve factors are continuously evaluated and subject to change depending on trends in national and local economic conditions, the depth of experience of the Bank’s lenders, delinquency trends and other factors.  As our portfolio size has decreased in total over the last five quarters, there has been a shift in composition from higher risk rated real estate construction loans to comparably lower risk rated owner occupied residential real estate loans.

Loans past due greater than 30 days and still accruing interest has proven to be a useful leading indicator of directional trends in future loan losses. As the level of this metric rises, expectations are for a comparable increase in loans moving into a nonaccrual status and ultimately foreclosure resulting in increased losses. This pattern can be observed in the schedule above where increases in loans past due greater than 30 days and still accruing are followed in future quarters with the same directional changes in the level of loans on nonaccrual.  The Company realized a decrease of $960,000 in loans past due greater than 30 days and still accruing interest from $5,844,000 at March 31, 2010 to $4,844,000 at June 30, 2010. While management is optimistic about this decrease, we are still concerned with the overall increase from 2009 levels.  It is possible that this metric may indicate that the weakening loan quality experienced during 2008, 2009 and the first half of 2010 may continue to be an area of concern during the second half of 2010. As a result, management will continue to work aggressively to manage loan delinquency levels.

Loans on nonaccrual has been another leading indicator of potential future losses from loans. We typically place loans on nonaccrual status when they become 90 days past due. In addition to the interest lost when a loan is placed on nonaccrual status, there is an increased probability of a loan on nonaccrual moving into foreclosure with a potential loss outcome. As shown in the table above, the level of loans on nonaccrual was approximately $9,600,000 at the end of the third quarter of 2008. Beginning with the quarter ended June 30, 2008 this metric began to increase significantly, approximately doubling in each of the remaining two fiscal quarters of 2008.  At June 30, 2009 the level of loans on nonaccrual reached a peak of $25,925,000, an increase of 42% from $18,213,000 at December 31, 2008. The quarterly rate of increase of loans on nonaccrual since March 31, 2008 was 159%, 93% and 89% at the end of the second, third and fourth fiscal quarters of 2008, respectively. The rate of increase in the first quarter of 2009 was 34%, followed by a rate of increase of 7% in the second quarter of 2009, and then decreases of 8% and 42% in the third and fourth quarters of 2009, respectively.  Nonaccrual loans decreased by $762,000, or 6%, during the first quarter of 2010, but increased by $3,674,000, or 28%, during the second quarter of 2010.

The increase to the balance of loans on nonaccrual at the end of the current quarter was caused by two credit relationships with a combined balance of $4,203,000.  One of these credits has never been past due or restructured; however, the loan terms called for interest only payments with principal reductions from sales of developed properties.  Sales activity has stalled and recent appraisals indicate the loan is in a collateral deficient position.  The borrower has posted a one year interest reserve from his own resources, so expectations are the loan will continue to perform in accordance with its interest only terms.  The other credit was a troubled debt restructuring that has paid under the restructured terms for over six months.  This relationship was returned to accrual status in the first quarter of 2010 because it had demonstrated an ability and willingness to pay in accordance with the restructured terms for a reasonable period of time.  Both lending relationships were current as of June 30, 2010; however, subsequent declines in the collateral values increased the uncertainty as to the ultimate collection of the full amount of principal and interest due under the debt.  Although both credit relationships have been, and continue to be, current with their terms, management returned these credit relationships to nonaccrual status during the quarter ended June 30, 2010 due to the declines in collateral values.  Excluding the impact of these two performing nonaccrual relationships, loans on nonaccrual would have declined again during the current quarter.

Net Loan Charge offs or recoveries reflect our practice of charging recognized losses to the allowance and adding subsequent recoveries back to the allowance. During the three months ended June 30, 2010, we recorded charge offs net of recoveries of $863,000.

Prior to the fourth fiscal quarter of 2008, we had very little charge off activity and therefore, had limited historical information upon which to base past estimates. The recent increased level of charge off activity has provided more current data to assess the implications of trends in recent charge off activity on potential future losses. The recent volatility in the level of quarterly net loan charge offs or recoveries makes it difficult to identify a specific trend or establish reliable future expectations. As a result, there can be no assurance that charge offs of loans in future periods will not increase or exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. Thus, there is a risk that substantial additional increases in the allowance for loan losses could be required, which would result in a decrease in our net income and possibly our capital.

In addition to considering the metrics described above, we evaluate the collectability of individual loans, the balance of impaired loans, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans and a review of specific problem loans. Based on this process and as shown below, the provision charged to expense was $685,000 for the three months ended June 30, 2010, as compared to $1,450,000 for the three months ended June 30, 2009. On a consecutive quarter basis, this provision level was $285,000, or 71%, higher than the $400,000 provision charged to expense during the quarter ended March 31, 2010.

(in thousands)	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Provision during quarter ended	$685	$400	$2,125	$1,266	$1,450	$2,930	$6,554	$250

Provision added in excess of net charge offs	$(178)	$277	$53	$(219)	$977	$742	$359	$(29)

Allowance for loan losses	$6,485	$6,663	$6,386	$6,306	$6,525	$5,575	$4,833	$4,474
(as a % of loans, gross)	2.28%	2.33%	2.20%	2.11%	2.13%	1.83%	1.59%	1.44%

The difference between the amount of the provision for loan losses and net loan charge offs will result in expansion or shrinkage to the level of the allowance for loan losses. As shown above, during the three months ended June 30, 2010 the current provision for loan losses of $685,000 was less than net charge offs against the allowance of $863,000 by $178,000.  The result was a decrease to the allowance for loan losses by $178,000 to a level of $6,485,000, or 2.28% of gross loans outstanding at June 30, 2010, as compared to $6,663,000, or 2.33% of gross loans outstanding at March 31, 2010.

From a historical perspective, through the first quarter of 2008, while the level of loans on nonaccrual was relatively stable, the allowance for loan losses was maintained in the range of 1.2% to 1.3%. However, with the uptick in loans on nonaccrual during the quarter ended June 30, 2008, it was determined that an increase to the allowance level was appropriate given the projected increased risk of loss, and the allowance was increased to a range of 1.4% to 1.5% for the second and third fiscal quarters of 2008. The weakening of the loan portfolio performance continued into the final quarter of 2008 and first quarter of 2009 with actual loss levels that exceeded projections from earlier in 2008, resulting in the decision to increase the allowance level further, to the range of 1.6% to 1.8%. The most recent four quarters reflect further analysis and projections of potential loan losses in the Bank’s existing portfolio and, as a result, represents a further increase in the allowance level to in excess of 2% of gross loans outstanding.

Despite the modest increase in the balance of loans on nonaccrual, management is cautiously optimistic by most of the recent trends in the above referenced asset quality metrics.  Management acknowledges that future asset quality results may vary from our estimates and expectations, resulting in negative asset quality metrics, which could have a material adverse effect on our results of operations and financial condition.

Noninterest Income

Noninterest income for the three months ended June 30, 2010 totaled $1,821,000, as compared to $2,251,000 for the three months ended June 30, 2009.  This decrease of $430,000 reflects a lower level of mortgage banking income partially offset by higher gain on sale of marketable securities.  Mortgage banking income decreased $1,082,000 to $738,000 for the quarter ended June 30, 2010 compared to $1,820,000 for the same period of 2009.  The lower level of mortgage banking income reflects reduced levels of loans sold as well as narrowing profit margins.  During the second quarter of 2010, we recorded net gains of $806,000 on sales of securities available for sale.  During the second quarter of 2009, we recorded a gain of $99,000 on the early tender of one of our investment securities held to maturity.

Noninterest income for the six months ended June 30, 2010 totaled $3,244,000, as compared to $4,408,000 for the six months ended June 30, 2009.  This decrease of $1,164,000 reflects a lower level of mortgage banking income partially offset by higher gains from marketable securities sold.  Mortgage banking income decreased $2,384,000 to $1,741,000 for the six months ended June 30, 2010 compared to $4,125,000 for the same period of 2009.  During the first six months of 2010, we recorded net gains of $939,000 on sales of securities available for sale.  During the first six months of 2009, we recorded a loss on our investment in common stock of Silverton Financial Services of $507,000 and a gain of $99,000 on the early tender of one of our investment securities held to maturity.

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2010 was $4,671,000, as compared to $3,859,000 for the same period in 2009.  This year over year increase reflects significantly higher  other real estate expenses, which increased $1,183,000 to $1,332,000 for the three months ended June 30, 2010 compared to $149,000 for the same period in 2009, partially offset by lower compensation costs from reduced commission and incentive costs in the mortgage banking division.

Total noninterest expense for the six months ended June 30, 2010 was $8,753,000, as compared to $8,156,000 for the same period in 2009.  The largest contributor to this increase was other real estate expenses, which increased by $1,912,000 to $2,119,000 for the six months ended June 30, 2010 compared to $207,000 for the same period in 2009.  Additionally, expenses for occupancy and equipment, audit fees, OCC examination fees, and advertising increased by $173,000 in 2010 compared to 2009. This increase was partially offset by a decrease in FDIC insurance expense of $169,000 during the first half of 2010 compared to the same period in 2009, and a decrease in legal and professional fees of $64,000 for the same period.

Mortgage Banking Operations

The primary source of direct income generated by this division is the gain on sale of mortgage loans which was $838,000 for the quarter ended June 30, 2010 compared to $1,779,000 for the quarter ended June 30, 2009.  For the first half of 2010 the gain was $1,926,000 compared to $4,015,000 for the same period in 2009.  Attractive mortgage rates caused a surge in mortgage loan refinancing during the first quarter of 2009, leading to above average volume at the mortgage banking division, and thus, above average gains on sales.  The direct noninterest expenses incurred by the division were $756,000 for the second quarter of 2010, a decrease of $306,000 over the second quarter 2009 expenses of $1,062,000.  The largest contributor to this decrease was in salaries and benefits, which were $350,000 for second quarter 2009, compared to $760,000 for second quarter 2009, and largely reflect the lower commissions and incentive compensation paid as a result of decreased volume of loan originations and thinner profit margins in the second quarter of 2010 as compared to the second quarter of 2009.  For the six months ended June 30, 2010 noninterest expenses incurred by the mortgage banking division were $1,461,000, a decrease of $981,000 compared to $2,442,000 of noninterest expense for the first half of 2009.  The largest contributor to this decrease was in salaries and benefits, which were $910,000 for the first half of 2010 compared to $1,846,000 for the same period in 2009.

Beyond the impact of the noninterest income and expense from this division, the Bank earns interest income at the respective note rates on the balance of loans originated by the division from the time the loan is funded until it is sold to a secondary market investor. The average outstanding daily balance of residential mortgage loans available for sale was $60,185,000 for the three months ended June 30, 2010 and $57,711,000 for the three months ended June 30, 2009. The interest income earned on these loans available for sale was $752,000 and $696,000 during the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010, the average outstanding daily balance of residential loans available for sale was $56,588,000 in 2010 and $54,389,000 in 2009.  The interest income earned on these loans available for sale was $1,397,000 and $1,329,000 during the six months ended June 30, 2010 and 2009, respectively.

Income Taxes

For the three months ended June 30, 2010, we recognized income tax expense of $39,000 compared to an income tax benefit of ($152,000) for the second quarter of 2009. Our effective tax rate for the quarter was (7%) in 2010 and 38% in 2009. For the first half of 2010, we recognized income tax expense of $386,000 compared to an income tax benefit of $853,000 for first half of 2009.  Our effective tax rate for the six month period was (60%) in 2010 and 28% in 2009.  The fluctuation in effective tax rates reflects the impact of permanent book-to-tax differences from the impact of the early redemption of several bank owned life insurance policies.  The BOLI policy redemptions generated taxable income, but did not result in GAAP income upon redemption with the result being the recognition of a substantial tax expense on the taxable gain, but no corresponding GAAP income.

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

The cumulative loss incurred by the Company in 2008, 2009, and first half 2010 was the primary negative factor considered by management.  Additionally, general economic conditions in the Company’s primary markets and the potential for ongoing weakening asset quality were also evaluated as a potential negative factor.

Offsetting these negative factors were numerous positive factors considered by management including:

●
Prior to the losses in 2008, 2009 and first half of 2010 from asset quality costs, the Company had a history of consistent earnings with cumulative pretax net income of $13,879,000 for the five year period ending December 31, 2007.

●
The trend in taxable losses has been steadily improving over the last five quarters, and had it not been for the impact of the non recurring BOLI redemption tax expense, the Bank would have earned a profit during the first half of 2010.

●
Over the last four fiscal quarters, core earnings have increased to levels last attained in 2006, and so management is cautiously optimistic that more likely than not over the next two to five years taxable income will return to levels approaching those prior to 2008.

●
Management recommended and the Board of Directors authorized early redemptions of the majority of our bank owned life insurance policies during the first half of 2010. Liquidating these policies generated taxable income which was utilized to offset a portion of our net operating loss carry forward and decrease the related deferred tax asset in the process.  The proceeds from liquidating these policies will be available to fund mortgage loans available for sale, shifting approximately $210,000 of annual tax exempt earnings to a like amount of taxable earnings.

●
The existing portfolio of marketable securities had an unrealized mark to market gain as of June 30, 2010 of $1,214,000, which could consume up to $413,000 of the deferred tax asset if the decision was made to sell securities from this portfolio and replace them with current market rate securities.

●
In the first half of 2010 we sold approximately $4.8 million of tax exempt municipal bonds, generating a taxable gain of $167,000, which allowed us to reinvest the proceeds of sale into securities that generate taxable income.

●	In the first half of 2010 we sold approximately $16.4 million of mortgage backed securities, generating a taxable gain of $772,000 and reducing the deferred tax asset by $262,000.

Based on the above analysis, management believes that the positive factors outweigh the negative factors and, as a result, we can expect that it is more likely than not that the Company would realize the deferred tax asset over the allowable carry forward periods through future operating income and implementation of tax strategies as described above.  Accordingly, no deferred tax valuation allowance has been recorded as of June 30, 2010.  However, if an unanticipated event occurs that materially reduces pre-tax and taxable income in future periods, the establishment of a valuation allowance may become necessary.

Net Loss

The combination of the above factors resulted in net loss of $559,000 for the three months ended June 30, 2010, compared to net loss for the three months ended June 30, 2009 of $245,000.  For the six months ended June 30, net loss was $1,030,000 in 2010, compared to net loss of $2,179,000 in the same period in 2009.  Excluding the impact of the tax expense from the non recurring BOLI policy redemption transactions, the net loss during the first half of 2010 would have been $678,000.  Basic and diluted loss per share available to common shareholders were ($.27) for the three months ended June 30, 2010, compared to basic and diluted loss per share of ($.15) for the three month period ended June 30, 2009.  Basic and diluted loss per share available to common shareholders were ($.51) for the six months ended June 30, 2010, compared to basic and diluted loss per share of ($.96) for the six months ended June 30, 2009.

Financial Condition

During the first six months of 2010, total assets decreased $27,316,000, or 5.90%, when compared to December 31, 2009. Investment securities available for sale decreased $19,088,000, or 31.54%, as a result of several security sales, calls, and maturities.  Loans held for sale also decreased $13,552,000, or 27.10%, during the first half of 2010.  Portfolio loans decreased $5,055,000, or 1.78% during the first six months of 2010.  Cash surrender value of bank owned life insurance decreased $5,379,000 during the first half of 2010 as the Company made a decision to liquidate several policies.  These decreases were offset by an increase of $11,653,000, or 78.48%, in loan sales receivable and an increase of $6,134,000, or 868.17%, in interest bearing deposits in other banks. During the first six months of 2010, total liabilities decreased $25,689,000, or 6.04%, when compared to December 31, 2009.  During the first six months of 2010, total deposits decreased $9,251,000, or 2.51%, and other borrowings decreased $16,737,000, or 37.00%.

Investment Securities

Investment securities available for sale decreased to $41,427,000 at June 30, 2010 from $60,516,000 at December 31, 2009.  The decrease in investment securities was due to calls, maturities and securities sold during the first quarter.

Loans

Gross loans totaled $284,604,000 at June 30, 2010, a decrease of $5,055,000, or 1.75%, since December 31, 2009.  We continue to work to reduce our exposure to higher risk loans by avoiding growth in the balance of real estate commercial construction loans, and instead focusing our lending efforts on real estate mortgage, residential loans and real estate mortgage, commercial loans.  All loans are domestic, we have no foreign loans.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $7,409,000 at June 30, 2010.  The decrease of $190,000 from the December 31, 2009 amount of $7,599,000 was due to regular depreciation of assets.

Other Real Estate Owned

Other real estate owned represents collateral property taken back from borrowers in partial or full satisfaction of their defaulted debt obligation to the Company.  We track our historical experience of loans that ultimately convert to other real estate owned by major loan category and by geographic exposure as shown on the following tables:

	June 30, 2010
	Florida	Georgia	South Carolina	Total
Real estate – construction, commercial	$1,041,000	$––	$208,000	$1,249,000
Real estate – construction, residential	5,219,000	3,601,000	1,265,000	10,085,000
Real estate – mortgage, commercial	1,178,000	984,000	1,295,000	3,457,000
Real estate – mortgage, residential	645,000	––	1,168,000	1,813,000
	$8,083,000	$4,585,000	$3,936,000	$16,604,000

	December 31, 2009
	Florida	Georgia	South Carolina	Total
Real estate – construction, commercial	$997,000	$––	$208,000	$1,205,000
Real estate – construction, residential	7,266,000	5,370,000	1,492,000	14,128,000
Real estate – mortgage, commercial	567,000	––	808,000	1,375,000
Real estate – mortgage, residential	305,000	391,000	772,000	1,468,000
	$9,135,000	$5,761,000	$3,280,000	$18,176,000

During the six months ended June 30, 2010 we sold a total of 18 other real estate owned properties with a total book value of $4,548,000.  The net proceeds from these sales were $3,762,000, which resulted in a net recovery of approximately 61.2% of the original loan amounts and 82.7% of the book value of the other real estate sold.

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

Deposits

Total deposits decreased by $9,252,000, or 2.5%, to a total of $359,629,000 at June 30, 2010 from $368,881,000 at December 31, 2009. Non-interest-bearing demand deposits increased $4,176,000, or 24%, while interest-bearing deposits decreased $13,428,000, or 4% during this same period. The Company has continued its use of a modest level of brokered deposits, which carry substantially lower interest rates than comparable term core retail deposits.  Brokered deposits are issued in individual’s names and in the names of trustees with balances participated out to others.  Core retail deposits are deposits which are gathered in the normal course of business, without the use of a broker.  Core reciprocal deposits are gathered in the same manner as core retail deposits, but the funds are participated out to other banks through use of the CDARS reciprocal transactions program.  The CDARS program allows depositors to obtain FDIC insurance for deposits up to $50 million by exchanging the portions of their deposits in excess of FDIC insurance limitations with other financial institutions participating in the CDARS program.  In return, we receive an equal amount of deposits back from other CDARS participating financial institutions, such that there is no net change in the level of total deposits on our balance sheet. Pursuant to the Agreement entered into with the OCC, the Bank is required to limit its level of brokered deposits to no more than ten percent of total deposits; however, such limitation does not include reciprocal CDARS balances.

Balances and percentages within the major deposit categories are as follows:

	June 30, 2010
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$21,952	$––	$––	$21,952
Interest-bearing demand deposits	121,056	––	––	121,056
Savings deposits	3,462	––	––	3,462
Certificates of deposit $100,000 and over	99,368	19,524	––	118,892
Other time deposits	73,576	1,060	19,631	94,267
	$319,414	$20,584	$19,631	$359,629

	December 31, 2009
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$17,776	$––	$––	$17,776
Interest-bearing demand deposits	105,734	––	––	105,734
Savings deposits	2,959	––	––	2,959
Certificates of deposit $100,000 and over	118,684	12,763	––	131,447
Other time deposits	88,029	858	22,078	110,965
	$333,182	$13,621	$22,078	$368,881

Other Borrowings

At June 30, 2010, the Company had no advances outstanding from the Federal Reserve Bank of Atlanta (“FRB”).  At June 30, 2010, the Company has pledged $52,993,000 of its portfolio loans to FRB and can borrow up to $29,509,000 on such collateral at the Discount Window.

At June 30, 2010, the Company had advances outstanding from the Federal Home Loan Bank of Atlanta (“FHLB”) in the amount of $28,500,000, a decrease of $16,737,000 from the level of advances outstanding at December 31, 2009.  The weighted average cost of these advances increased by 128 basis points to 4.16% at June 30, 2010, due to a decrease in the level of lower priced overnight funds borrowed compared to advances outstanding at December 31, 2009.  At June 30, 2010, the Company has pledged $97,694,000 of its portfolio loans to FHLB and can borrow up to $57,484,000 on such collateral.  FHLB advances outstanding and related terms at June 30, 2010 and December 31, 2009 are shown in the following tables:

	FHLB Advances Outstanding June 30, 2010
Type Advance	Balance	Interest Rate	Maturity Date	Convertible Date
Fixed rate	$2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 8, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	September 7, 2010
Fixed rate	10,000,000	4.25%	May 21, 2014
Fixed rate	5,000,000	3.71%	June 24, 2015
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	September 7, 2010
Total	$28,500,000	4.16%

	FHLB Advances Outstanding December 31, 2009
Type Advance	Balance	Interest Rate	Maturity Date	Convertible Date
Fixed rate	$2,500,000	2.69%	April 8, 2010
Fixed rate	2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 8, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	March 8, 2010
Fixed rate	10,000,000	4.25%	May 21, 2014
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 8, 2010
Variable rate	14,250,000	0.36%
Less purchase accounting adjustments	(12,842)
Total	$45,237,158	2.88%

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

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and with advances from approved borrowing facilities with correspondent banks and the Federal Home Loan Bank of Atlanta.  At June 30, 2010, the Bank had $118,089,000 available under its existing borrowing facilities compared to $114,285,000 available at December 31, 2009, which is well in excess of projected liquidity needs.  In addition to borrowing facilities, the Bank considers the balance of mortgage loans sold for which payment by the purchasing investor is pending as an additional source of liquidity.  At June 30, 2010 the loan sales receivable was $26,503,000 and 86% of that receivable was received as cash within 30 calendar days.  Another key metric of our liquidity position is the loan-to-total deposit ratio, which was 79% at both June 30, 2010 and December 31, 2009.

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

Loans on one-to-four family residential mortgages originated by us are sold to various other financial institutions with representations and warranties that are usual and customary for the industry. In addition to these representations and warranties, our loan sale contracts define a condition in which the borrower fails to make any one of the first four loan payments within 30 days of the due date as an Early Payment Default (“EPD”). In the event of an EPD occurrence, we are required to return the premium paid by the investor for the loan as well as pay certain administrative fees.  In the event of a breach of any of the representations and warranties related to a loan sold, we could be liable for damages to the investor up to and including a “make whole” demand that involves, at the investor’s option, either reimbursing the investor for actual losses incurred on the loan or repurchasing the loan in full.  Our maximum exposure to credit loss in the event of make whole loan repurchase claim would be the unpaid principal balance of the loan to be repurchased along with any premium paid by the investor when the loan was purchased and other minor collection cost reimbursements. The Bank has received notification from purchasers of three EPD claims in 2008, seven EPD claims in 2009, and three EPD claims to date in 2010, but has not yet been required to repurchase a loan based on a representation and warranty breach. Beyond the initial payment to the purchasers of $71,900 upon receipt of the EPD claims, the maximum remaining exposure under investor claims of a representation and warranty breach would be the difference between the total loan amount and the liquidated value of the underlying collateral.  In the case of our EPD claims, the total loan amount was $2,318,000 and consisted of 13 single family residences. Original loan to value ratios ranged from 75% to 98% and loans with a loan to value ratio over 80% have a mortgage insurance policy in place. If repurchase was required, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.

As discussed above, the representations and warranties in our loan sale agreements provide that we indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. In connection with the start up of the mortgage banking division, the Bank has established a reserve for costs related to potential indemnification costs and EPD claims. The balance in this indemnification reserve was $596,000 at June 30, 2010 and there have been no claims or charges against this reserve since it was established in September 2007, accordingly management does not anticipate any material exposure in connection with loan sale indemnification or EPD claims.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2010:

Commitments to extend credit	$25,768,000
Standby letters of credit	$108,000
Loans sold with representations and warranties	$247,593,000

Contractual Obligations

Summarized below are our contractual obligations as of June 30, 2010.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Federal Home Loan Bank of Atlanta Advances	$28,500,000	$7,500,000	$4,000,000	$15,000,000	$2,000,000
Operating Lease Obligations	640,976	299,394	341,582	––	––
Junior Subordinated Debentures	7,217,000	––	––	––	7,217,000
	$36,357,976	$7,799,394	$4,341,582	$15,000,000	$9,217,000

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

At June 30, 2010, total shareholders’ equity was $36.3 million at the holding company and $39.6 million at CBC National Bank.  At June 30, 2010, Tier 1 risk-based capital ratio was 13.28% consolidated and 12.56% at CBC National Bank.  Total risk-based capital ratio was 14.53% consolidated and 13.83% at CBC National Bank.  Tier 1 leverage ratio was 9.26% consolidated and 8.71% at CBC National Bank.  The Bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

The Board declared and Coastal has paid all quarterly dividend payments to the US Treasury through the Form 10-Q filing date. Generally, the Preferred Shares are non-voting. However, should Coastal fail to pay six quarterly dividends, the holder may elect two directors to Coastal’s Board of Directors until such dividends are paid. In connection with the issuance of the Preferred Shares, a Warrant to purchase 205,579 common shares was issued with an exercise price of $7.26 per share. The Warrant is immediately exercisable and expires in ten years. The Warrant is subject to a proportionate anti-dilution adjustment in the event of stock dividends or splits, among other things. At June 30, 2010 the Preferred Shares and Warrant qualify as Tier 1 capital and are presented in permanent equity on the Consolidated Statement of Condition in the amounts of $9,548,248 and $501,475, respectively.

Proceeds from the sale of the Preferred Shares will be used for general corporate purposes, primarily to support an increase in lending activity through the Bank’s mortgage banking division.  As of June 30, 2010 a total of $6,600,000 of the proceeds from the sale of the Preferred Shares has been used as a capital contribution to our subsidiary CBC National Bank.

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

On July 21, 2010, President Obama signed into law the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.  The following items provide a brief description of certain provisions of the Dodd-Frank Act.

•
Increased Capital Standards and Enhanced Supervision.  The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies.  These new standards will be no lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies.  The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•
Trust Preferred Securities.  Under the Dodd-Frank Act, bank holding companies are prohibited from including in their regulatory Tier 1 capital hybrid debt and equity securities issued on or after May 19, 2010.  Among the hybrid debt and equity securities included in this prohibition are trust preferred securities.

•
The Consumer Financial Protection Bureau.  The Dodd-Frank Act creates the Bureau within the Federal Reserve.  The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.  The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers.  In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

•
Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits.  Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

•
Transactions with Affiliates.  The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•
Transactions with Insiders.  Insider transaction limitations are expanded through the strengthening on loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions.  Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•
Enhanced Lending Limits.  The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower.  Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds.  The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•
Corporate Governance.  The Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including us.  The Dodd-Frank Act enhances independence requirements for compensation committee members, and provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business.  These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS

You should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Compliance with the recently enacted Dodd-Frank Reform Act may adversely impact our earnings.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  This extensive piece of legislation will have numerous effects on the operational and regulatory landscape of both financial and commercial entities doing business in the United States, including the Bank and the Company.  Major elements in the Dodd-Frank Act include the following:

•	The establishment of the Financial Stability Oversight Counsel, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.
•	Enhanced supervision of large bank holding companies (i.e., those with over $50 billion in total consolidated assets), with more stringent supervisory standards to be applied to them.
•	The creation of a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund.
•	The development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants.
•	Enhanced supervision of credit-rating agencies through the Office of Credit Ratings within the SEC.
•	Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.
•	The establishment of a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body.
•
Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

The majority of the provisions in the Dodd-Frank Act are aimed at financial institutions that are significantly larger than the Company or the Bank.  Nonetheless, there are provisions with which we will have to comply once the Dodd-Frank Act is signed into law.  In addition to the provisions of the Act itself, the Dodd-Frank Act also requires a significant amount of rulemaking by federal regulatory agencies, which is expected to occur over the next six to eighteen months, although the required rulemaking may be completed in a shorter or longer period of time. As rules and regulations are promulgated by the Federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Act, we will have to work to ensure that we are in compliance with all applicable provisions, which may adversely impact our earnings.  In addition, the Company and/or the Bank may be adversely impacted by the uncertain environment until the required rulemaking has been completed.

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

COASTAL BANKING COMPANY, INC.

Date: August 12, 2010	By:	/s/ MICHAEL G. SANCHEZ
Michael G. Sanchez
Chief Executive Officer

Date: August 12, 2010	By:	/s/ PAUL R. GARRIGUES
Paul R. Garrigues
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.