Form 10-Q
period 2010-09-30
COASTAL BANKING CO INC
filed 2010-11-12
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

     ☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,588,707 shares of common stock, $.01 par value, were issued and outstanding on November 4, 2010.

i

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Coastal Banking Company
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Cash and due from banks	$3,049,574	$2,679,003
Interest-bearing deposits in banks	3,744,918	707,593
Federal funds sold	375,820	539,326
Securities available for sale, at fair value	42,930,617	60,515,592
Securities held to maturity, at cost	2,000,000	2,000,000
Restricted equity securities, at cost	4,652,250	4,996,250
Loans held for sale, at fair value	32,718,890	50,005,901

Loans, net of unearned income	277,610,538	289,658,956
Less allowance for loan losses	6,292,832	6,386,409
Loans, net	271,317,706	283,272,547

Premises and equipment, net	7,339,604	7,599,170
Cash surrender value of life insurance	1,862,137	7,394,114
Intangible assets	73,957	136,480
Other real estate owned	14,426,307	18,176,169
Loan sales receivable	39,416,200	14,849,299
Other assets	9,111,673	10,225,954

	$433,019,653	$463,097,398
Liabilities and Shareholders’ Equity
Deposits:
Non interest-bearing	$20,506,493	$17,775,762
Interest-bearing	336,180,602	351,104,768
Total deposits	356,687,095	368,880,530
Other borrowings	31,000,000	45,237,158
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	2,379,216	3,860,284

Total liabilities	397,283,311	425,194,972

Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized;
9,950 shares issued and outstanding
in 2010 and 2009	9,564,853	9,515,758
Common stock, $.01 par value; 10,000,000 shares authorized;
2,588,707 shares issued and outstanding in 2010;
2,568,707 shares issued and outstanding in 2009	25,887	25,687
Additional paid-in capital	41,216,355	41,121,636
Accumulated deficit	(15,879,084)	(13,930,443)
Accumulated other comprehensive income	808,331	1,169,788

Total shareholders’ equity	35,736,342	37,902,426

	$433,019,653	$463,097,398

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$4,423,017	$4,637,700	$13,175,370	$13,610,214
Interest on taxable securities	413,321	735,690	1,541,381	2,355,759
Interest on nontaxable securities	53,957	141,101	179,429	456,047
Interest on deposits in other banks	739	1,889	2,365	2,076
Interest on federal funds sold	1,577	1,725	8,280	2,246
Total interest income	4,892,611	5,518,105	14,906,825	16,426,342

Interest expense:
Interest on deposits	1,312,345	2,153,622	4,543,630	7,061,606
Interest on junior subordinated debentures	101,048	103,408	297,047	316,967
Interest on other borrowings	322,545	330,056	959,045	1,021,328
Total interest expense	1,735,938	2,587,086	5,799,722	8,399,901

Net interest income	3,156,673	2,931,019	9,107,103	8,026,441
Provision for loan losses	1,360,517	1,266,000	2,445,930	5,646,000
Net interest income after provision for loan losses	1,796,156	1,665,019	6,661,173	2,380,441

Non-interest income:
Service charges on deposit accounts	114,245	135,314	352,040	424,055
Other service charges, commissions and fees	69,379	72,600	197,961	226,727
SBA loan income	40,762	51,018	182,961	134,763
Mortgage banking income	2,978,591	1,356,074	4,719,527	5,480,706
Gain on sale of securities available for sale	––	1,065	939,385	1,065
Gain on tender of securities held to maturity	––	––	––	98,996
Loss on Silverton Financial Services stock	––	––	––	(507,366)
Income from investment in life insurance contracts	16,184	66,928	49,318	215,999
Other income	305	18,910	22,728	34,685
Total other income	3,219,466	1,701,909	6,463,920	6,109,630

Non-interest expenses:
Salaries and employee benefits	2,611,922	1,984,986	5,978,277	6,285,584
Occupancy and equipment expense	392,840	316,233	1,053,592	897,516
Advertising fees	15,246	39,048	96,731	92,876
Amortization of intangible assets	20,841	34,440	62,523	103,320
Audit fees	96,434	127,644	292,443	287,815
Data processing fees	269,650	225,457	734,183	690,562
Director fees	36,200	38,550	128,350	123,850
FDIC insurance expense	204,028	249,822	621,445	835,904
Legal and other professional fees	194,528	205,725	484,556	560,050
OCC examination fees	43,846	31,400	135,679	93,092
Other real estate expenses	1,112,010	397,247	3,230,922	603,806
Other operating	852,783	438,327	1,785,030	1,670,459
Total other expenses	5,850,328	4,088,879	14,603,731	12,244,834

Loss before income taxes (benefits)	(834,706)	(721,951)	(1,478,638)	(3,754,763)
Income tax expense (benefit)	(338,217)	(296,700)	47,786	(1,150,100)
Net loss	$(496,489)	$(425,251)	$(1,526,424)	$(2,604,663)

Preferred stock dividends	140,979	140,033	422,217	419,420
Net loss available to common shareholders	$(637,468)	$(565,284)	$(1,948,641)	$(3,024,083)
Basic and diluted loss per common share	$(.25)	$(.22)	$(.76)	$(1.18)

See accompanying notes to unaudited consolidated financial statements.

 Coastal Banking Company
Consolidated Statements of Comprehensive Loss
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Net loss	$(1,526,424)	$(2,604,663)
Other comprehensive income (loss), net of tax:
Net unrealized holding gains arising during period net of tax of $133,185 and $533,039	258,537	1,034,723
Reclassification adjustment for gains included in net income, net of tax of $319,391 and $362	(619,994)	(703)
Total other comprehensive income (loss)	(361,457)	1,034,020

Comprehensive loss	$(1,887,881)	$(1,570,643)

See accompanying notes to unaudited consolidated financial statements.

 Coastal Banking Company
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(1,526,424)	$(2,604,663)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	2,445,930	5,646,000
Depreciation, amortization and accretion	509,219	342,840
Amortization of intangible assets	62,523	103,320
Originations of mortgage loans held for sale	(671,037,270)	(722,154,657)
Proceeds from sales of mortgage loans held for sale	688,324,281	723,675,279
Increase in cash value of life insurance	(49,318)	(215,999)
Gain on sale of securities available for sale	(939,385)	(1,065)
Gain on tender of securities held to maturity	––	(98,996)
Loss on Silverton Financial Services stock	––	507,366
Loss on sale of other real estate owned	2,775,872	365,490
Proceeds from sales of other real estate owned	6,888,353	5,134,399
SBA loan income	(182,961)	(134,763)
Mortgage banking income	(4,719,527)	(5,480,706)
Stock-based compensation expense	94,919	63,175
Net increase in loan sales receivable	(24,566,901)	(16,384,236)
Net other operating activities	4,348,784	7,750,312
Net cash provided (used) by operating activities	2,428,095	(3,486,904)

Cash flows from investing activities:
Net increase in interest-bearing deposits in banks	(3,037,325)	(7,547,412)
Proceeds from sale of securities available for sale	21,154,370	9,906,198
Proceeds from maturities of securities available for sale	11,584,369	11,703,293
Proceeds from maturities of securities held to maturity	––	1,120,000
Purchases of securities available for sale	(14,835,580)	(2,107,227)
(Purchase) redemption of restricted equity securities	344,000	(691,700)
Net (increase) decrease in loans	3,594,548	(10,315,316)
Net (increase) decrease in federal funds sold	163,506	(6,492,807)
Redemption of bank owned life insurance policies	5,581,295	––
Purchase of premises and equipment	(163,272)	(144,428)
Net cash provided (used) by investing activities	24,385,911	(4,569,399)

Cash flows from financing activities:
Net increase (decrease) in deposits	(12,193,435)	27,514,153
Repayment of other borrowings	(14,250,000)	(20,720,000)
Net cash provided (used) by financing activities	(26,443,435)	6,794,153

Net increase (decrease) in cash and due from banks	370,571	(1,262,150)
Cash and due from banks at beginning of period	2,679,003	4,790,625
Cash and due from banks at end of period	$3,049,574	$3,528,475

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$5,881,999	$8,562,267
Cash paid during the year for income taxes	$22,700	$13,637

Noncash Transactions:
Principal balances of loans transferred to other real estate owned	$5,914,363	$11,290,486

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements – September 30, 2010 and 2009 (Unaudited) and December 31, 2009

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10-K.  The financial statements as of September 30, 2010 and for the interim periods ended September 30, 2010 and 2009 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2009 annual report to shareholders on Form 10-K as filed with the Securities and Exchange Commission.

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

Note 2 -Regulatory Oversight, Capital Adequacy, Operating Losses, Liquidity and Management’s Plans

Regulatory Oversight

The Bank entered into a formal agreement with the OCC on August 26, 2009 (the “Agreement”) that imposes certain operational and financial directives on the Bank.  The specific directives of the Agreement address the current level of credit risk in the Bank’s loan portfolio, action required to protect the Bank’s interest in criticized assets, adherence to its written profit plan to improve and sustain earnings, limitations on the maximum allowable level of brokered deposits, excluding reciprocal CDARS deposits, and the establishment of a board level Compliance Committee to monitor the Bank’s adherence to the Agreement.

Additionally, in response to a request by the Federal Reserve Bank of Richmond, the Board of Directors of Coastal Banking Company, Inc. adopted a resolution on January 27, 2010.  This resolution requires that the Company obtain prior approval of the Federal Reserve Bank before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying cash dividends to common shareholders. The Company has not in the past, and does not plan in the future to conduct such transactions; as a result, the Company expects that the prior approval requirements will have limited impact on its operations.  The resolution also requires that the Company provide the Federal Reserve Bank with prior notification before using its cash assets for purposes other than investments in obligations or equity of the Bank, investments in short-term, liquid assets, or payment of normal and customary expenses, including regularly scheduled interest payments on existing debt.

On November 8, 2010 the Company received a written request from the Federal Reserve Bank of Richmond that the Company enter into a Memorandum of Understanding (MOU) with the Federal Reserve Bank in lieu of the Board Resolution described above. The terms of the MOU are substantially similar to the terms of the Board Resolution. Generally, the MOU requires the Company to obtain prior approval of the Federal Reserve Bank before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying cash dividends to common shareholders, including dividends on its TARP preferred stock and interest on its trust preferred securities. Additionally, the MOU requires the Company to comply with banking regulations that prohibit certain indemnification and severance payments and that require prior approval of any appointment of any new directors or the hiring or change in position of any senior executive officers of the Company. The MOU also requires the submission of quarterly progress reports. We have requested and received permission from the Federal Reserve Bank to make the next TARP preferred dividend payment on November 15, 2010 to the US Treasury. The MOU will be approved by the Board of Directors and executed on behalf of the Company at the next regularly scheduled board meeting on November 17, 2010.

As a result of the Agreement, the aforementioned board resolution, and the pending MOU, the Bank and the Company are now operating under heightened regulatory scrutiny and monitoring.  Management has taken aggressive steps to address the components of the Agreement and has frequent contact with the OCC as we work to improve our financial condition and comply with all the directives of the Agreement.  Monitoring of our progress by the OCC is much more frequent and includes interim on-site visits as well as ongoing telephone consultations.  Management recognizes that failure to adequately address the Agreement could result in additional actions by the banking regulators with the potential for more severe operating restrictions and oversight requirements.

Capital Adequacy

As of September 30, 2010, the Bank exceeded all of the regulatory capital ratio levels to be categorized as “well capitalized.”  It is noteworthy that the OCC did not include a capital directive, or minimum capital maintenance requirement, in the Agreement; however, maintaining the Bank’s existing capital adequacy is a top priority for management. To that end, we have established internal policy minimums on capital ratios at levels that exceed the “well capitalized” regulatory minimums by 200 basis points. In effect, if our key regulatory capital ratios fall within 200 basis points of the “well capitalized” limits, management will implement strategic action plans to restore capital ratios above this 200 basis point threshold.

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

Operating Losses

The Company recorded a net loss of $1,526,000 for the nine months ended September 30, 2010.   This loss reflects the negative impact of $3,231,000 in charges from Other Real Estate Owned valuation write downs and loss on sale and the non recurring income tax expense of $423,000 from the early redemption of Bank Owned Life Insurance (BOLI) policies, partially offset by the favorable impact of a $939,000 gain on sale of marketable securities.  Carrying costs, valuation write downs and losses on sales of foreclosed assets are expected to remain elevated during 2010 as the Company works towards liquidation of these nonperforming assets.

Management has implemented a number of actions in an effort to improve earnings, including significant reductions to the cost of interest bearing liabilities and strict controls over other operating expenses.  These actions have been effective in improving core earnings as of September 30, 2010; however, asset quality charges throughout the period continued to negatively impact earnings. Management will continue to focus on asset quality levels as concerns remain that the existing negative economic conditions may worsen, resulting in continued losses that will hinder our ability to return to profitability and further erode capital levels.

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

The primary sources of liquidity are cash and cash equivalents, deposits, scheduled repayments of loans, unpledged investment securities, available borrowing facilities and proceeds from loan sales receivable.  Within deposits we utilize retail deposits from our branch locations, a modest level of brokered deposits, CDARS reciprocal deposits and deposits from other insured depository institutions.  The Agreement requires that our brokered deposits, excluding reciprocal CDARs, not exceed 10% of our total deposits, which is consistent with our existing internal liquidity policy.  As a result of our existing internal liquidity policy, we have been and anticipate continuing to be in compliance with the brokered deposit limitation provision of the Agreement.  Although the FDIC Call Report defines CDARS reciprocal deposits as brokered deposits, CDARS reciprocal deposits are excluded from the brokered deposit limitation provision in the Agreement.  At September 30, 2010 we have the capacity to raise up to an additional $16,278,000 in brokered deposits, if needed, and continue to remain in compliance with the 10% limitation in the Agreement.  Our borrowing facilities include collateralized repurchase agreements and unsecured federal funds lines with correspondent banks, as well as borrowing agreements with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank collateralized by pledged loans and securities.

As of September 30, 2010, the Company had $163,835,000 in total borrowing capacity, of which we had utilized $50,622,000 or 30.9%, leaving remaining available liquidity of $113,213,000.  Loans available for sale are also considered by management as a key source of liquidity as a result of the speed with which these loans are sold and settled for cash.  Management expects that, on average, loans originated for sale will be sold and converted to cash within 18 to 20 business days after the loan is originated.  The balance of loans available for sale averaged $61,785,000 in 2010.  Accordingly, in the event of a liquidity crisis, we anticipate having the ability to slow or stop loan origination activity to allow the loans available for sale to convert into cash. As of September 30, 2010, based on current and expected liquidity needs and sources, management expects the Company to be able to meet all obligations as they become due.

Note 3 – Losses Per Share

The following table sets forth the computation of basic and diluted losses per share for the three and nine months ended September 30.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(496,489)	$(425,251)	$(1,526,424)	$(2,604,663)
Preferred stock dividends	(140,979)	(140,033)	(422,217)	(419,420)
Net loss available to common shareholders	$(637,468)	$(565,284)	$(1,948,641)	$(3,024,083)

Weighted average common shares	2,566,658	2,568,707	2,565,734	2,568,707
Effect of dilutive securities	8,334	––	8,575	––
Diluted average common shares	2,574,992	2,568,707	2,574,309	2,568,707

Losses per common share	$(0.25)	$(0.22)	$(0.76)	$(1.18)
Diluted losses per common share	$(0.25)	$(0.22)	$(0.76)	$(1.18)

Note 4 – Investment Securities

Investment securities are as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$7,383,167	$212,650	$(58,535)	$7,537,282
Mortgage-backed securities	34,322,706	1,175,295	(104,666)	35,393,335
	$41,705,873	$1,387,945	$(163,201)	$42,930,617
Held to maturity
Corporate debt securities	$2,000,000	$80,613	$—	$2,080,613
	$2,000,000	$80,613	$—	$2,080,613

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$10,185,270	$218,293	$(33,354)	$10,370,209
Mortgage-backed securities	48,557,915	1,624,517	(37,049)	50,145,383
	$58,743,185	$1,842,810	$(70,403)	$60,515,592
Held to maturity
Corporate debt securities	$2,000,000	$94,717	$—	$2,094,717
	$2,000,000	$94,717	$—	$2,094,717

The following table shows gross unrealized losses and fair value of securities, aggregated by category and length of time that the securities have been in a continuous unrealized loss position, at September 30, 2010.

Investment securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$442,415	$(58,535)	$—	$—	$442,415	$(58,535)
Mortgage-backed securities	7,558,789	(104,666)	—	—	7,558,789	(104,666)
Total	$8,001,204	$(163,201)	$—	$—	$8,001,204	$(163,201)

As of September 30, 2010, no individual securities available for sale were in a continuous loss position for twelve months or more and no securities held to maturity were in a loss position. The Company has reviewed investment securities that are in an unrealized loss position in accordance with its accounting policy for other than temporary impairment and believes, based on industry analyst reports and credit ratings, that the deterioration in value, as of September 30, 2010, was attributable to changes in market interest rates and not in the credit quality of the issuer. The unrealized losses are considered temporary because each security carries an acceptable investment grade and the repayment sources of principal and interest are government backed. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. We do not have the intent to sell any securities included in the table above and we have concluded it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis.

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

The amortized cost and estimated fair value of investment securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$—	$—
Due from one year to five years	1,275,187	1,312,874
Due from five to ten years	2,823,495	2,935,634
Due after ten years	3,284,485	3,288,774
Mortgage-backed securities	34,322,706	35,393,335
	$41,705,873	$42,930,617
Held to maturity
Due in one year or less	$2,000,000	$2,080,613
Due from one year to five years	—	—
Due from five to ten years	—	—
Due after ten years	—	—
	$2,000,000	$2,080,613

Securities with an amortized cost and fair value of $13,333,000 and $14,100,000, respectively as of September 30, 2010 and $39,748,000 and $41,048,000, respectively as of December 31, 2009, were pledged to secure public deposits and Federal Home Loan Bank borrowings.  Pledged securities may not be sold without first pledging replacement securities and obtaining consent of the party to whom the securities are pledged.

Gains and losses on sales of securities available for sale consist of the following:

	For the Nine Months Ended September 30,
	2010	2009
Gross gains on sales of securities	$939,385	$173,790
Gross losses on sales of securities	—	(172,725)
Net realized gains on sales of securities available for sale	$939,385	$1,065

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

Note 5 — Loans and Allowance for Loan Losses

Gross loans totaled $277,611,000 at September 30, 2010, a decrease of $12,048,000, or 4.16%, since December 31, 2009.  We continue to work to reduce our exposure to higher risk loans by avoiding growth in the balance of real estate - construction, commercial loans.  At the same time we have been focusing our lending efforts to increase the balance of real estate - mortgage, residential loans and real estate - mortgage, commercial loans; however, we sold 3 of these loans with a principal balance of $2,738,000 during the first quarter of 2010 causing a slight decline in the balance of these loan types.  All loans are domestic, we have no foreign loans.

Balances and nonaccrual levels within the major loans receivable categories as of September 30, 2010 and December 31, 2009 were as follows:

	Loan Portfolio Mix as of:				Loans on Nonaccrual as of:
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
Commercial and financial	$10,409,000	4%	$10,956,000	4%	$143,000	1%	$40,000	––%
Agricultural	151,000	––%	319,000	––%	151,000	1%	319,000	2%
Real estate – construction, commercial	52,716,000	19%	57,573,000	20%	9,426,000	47%	6,836,000	50%
Real estate – construction, residential	13,145,000	5%	13,063,000	4%	75,000	––%	526,000	4%
Real estate – mortgage, farmland	––	––%	––	––%	––	––%	––	––%
Real estate – mortgage, commercial	89,349,000	32%	91,326,000	32%	1,267,000	6%	2,831,000	21%
Real estate – mortgage, residential	109,419,000	39%	112,984,000	39%	8,933,000	45%	3,198,000	23%
Consumer installment loans	2,226,000	1%	3,293,000	1%	3,000	––%	4,000	––%
Other	196,000	––%	145,000	––%	––	––%	––	––%
Gross loans	$277,611,000		$289,659,000		$19,998,000		$13,754,000

We typically place loans on nonaccrual status when they become 90 days past due.  In addition to the interest lost when a loan is placed in nonaccrual status, there is an increased probability of a loan on nonaccrual moving into foreclosure with a potential loss outcome. Interest lost on nonaccrual loans was $270,000 and $318,000 for the three months ended September 30, 2010 and 2009, respectively. Interest lost on nonaccrual loans was $689,000 and $1,060,000 for the nine months ended September 30, 2010 and 2009, respectively. Interest income recognized on nonaccrual loans was $4,000 and $60,000 for the three months ended September 30, 2010 and 2009, respectively. Interest income recognized on nonaccrual loans was $85,000 and $146,000 for the nine months ended September 30, 2010 and 2009, respectively.

There were no loans past due ninety days or more and still accruing interest at September 30, 2010.  At December 31, 2009 there was one loan for $105,000 that was past due ninety days or more and still accruing interest.

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

Risk Elements in the Loan Portfolio

As addressed in the discussion on the provision and allowance for loan losses in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, loans on nonaccrual status increased by $3,332,000, or 20%, from $16,666,000 at June 30, 2010 to $19,998,000 at September 30, 2010, while loans past due greater than 30 days and still accruing interest increased from $4,884,000 at June 30, 2010 to $6,063,000 at September 30, 2010.  In addition to the level of past due loans and loans on nonaccrual status, there are a number of other portfolio characteristics that management monitors and evaluates to assess the risk profile of the loan portfolio.  The following is a summary of risk elements in the loan portfolio:

	Loans with Interest Only Payments
	September 30, 2010		December 31, 2009
Commercial and financial	$5,551,000	8%	$6,330,000	7%
Real estate – construction, commercial	22,181,000	34%	30,230,000	35%
Real estate – construction, residential	4,936,000	8%	6,872,000	8%
Real estate – mortgage, commercial	11,614,000	18%	15,899,000	19%
Real estate – mortgage, residential	20,625,000	31%	24,481,000	29%
Consumer installment loans	714,000	1%	1,402,000	2%
Other	142,000	––%	145,000	––%
Gross loans	$65,763,000		$85,359,000

As shown above, 24% of our portfolio loans are loans with interest only payments at September 30, 2010 compared to 29% at December 31, 2009.  Loans with interest only payments are generally regarded as carrying a higher risk profile than fully amortizing loans.  It is important to note that none of the interest only loans in our portfolio allow negative amortization.

	Geographic Concentration of Loan Portfolio
	September 30, 2010
	Florida	Georgia	South Carolina	Other
Commercial and financial	$6,426,000	$511,000	$3,378,000	$94,000
Agricultural	––	151,000	––	––
Real estate – construction, commercial	17,746,000	9,005,000	25,965,000	––
Real estate – construction, residential	3,648,000	1,925,000	7,572,000	––
Real estate – mortgage, farmland	––	––	––	––
Real estate – mortgage, commercial	35,292,000	11,503,000	42,054,000	500,000
Real estate – mortgage, residential	38,941,000	30,365,000	37,975,000	2,138,000
Consumer installment loans	616,000	214,000	1,384,000	12,000
Other	18,000	124,000	54,000	––
Gross loans	$102,687,000	$53,798,000	$118,382,000	$2,744,000

	Geographic Concentration of Loan Portfolio
	December 31, 2009
	Florida	Georgia	South Carolina	Other
Commercial and financial	$6,335,000	$569,000	$3,938,000	$114,000
Agricultural	––	319,000	––	––
Real estate – construction, commercial	19,018,000	8,775,000	29,780,000	––
Real estate – construction, residential	3,786,000	429,000	8,789,000	59,000
Real estate – mortgage, farmland	––	––	––	––
Real estate – mortgage, commercial	35,505,000	11,949,000	43,872,000	––
Real estate – mortgage, residential	46,989,000	21,788,000	39,803,000	4,404,000
Consumer installment loans	1,119,000	602,000	1,555,000	17,000
Other	––	145,000	––	––
Gross loans	$112,752,000	$44,576,000	$127,737,000	$4,594,000

We also monitor and evaluate several other loan portfolio characteristics at a total portfolio level rather than by major loan category.  These characteristics include the following:

Junior Liens – Loans secured by liens in subordinate positions tend to have a higher risk profile than loans secured by liens in the first or senior position.  At September 30, 2010 the Company held $23,570,000 of loans secured by junior liens which represents approximately 8.5% of the total net portfolio of loans.  Historical loss experience as measured by net loan charge offs was $351,000 in the nine months ended September 30, 2010 for all loans secured by junior liens for an annualized loss rate of 1.99%.  At September 30, 2009, the Company held $21,727,000 of loans secured by junior liens which represented approximately 7.3% of the total net portfolio of loans at that time. Historical loss experience as measured by net loan charge offs was $284,000 in the nine months ended September 30, 2009 for all loans secured by junior liens for an annualized loss rate of 1.70%.

High Loan to Value Ratios – Typically the Company will not originate a new loan with a loan to value (LTV) ratio in excess of 100%.  However, declines in collateral values can result in the case of an existing loan renewal with an LTV in excess of 100% based on the current appraised value of the collateral.  In such cases the borrower may be asked to pledge additional collateral or to renew the loan for a lesser amount.  If the borrower lacks the ability to pay down the loan or provide additional collateral, but has the ability to continue to service the debt, the loan will be renewed with an LTV in excess of 100%.  At September 30, 2010 the loan portfolio included 24 loans with a balance of $11,026,000, or 3.97% of the net loan portfolio, with current loan to value ratios in excess of 100%, as compared to a balance of $10,244, 000, or 3.5% at December 31, 2009.

Restructured Loans – The Company classifies loans as restructured whenever the terms of a loan are adjusted to benefit a borrower in financial distress, regardless of the status of the loan at the time of restructuring.  There are two primary categories of restructured loans based on the status and condition of the loan at the time of any such restructure, and these categories present different risk profiles.

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

Although we have limited experience with respect to restructured loans, performing restructured loans have performed better than nonperforming restructured loans, as evidenced by a lower delinquency recidivism rate. At September 30, 2010, the Company had eleven performing restructured loans with a balance of $5,803,000, of which 100% are current and paying in accordance with restructured terms, and 16 nonperforming restructured loans with a balance of $8,525,000, of which 54% were current and paying in accordance with restructured terms.  In total, as of September 30, 2010, these 27 restructured loans with a total balance of $14,328,000 represented 5.2% of the net loan portfolio balance.

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

Criticized or Classified Loans – Management evaluates all loan relationships periodically in order to assess the financial strength of the borrower and the value of any underlying collateral.  Loans that are found to have a potential or actual weakness are identified as criticized or classified and subject to increased monitoring by management.  This typically includes frequent contact with the borrower to actively manage the borrowing relationship as needed to rehabilitate or mitigate the weakness identified.  At September 30, 2010, the Company had $54,092,000 in loans that were internally criticized or classified, of which $38,645,000, or 71%, were either current or less than 30 days past due.  At December 31, 2009 the Company had $52,808,000 in loans that were internally criticized or classified of which $40,739,000, or 77%, were either current or less than 30 days past due.

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

The following table summarizes information concerning the allowance for loan losses:

	For the Nine Months Ended September 30,
(In Thousands)	2010	2009
Allowance, beginning of year	$6,386	$4,833
Charge-offs:
Commercial, financial and industrial	80	106
Real estate—construction	1,203	2,805
Real estate—mortgage	1,476	1,296
Consumer	71	5
Total charge-offs	2,830	4,212
Recoveries:
Commercial, financial and industrial	1	2
Real estate—construction	97	4
Real estate—mortgage	182	19
Consumer	11	14
Total recoveries	291	39
Net charge-offs	2,539	4,173
Additions charged to operations	2,446	5,646
Allowance, end of period	$6,293	$6,306
Ratio of net charge-offs during the period to average loans outstanding during the period	0.90%	1.37%
Allowance for loan losses to loans, end of period	2.27%	2.11%

We allocate the allowance for loan losses to specific categories of loans in our portfolio. See the table below for the allocation of loan losses by loan category, which may not be indicative of future allocations to the allowance for loan losses by category.

Allocation of the Allowance for Loan Losses

	September 30,
	2010		2009
(In Thousands)	Amount	% of Loans in Category	Amount	% of Loans in Category
Commercial, Financial and Agricultural	$422	8%	$315	4%
Real Estate—Construction	410	42	831	28
Real Estate—Mortgage	4,428	49	4,064	67
Consumer	451	1	342	1
Unallocated	582	—	754	—
Total	$6,293	100%	$6,306	100%

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

Note 6 — Other Real Estate Owned

A summary of other real estate owned is presented as follows:

	Nine Months Ended September 30,
	2010	2009
Balance, beginning of year	$18,176,169	$5,750,973
Additions	5,914,363	11,290,486
Disposals	(6,888,353)	(5,134,399)
Valuation write downs and losses on sales	(2,775,872)	(365,490)
Balance, end of period	$14,426,307	$11,541,570

Expenses applicable to other real estate owned include the following:

	Nine Months Ended September 30,
	2010	2009
Net loss on sales of real estate	$1,171,910	$113,112
Valuation write downs	1,603,962	252,378
Operating expenses, net of rental income	455,050	238,316
	$3,230,922	$603,806

Note 7 — Stock-Based Compensation

The Company adopted a Stock Incentive Plan in 2000, which currently authorizes 388,306 shares of the Company’s common stock for issuance under the Plan.  The Plan provides for the total number of shares authorized for issuance under the Plan to be increased upon the issuance of new shares by the Company by an amount equal to the difference between 15% of the total outstanding shares after the issuance of the new shares and the number of shares authorized for issuance under the Plan prior to the issuance of the new shares.  The Plan is administered by the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and Bank. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the Board of Directors, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five-year vesting period. There were 84,711 shares available for grant under this Plan as of September 30, 2010.

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

On May 26, 2010, the Company granted a restricted stock award to Michael G. Sanchez, Chief Executive Officer, for 20,000 shares of the Company’s common stock.  The restricted stock vests on the two year anniversary date of the grant date of the restricted stock.  The restricted stock was granted to Mr. Sanchez as compensation for his service to the Company.  The ultimate cost to the Company from this grant will be $68,000 between May 26, 2010 and May 26, 2012.

On May 26, 2010, the Company granted non-qualified stock options to all full time employees for a total of 126,000 options.  The options vest over a five year period beginning on May 26, 2010.  The ultimate cost to the Company from this grant will be impacted by future option forfeitures, but in any case will not exceed $184,427 between May 26, 2010 and the last vesting date of May 26, 2015.

On August 15, 2008, the Board of Directors of Coastal Banking Company approved a reduction in the exercise price of 42,603 incentive stock options that were previously issued and outstanding. The options had been issued to 14 officers and employees of the Company with an average exercise price of $19.26 per share. The new exercise price was $7.50 per share, the market value of the Company's common stock on the day the lower exercise price was set by the Board action. The cost to the Company from this exercise price reduction has been $36,037 through September 30, 2010.  The ultimate full cost to the Company will be impacted by future option forfeitures, but in any case will not exceed $63,075 over the period beginning on August 15, 2008 and ending on December 31, 2012.

On March 21, 2008, the Company granted a restricted stock award to Gary Horn, Regional President of Lowcountry National Bank, for 5,000 shares of the Company’s common stock.  The restricted stock vests in five equal annual increments on the anniversary date of the grant date of the restricted stock.  The restricted stock was granted to Mr. Horn as compensation for his service to the Bank.

Note 8 — Fair Value

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with the Fair Value Measurements and Disclosures topic (FASB ASC 820), the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value of expected cash flows or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$42,930,617	$––	$42,930,617	$––
Loans held for sale	32,718,890	––	30,784,974	1,933,916
Derivative asset positions	483,743	––	483,743	––
Total fair value of assets measured on a recurring basis	$76,133,250	$––	$74,199,334	$1,933,916
Liabilities:
Derivative liability positions	$352,096	$––	$352,096	$––
Total fair value of liabilities measured on a recurring basis	$352,096	$––	$352,096	$––

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

The table below presents a reconciliation of level 3 assets as of September 30, 2010 and 2009.

	Loans held for sale
	2010	2009
Balance, beginning of year	$542,791	$1,523,332
Total gains included in net income	84,100	143,359
Issuances	20,281,920	29,481,439
Sales	(18,974,895)	(31,026,846)
Transfers in or out of Level 3	––	––
Balance, end of period	$1,933,916	$121,284

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

The table below presents the Company’s assets and liabilities for which a nonrecurring change in fair value has been recorded during the period ended September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) for the Nine months ended September 30, 2010
Assets:
Impaired loans	$14,749,582	$––	$––	$14,749,582	$––
Other real estate owned	14,426,307	––	––	14,426,307	(2,775,872)
Total fair value of assets measured on a nonrecurring basis	$29,175,889	$––	$––	$29,175,889	$(2,775,872)

The table below presents the Company’s assets for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) for the year ended December 31, 2009
Assets:
Impaired loans	$8,215,542	$––	$––	$8,215,542	$––
Other real estate owned	18,176,169	––	––	18,176,169	(1,054,759)
Total fair value of assets measured on a nonrecurring basis	$26,391,711	$––	$––	$26,391,711	$(1,054,759)

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

●
Cash, due from banks, interest-bearing deposits in banks, and federal funds sold: The carrying amount of cash, due from banks, interest-bearing deposits in banks, and federal funds sold approximates fair value.

●
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

●
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

●
Loans Held for Sale (LHFS): Residential mortgage loans are originated for sale as whole loans in the secondary market. These loans are carried at fair value, with changes in the fair value of these loans recognized in mortgage banking noninterest income. Direct loan origination costs and fees are deferred at origination, and then recognized in the gain or loss on loan sales when the loans are sold. Gains and losses on loan sales (sales proceeds minus the carrying value of the loan sold) are recorded as noninterest income.

●	Derivative asset and liability positions: The fair value of derivative asset and liability positions is based on available quoted market prices.

●
Deposits: The carrying amount of demand deposits, savings deposits and variable-rate certificates of deposits approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

●
Other Borrowings: The carrying amount of variable rate borrowings and federal funds purchased approximates fair value. The fair value of fixed rate other borrowings is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

●
Junior Subordinated Debentures: The fair value of the Company’s trust preferred securities is based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

●	Accrued Interest: The carrying amount of accrued interest approximates fair value.

●
Off-Balance-Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance-sheet financial instruments is based on fees charged to enter into such agreements.

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and interest-bearing deposits in banks	$6,794,492	6,794,492	$3,386,596	3,386,596
Federal funds sold	375,820	375,820	539,326	539,326
Securities available for sale	42,930,617	42,930,617	60,515,592	60,515,592
Securities held to maturity	2,000,000	2,080,613	2,000,000	2,094,717
Restricted equity securities	4,652,250	4,652,250	4,996,250	4,996,250
Loans held for sale	32,718,890	32,718,890	50,005,901	50,005,901
Loans, net	271,317,706	271,437,829	283,272,547	288,500,101
Derivative asset positions	483,743	483,743	837,005	837,005
Accrued interest receivable	1,234,460	1,234,460	1,444,702	1,444,702

Financial liabilities:
Deposits	356,687,095	358,366,738	368,880,530	371,290,169
Other borrowings	31,000,000	34,313,713	45,237,158	49,777,577
Junior subordinated debentures	7,217,000	7,254,664	7,217,000	7,195,664
Derivative liability positions	352,096	352,096	1,234,024	1,234,024
Accrued interest payable	323,787	323,787	406,064	406,064

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

The following tables include the notional amounts and realized gain (loss) for mortgage banking derivatives recognized in Mortgage Banking income for the period end September 30, 2010 and December 31, 2009:

Derivatives not designated as hedging instruments	September 30, 2010	December 31, 2009
(in thousands)
Mandatory forward sales contracts
Notional amount	$121,898	$95,593
Gain on change in market value of mandatory forward sales contracts	$169	$300
Derivative asset balance included in other assets	$326	$791
Derivative liability balance included in other liabilities	$156	$489

Best efforts forward sales contracts
Notional amount	$10,643	$5,030
Gain on change in market value of best efforts forward sales contracts	$51	$4
Derivative asset balance included in other assets	$59	$29
Derivative liability balance included in other liabilities	$8	$24

Rate lock loan commitments
Notional amount	$143,743	$63,802
Loss on change in market value of rate lock commitments	$(90)	$(704)
Derivative asset balance included in other assets	$99	$17
Derivative liability balance included in other liabilities	$188	$721

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

(In thousands)	Community Banking		Mortgage Banking Operations		Consolidated Company
Three months ended September 30,	2010	2009	2010	2009	2010	2009
Interest income	$4,000	$4,612	$893	$906	$4,893	$5,518
Interest expense	1,320	2,116	416	471	1,736	2,587
Net interest income	2,680	2,496	477	435	3,157	2,931
Provision for loan losses	1,355	1,235	6	31	1,361	1,266
Net interest income after provision	1,325	1,261	471	404	1,796	1,665
Non interest income	305	352	2,914	1,350	3,219	1,702
Non interest expense	3,907	3,235	1,942	854	5,849	4,089
Net income (loss) before tax expense (benefit)	(2,277)	(1,622)	1,443	900	(834)	(722)
Income tax expense (benefit)	(771)	(555)	433	258	(338)	(297)
Net income (loss) after taxes	$(1,506)	$(1,067)	$1,010	$642	$(496)	$(425)

(In thousands)	Community Banking		Mortgage Banking Operations		Consolidated Company
Nine months ended September 30,	2010	2009	2010	2009	2010	2009
Interest income	$12,541	$13,961	$2,366	$2,465	$14,907	$16,426
Interest expense	4,644	6,950	1,156	1,450	5,800	8,400
Net interest income	7,897	7,011	1,210	1,015	9,107	8,026
Provision for loan losses	2,403	5,586	43	60	2,446	5,646
Net interest income after provision	5,494	1,425	1,167	955	6,661	2,380
Non interest income	1,851	745	4,613	5,365	6,464	6,110
Non interest expense	11,200	8,949	3,403	3,296	14,603	12,245
Net income (loss) before tax expense (benefit)	(3,855)	(6,779)	2,377	3,024	(1,478)	(3,755)
Income tax expense (benefit)	(665)	(2,041)	713	891	48	(1,150)
Net income (loss) after taxes	$(3,190)	$(4,738)	$1,664	$2,133	$(1,526)	$(2,605)

Note 11 – Reclassifications

Certain amounts reported as of December 31, 2009, or the periods ended September 30, 2009, have been reclassified to conform with the presentation of September 30, 2010.  These reclassifications had no effect on previously reported net loss or shareholders’ equity.

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

Overview

The following discussion describes our results of operations for the quarter and nine months ended September 30, 2010 as compared to the quarter and nine months ended September 30, 2009, and also analyzes our financial condition as of September 30, 2010 as compared to December 31, 2009.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

The Bank’s net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin.  For the quarter ended September 30, 2010, net interest income totaled $3,157,000 as compared to $2,931,000 for the quarter ended September 30, 2009 for an increase of $226,000, or 8%.  On a consecutive quarter basis, net interest income was up by $141,000, or 5%, from the $3,016,000 earned during the quarter ended June 30, 2010.

Total interest income decreased by $625,000, or 11%, to $4,893,000 for the three months ended September 30, 2010 compared to $5,518,000 for the three months ended September 30, 2009.  On a consecutive quarter basis, total interest income decreased by $46,000, or 1%, from the $4,939,000 earned during the quarter ended June 30, 2010.

The impact of the interest rate environment is seen in the Prime interest rate, which has been set at a historical low rate of 3.25% since December 16, 2008.  This drop in the Prime interest rate had an extremely negative impact on the yield earned by the Bank on that portion of the loan portfolio that carry rates based on the Prime interest rate index.  At September 30, 2010 and September 30, 2009 the Bank held $119,347,000 and $135,032,000, respectively, in loans carrying rates based on the Prime interest rate index.

In addition to the negative impact of decreased interest rates, interest income was also negatively impacted by elevated nonperforming loans and a decrease in average interest earning assets.  Average earning assets decreased to an average balance of $404,978,000 during the quarter ended September 30, 2010, down by $46,790,000, or 10%, from the average balance during the quarter ended September 30, 2009.  This decline was largely the result of decreases in the Bank’s investment portfolio as well as portfolio loans.  The overall impact of these factors was a decrease in interest income from investment securities of $410,000, or 47%, to $467,000 in the three months ended September 30, 2010 compared to $877,000 earned in the three months ended September 30, 2009.  Interest and fees earned on loans decreased by $215,000, or 5%, to $4,423,000 in the three months ended September 30, 2010 from $4,638,000 in the three months ended September 30, 2009.  On a consecutive quarter basis, interest income from investments decreased by $123,000, or 21%, from $590,000 earned during the quarter ended June 30, 2010.  Interest and fees earned on loans increased by $79,000, or 2%, from $4,344,000 during the quarter ended June 30, 2010.

Interest income not recognized on non-accruing loans during the quarter ended September 30, 2010 was $270,000, a decrease of $48,000 from the $318,000 of interest income not recognized during the same quarter in 2009.  On a consecutive quarter basis, interest income not recognized on non-accruing loans decreased $16,000 from $286,000 during the quarter ended June 30, 2010.

Total interest expense decreased by $851,000, or 33%, to $1,736,000 for the three months ended September 30, 2010 compared to $2,587,000 for the same period in 2009.  On a consecutive quarter basis, total interest expense decreased by $186,000, or 10%, from $1,922,000 expensed during the quarter ended June 30, 2010.

The net interest margin is a performance metric that reports how successful the Bank’s investment decisions have been relative to its funding choices.  It is calculated by dividing the annualized net interest income by the balance of the average earning assets for the period.  The net interest margin realized on earning assets increased by 52 basis points to 3.09% for the three months ended September 30, 2010 when compared to the 2.57% net interest margin earned during the same three months in 2009.  On a consecutive quarter basis, the net interest margin improved by 15 basis points from 2.94% during the quarter ended June 30, 2010.

The net interest rate spread is the difference between the average yield earned by the Bank on loans, investment securities and other earning assets, and the rate paid by the Bank on interest bearing deposits and other borrowings.  The net interest rate spread improved by 58 basis points to 2.96% for the three months ended September 30, 2010 compared to the 2.38% net interest rate spread earned during the same three month period in 2009.  On a consecutive quarter basis, the net interest rate spread improved by 16 basis points from 2.80% during the quarter ended June 30, 2010.

For the nine months ended September 30, 2010, net interest income totaled $9,107,000 as compared to $8,026,000 for the same period in 2009, for an increase of $1,081,000, or 13%.  Total interest income decreased by $1,519,000, or 9%, to $14,907,000 for the nine months ended September 30, 2010 compared to $16,426,000 for the nine months ended September 30, 2009. Interest and fees on loans decreased by $435,000, or 3%, to $13,175,000 in the nine months ended September 30, 2010 from $13,610,000 in the nine months ended September 30, 2009.  Interest income on investment securities decreased by $1,091,000, or 39%, to $1,721,000 in the nine months ended September 30, 2010 compared to $2,812,000 in the nine months ended September 30, 2009.  Total interest expense decreased by $2,600,000, or 31%, to $5,800,000 for the nine months ended September 30, 2010 compared to $8,400,000 for the same period in 2009. The net interest margin and the interest rate spread were 2.99% and 2.86%, respectively, for the nine months ended September 30, 2010. The net interest margin realized on earning assets and the interest rate spread were 2.39% and 2.17%, respectively, for the nine months ended September 30, 2009.

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Company’s net interest income in general terms during periods of movement in interest rates.  In general, if the Company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period.  In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities.  Although it can be used as a general predictor, gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At September 30, 2010, the Company, as measured by gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is asset sensitive when cumulatively measured at six months and asset/liability neutral when cumulatively measured at one year.  At December 31, 2009, these measures showed the Company as asset/liability neutral when cumulatively measured at six months and liability sensitive when cumulatively measured at one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The Company also forecasts its sensitivity to interest rate changes not less than quarterly using modeling software.  For more information on asset-liability management, see the annual report on Form 10-K filed with the Securities and Exchange Commission.

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

(in thousands)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Portfolio loans, gross	$277,611	$284,604	$285,972	$289,659	$299,270	$305,669	$305,240	$304,419

Loans past due > 30 days and still accruing interest	$6,063	$4,884	$5,844	$2,032	$2,832	$3,345	$2,782	$9,765

Loans on nonaccrual	$19,998	$16,666	$12,992	$13,754	$23,903	$25,925	$24,336	$18,213
(as a % of loans, gross)	7.20%	5.83%	4.54%	4.75%	7.99%	8.48%	7.97%	5.98%

Net loan charge offs (recoveries)	$1,553	$863	$123	$2,072	$1,485	$473	$2,188	$6,195
(as a % of loans, gross)	0.56%	0.30%	0.04%	0.72%	0.50%	0.15%	0.72%	2.04%

Portfolio loans, gross addresses the impact on the provision for loan losses from changes in the size and composition of our loan portfolio.  In the past we applied various reserve factors to our portfolio based on the risk rated categories of loans because we have had relatively little charge off activity prior to the quarter ended December 31, 2008.  As a result of increasing charge off activity over the past two years, we have begun to rely more on historical levels and trends to establish various reserve percentages based on the relative inherent risk for a particular loan type and grade.  The inherent risk is established based on peer group data, information from regulatory agencies, the experience of the Bank’s lending officers, and recent trends in portfolio losses.  These reserve factors are continuously evaluated and subject to change depending on trends in national and local economic conditions, the depth of experience of the Bank’s lenders, delinquency trends and other factors.  As our portfolio size has decreased in total over the last five quarters, there has been a shift in composition from higher risk rated real estate construction loans to comparably lower risk rated owner occupied residential real estate loans.

Loans past due greater than 30 days and still accruing interest has proven to be a useful leading indicator of directional trends in future loan losses. As the level of this metric rises, expectations are for a comparable increase in loans moving into a nonaccrual status and ultimately foreclosure resulting in increased losses. This pattern can be observed in the schedule above where increases in loans past due greater than 30 days and still accruing are followed in future quarters with the same directional changes in the level of loans on nonaccrual.  The Company realized an increase of $1,179,000 in loans past due greater than 30 days and still accruing interest from $4,884,000 at June 30, 2010 to $6,063,000 at September 30, 2010. Management is carefully monitoring past due loans and remains concerned with the overall increase from 2009 levels.  It is likely that the weakening loan quality experienced during 2008, 2009 and the first nine months of 2010 will continue to be an area of concern during the last quarter of 2010. As a result, management will continue to work aggressively to manage loan delinquency levels.

Loans on nonaccrual has been another leading indicator of potential future losses from loans. We typically place loans on nonaccrual status when they become 90 days past due. In addition to the interest lost when a loan is placed on nonaccrual status, there is an increased probability of a loan on nonaccrual moving into foreclosure with a potential loss outcome. As shown in the table above, the level of loans on nonaccrual peaked at $25,925,000 at June 30, 2009.  Over the following three quarters, this measure declined by 50% to $12,992,000 at the end of the first quarter of 2010, signaling a possible stabilization or improvement in asset quality trends.  Since March 31, 2010, we have experienced two consecutive quarters of deterioration with the level of loans on nonaccrual increasing by $7,006,000 to reach $19,998,000, which is still 23% lower than the peak level at June 30, 2009.  Management is concerned with the trend in this asset quality indicator over the last two quarters and so we have increased loan monitoring and loss mitigation efforts recently to ensure we are appropriately focused on this issue.

Net Loan Charge offs or recoveries reflect our practice of charging recognized losses to the allowance and adding subsequent recoveries back to the allowance. During the three months ended September 30, 2010, we recorded charge offs net of recoveries of $1,553,000.

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

In addition to considering the metrics described above, we evaluate the collectability of individual loans, the balance of impaired loans, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans and a review of specific problem loans. Based on this process and as shown below, the provision charged to expense was $1,361,000 for the three months ended September 30, 2010, as compared to $1,266,000 for the three months ended September 30, 2009. On a consecutive quarter basis, this provision level was $676,000, or 99%, higher than the $685,000 provision charged to expense during the quarter ended June 30, 2010.

(in thousands)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Provision during quarter ended	$1,361	$685	$400	$2,125	$1,266	$1,450	$2,930	$6,554

Provision added in excess of net charge offs	$(192)	$(178)	$277	$53	$(219)	$977	$742	$359

Allowance for loan losses	$6,293	$6,485	$6,663	$6,386	$6,306	$6,525	$5,575	$4,833
(as a % of loans, gross)	2.27%	2.28%	2.33%	2.20%	2.11%	2.13%	1.83%	1.59%

The difference between the amount of the provision for loan losses and net loan charge offs will result in expansion or shrinkage to the level of the allowance for loan losses. As shown above, during the three months ended September 30, 2010 the current provision for loan losses of $1,361,000 was less than net charge offs against the allowance of $1,553,000 by $192,000.  The result was a decrease to the allowance for loan losses by $192,000 to a level of $6,293,000, or 2.27% of gross loans outstanding at September 30, 2010, as compared to $6,485,000, or 2.28% of gross loans outstanding at June 30, 2010.

From a historical perspective, prior to 2008, while the level of loans on nonaccrual was relatively stable, the allowance for loan losses was maintained in the range of 1.2% to 1.3% of the balance of gross loans. As we moved into 2008 and experienced an increase in loans on nonaccrual, it was determined that an increase to the allowance level was appropriate given the projected increased risk of loss, and so the allowance was increased to a range of 1.4% to 1.6% during 2008. The weakening of the loan portfolio performance continued into 2009 with actual loss levels that exceeded projections from earlier in 2008, resulting in the decision to increase the allowance level further, to the range of 1.6% to 1.8% in early 2009. With nonaccrual loans reaching a peak in mid-2009, further analysis and projections of potential loan losses in the Bank’s existing portfolio supported a further increase in the allowance level to a range of 2.0% to 2.3% of gross loans outstanding, which has been sustained over the last six fiscal quarters.

Management remains focused on past due and nonaccrual loans.  Management acknowledges that future asset quality results may vary from our estimates and expectations, resulting in negative asset quality metrics, which could have a material adverse effect on our results of operations and financial condition.

Noninterest Income

Noninterest income for the three months ended September 30, 2010 totaled $3,219,000, as compared to $1,702,000 for the three months ended September 30, 2009.  This increase of $1,517,000 reflects a higher level of mortgage banking income partially offset by lower income from investment in life insurance contracts.  Mortgage banking income increased $1,623,000 to $2,979,000 for the quarter ended September 30, 2010 compared to $1,356,000 for the same period of 2009.  The higher level of mortgage banking income reflects a combination of improved gain on sale margins and increased funding levels of loans due to low mortgage rates during the third quarter of 2010.  Income from life insurance contracts declined to $16,000 during the third quarter 2010, compared to $67,000 during the same period of 2009, reflecting the reduced earnings from several bank owned life insurance policies that were redeemed in early 2010.

Noninterest income for the nine months ended September 30, 2010 totaled $6,464,000, as compared to $6,110,000 for the nine months ended September 30, 2009.  This increase of $354,000 reflects the impact of nonrecurring gains on sales of marketable securities, partially offset by lower mortgage banking income.  During the first nine months of 2010, we recorded net gains of $939,000 on sales of securities available for sale.  During the first nine months of 2009, we recorded a loss on our investment in common stock of Silverton Financial Services of $507,000 and a gain of $99,000 on the early tender of one of our investment securities held to maturity.  Mortgage banking income decreased $761,000 to $4,720,000 for the nine months ended September 30, 2010 compared to $5,481,000 for the same period of 2009, reflecting significantly higher loan funding and sales levels during the first half of 2009 than occurred during the same period in 2010.  Service charges on deposit accounts decreased $72,000 to $352,000 for the nine months ended September 30, 2010, compared to $424,000 for the same period in 2009.  SBA loan income increased $48,000 to $183,000 for the first three quarters of 2010, compared to $135,000 for the first three quarters of 2009.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2010 was $5,850,000, as compared to $4,089,000 for the same period in 2009.  This year over year increase reflects significantly higher other real estate expenses, which increased $715,000 to $1,112,000 for the three months ended September 30, 2010 compared to $397,000 for the same period in 2009.  In addition, salary expense increased $627,000 to $2,612,000 during the third quarter of 2010 compared to $1,985,000 during the same period of 2009.  The increase in compensation expense resulted from increased commission and incentive costs in the mortgage banking division.  Other operating expenses increased by $415,000 to $853,000 for the third quarter 2010 compared to $438,000 for the same period in 2009.  This increase was due to expansion in the mortgage banking division in Atlanta, including extensive software upgrades.  In addition, direct mortgage origination costs were higher in third quarter 2010 compared to third quarter 2009 as a result of higher loan volume.

Total noninterest expense for the nine months ended September 30, 2010 was $14,604,000, as compared to $12,245,000 for the same period in 2009.  The largest contributor to this increase was other real estate expenses, which increased by $2,627,000 to $3,231,000 for the nine months ended September 30, 2010 compared to $604,000 for the same period in 2009.  This increase was partially offset by a decrease in FDIC insurance expense of $214,000 during the first three quarters of 2010 compared to the same period in 2009, and a decrease in legal and professional fees of $75,000 for the same period.  Occupancy and equipment expense increased $156,000 to $1,054,000 for the nine months ended September 30, 2010 compared to $898,000 for the nine months ended September 30, 2009.  This increase was due to expansion in the mortgage banking division in Atlanta.

Mortgage Banking Operations

The primary source of direct income generated by this division is the gain on sale of mortgage loans which was $2,915,000 for the quarter ended September 30, 2010 compared to $1,336,000 for the quarter ended September 30, 2009.  For the first nine months of 2010 the gain was $4,619,000 compared to $5,320,000 for the same period in 2009.  Attractive mortgage rates caused a surge in mortgage loan refinancing during the first half of 2009, leading to above average volume at the mortgage banking division, and thus, above average gains on sales.  During the third quarter of 2010, mortgage rates experienced another low period, which led to above average funding volumes and gains on sale during the three months ended September 30, 2010.  The direct noninterest expenses incurred by the division were $1,942,000 for the third quarter of 2010, an increase of $1,088,000 over the third quarter 2009 expenses of $854,000.  The largest contributor to this increase was in salaries and benefits, which were $1,281,000 for third quarter 2010, compared to $671,000 for third quarter 2009, and largely reflect the higher commissions and incentive compensation paid as a result of increased volume of loan originations in the third quarter of 2010 as compared to the third quarter of 2009.  For the nine months ended September 30, 2010 noninterest expenses incurred by the mortgage banking division were $3,403,000, an increase of $107,000 compared to $3,296,000 of noninterest expense for the first three quarters of 2009.  This variance was due to a decrease in salaries and benefits of $326,000 during the nine months ended September 30, 2010, offset by an increase of $433,000 in occupancy and other direct expenses related to expansion of the division during the first nine months of 2010.

Beyond the impact of the noninterest income and expense from this division, the Bank earns interest income at the respective note rates on the balance of loans originated by the division from the time the loan is funded until it is sold to a secondary market investor. The average outstanding daily balance of residential mortgage loans available for sale was $70,138,000 for the three months ended September 30, 2010 and $63,027,000 for the three months ended September 30, 2009. The interest income earned on these loans available for sale was $797,000 and $812,000 during the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010, the average outstanding daily balance of residential loans available for sale was $60,795,000 in 2010 and $57,300,000 in 2009.  The interest income earned on these loans available for sale was $2,194,000 and $2,141,000 during the nine months ended September 30, 2010 and 2009, respectively.

Income Taxes

For the three months ended September 30, 2010, we recognized income tax benefit of ($338,000) compared to an income tax benefit of ($297,000) for the third quarter of 2009. Our effective tax rate was 41% for both the third quarter 2010 and third quarter 2009. For the first nine months of 2010, we recognized income tax expense of $48,000 compared to an income tax benefit of ($1,150,000) for first nine months of 2009.  Our effective tax rate for the nine month period was (3%) in 2010 and 31% in 2009.  The fluctuation in effective tax rates reflects the impact of permanent book-to-tax differences from the impact of the early redemption of several bank owned life insurance policies.  The BOLI policy redemptions generated taxable income, but did not result in GAAP income upon redemption with the result being the recognition of a substantial tax expense on the taxable gain, but no corresponding GAAP income.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold includes an assessment of the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Management has considered both negative and positive indicators in assessing the likelihood that the Company will realize the deferred tax asset through future taxable operating income.

The cumulative loss incurred by the Company in 2008, 2009, and first three quarters of 2010 was the primary negative factor considered by management.  Additionally, general economic conditions in the Company’s primary markets and the potential for ongoing weakening asset quality were also evaluated as a potential negative factor.

Offsetting these negative factors were numerous positive factors considered by management including:

●
Prior to the losses in 2008, 2009 and first nine months of 2010 from asset quality costs, the Company had a history of consistent earnings with cumulative pretax net income of $13,879,000 for the five year period ending December 31, 2007.

●
Over the last four fiscal quarters, core earnings have increased to levels last attained in 2006, and so management is cautiously optimistic that more likely than not over the next two to five years taxable income will return to levels approaching those prior to 2008.

●
Management recommended and the Board of Directors authorized early redemptions of the majority of our bank owned life insurance policies during the first three quarters of 2010. Liquidating these policies generated taxable income which was utilized to offset a portion of our net operating loss carry forward and decrease the related deferred tax asset in the process.  The proceeds from liquidating these policies will be available to fund other earning assets, shifting approximately $210,000 of annual tax exempt earnings to a like amount of taxable earnings.

●
The existing portfolio of marketable securities had an unrealized mark to market gain as of September 30, 2010 of $1,388,000, which could consume up to $472,000 of the deferred tax asset if the decision was made to sell securities from this portfolio and replace them with current market rate securities.

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

Based on the above analysis, management believes that the positive factors outweigh the negative factors and, as a result, we can expect that it is more likely than not that the Company would realize the deferred tax asset over the allowable carry forward periods through future operating income and implementation of tax strategies as described above.  Accordingly, no deferred tax valuation allowance has been recorded as of September 30, 2010.  However, if an unanticipated event occurs that materially reduces pre-tax and taxable income in future periods, the establishment of a valuation allowance may become necessary.

Net Loss

The combination of the above factors resulted in net loss of $496,000 for the three months ended September 30, 2010, compared to net loss for the three months ended September 30, 2009 of $425,000.  For the nine months ended September 30, net loss was $1,526,000 in 2010, compared to net loss of $2,605,000 in the same period in 2009.  Excluding the impact of the tax expense from the non recurring BOLI policy redemption transactions, the net loss during the first three quarters of 2010 would have been $1,103,000.  Basic and diluted loss per share available to common shareholders were ($.25) for the three months ended September 30, 2010, compared to basic and diluted loss per share of ($.22) for the three month period ended September 30, 2009.  Basic and diluted loss per share available to common shareholders were ($.76) for the nine months ended September 30, 2010, compared to basic and diluted loss per share of ($1.18) for the nine months ended September 30, 2009.

Financial Condition

During the first nine months of 2010, total assets decreased $30,078,000, or 6.49%, when compared to December 31, 2009. Investment securities available for sale decreased $17,585,000, or 29.06%, as a result of several security sales, calls, and maturities.  Loans held for sale also decreased $17,287,000, or 34.57%, during the first nine months of 2010.  Portfolio loans decreased $12,048,000, or 4.16% during the first nine months of 2010.  Cash surrender value of bank owned life insurance decreased $5,532,000 during the first three quarters of 2010 as the Company made a decision to redeem several policies.  These decreases were offset by an increase of $24,567,000, or 165.44%, in loan sales receivable and an increase of $3,037,000 in interest bearing deposits in other banks. During the first nine months of 2010, total liabilities decreased $27,912,000, or 6.56%, when compared to December 31, 2009.  During the first nine months of 2010, total deposits decreased $12,193,000, or 3.31%, and other borrowings decreased $14,237,000, or 31.47%.

Investment Securities

Investment securities available for sale decreased to $42,931,000 at September 30, 2010 from $60,516,000 at December 31, 2009.  The decrease in investment securities was due to calls, maturities and securities sold during the first quarter.

Loans

Gross loans totaled $277,611,000 at September 30, 2010, a decrease of $12,048,000, or 4.16%, since December 31, 2009.  We continue to work to reduce our exposure to higher risk loans by avoiding growth in the balance of real estate commercial construction loans, and instead focusing our lending efforts on real estate mortgage, residential loans and real estate mortgage, commercial loans.  All loans are domestic, we have no foreign loans.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $7,340,000 at September 30, 2010.  The decrease of $259,000 from the December 31, 2009 amount of $7,599,000 was due to regular depreciation of assets.

Other Real Estate Owned

Other real estate owned represents collateral property taken back from borrowers in partial or full satisfaction of their defaulted debt obligation to the Company.  We track our historical experience of loans that ultimately convert to other real estate owned by major loan category and by geographic exposure as shown on the following tables:

	September 30, 2010
	Florida	Georgia	South Carolina	Total
Real estate – construction, commercial	$1,100,000	$––	$208,000	$1,308,000
Real estate – construction, residential	4,717,000	3,103,000	765,000	8,585,000
Real estate – mortgage, commercial	1,191,000	984,000	1,269,000	3,444,000
Real estate – mortgage, residential	340,000	––	749,000	1,089,000
	$7,348,000	$4,087,000	$2,991,000	$14,426,000

	December 31, 2009
	Florida	Georgia	South Carolina	Total
Real estate – construction, commercial	$997,000	$––	$208,000	$1,205,000
Real estate – construction, residential	7,266,000	5,370,000	1,492,000	14,128,000
Real estate – mortgage, commercial	567,000	––	808,000	1,375,000
Real estate – mortgage, residential	305,000	391,000	772,000	1,468,000
	$9,135,000	$5,761,000	$3,280,000	$18,176,000

During the nine months ended September 30, 2010 we sold a total of 30 other real estate owned properties with a total book value of $8,060,000.  The net proceeds from these sales were $6,888,000, which resulted in a net recovery of approximately 61.3% of the original loan amounts and 85.5% of the book value of the other real estate sold.

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

Deposits

Total deposits decreased by $12,194,000, or 3.31%, to a total of $356,687,000 at September 30, 2010 from $368,881,000 at December 31, 2009. Non-interest-bearing demand deposits increased $2,730,000, or 15%, while interest-bearing deposits decreased $14,924,000, or 4% during this same period. The Company has continued its use of a modest level of brokered deposits, which carry substantially lower interest rates than comparable term core retail deposits.  Brokered deposits are issued in individual’s names and in the names of trustees with balances participated out to others.  Core retail deposits are deposits which are gathered in the normal course of business, without the use of a broker.  Core reciprocal deposits are gathered in the same manner as core retail deposits, but the funds are participated out to other banks through use of the CDARS reciprocal transactions program.  The CDARS program allows depositors to obtain FDIC insurance for deposits up to $50 million by exchanging the portions of their deposits in excess of FDIC insurance limitations with other financial institutions participating in the CDARS program.  In return, we receive an equal amount of deposits back from other CDARS participating financial institutions, such that there is no net change in the level of total deposits on our balance sheet. Pursuant to the Agreement entered into with the OCC, the Bank is required to limit its level of brokered deposits to no more than ten percent of total deposits; however, such limitation does not include reciprocal CDARS balances.

Balances and percentages within the major deposit categories are as follows:

	September 30, 2010
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$20,506	$––	$––	$20,506
Interest-bearing demand deposits	122,149	––	––	122,149
Savings deposits	3,641	––	––	3,641
Certificates of deposit $100,000 and over	92,566	27,593	––	120,159
Other time deposits	69,187	1,423	19,622	90,232
	$308,049	$29,016	$19,622	$356,687

	December 31, 2009
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$17,776	$––	$––	$17,776
Interest-bearing demand deposits	105,734	––	––	105,734
Savings deposits	2,959	––	––	2,959
Certificates of deposit $100,000 and over	118,684	12,763	––	131,447
Other time deposits	88,029	858	22,078	110,965
	$333,182	$13,621	$22,078	$368,881

Other Borrowings

At September 30, 2010, the Company had no advances outstanding from the Federal Reserve Bank of Atlanta (“FRB”).  At September 30, 2010, the Company has pledged $50,582,000 of its portfolio loans to FRB and can borrow up to $28,859,000 on such collateral at the Discount Window.

At September 30, 2010, the Company had advances outstanding from the Federal Home Loan Bank of Atlanta (“FHLB”) in the amount of $31,000,000, a decrease of $14,237,000 from the level of advances outstanding at December 31, 2009.  The weighted average cost of these advances increased by 98 basis points to 3.86% at September 30, 2010, due to a decrease in the level of lower priced overnight funds borrowed compared to advances outstanding at December 31, 2009.  At September 30, 2010, the Company has pledged $100,381,000 of its portfolio loans to FHLB and can borrow up to $53,065,000 on such collateral.  FHLB advances outstanding and related terms at September 30, 2010 and December 31, 2009 are shown in the following tables:

	FHLB Advances Outstanding September 30, 2010
Type Advance	Balance	Interest Rate	Maturity Date	Convertible Date
Fixed rate	$2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 8, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	December 7, 2010
Fixed rate	10,000,000	4.25%	May 21, 2014
Fixed rate	5,000,000	3.71%	June 24, 2015
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	December 7, 2010
Variable rate	2,500,000	0.46%
Total	$31,000,000	3.86%

	FHLB Advances Outstanding December 31, 2009
Type Advance	Balance	Interest Rate	Maturity Date	Convertible Date
Fixed rate	$2,500,000	2.69%	April 8, 2010
Fixed rate	2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 8, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	March 8, 2010
Fixed rate	10,000,000	4.25%	May 21, 2014
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 8, 2010
Variable rate	14,250,000	0.36%
Less purchase accounting adjustments	(12,842)
Total	$45,237,158	2.88%

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

All interest payments on these trust preferred securities have been paid on time when due, however our ability to make future payments when due will be subject to prior approval by the Federal Reserve Bank of Richmond. For more information, see our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and with advances from approved borrowing facilities with correspondent banks and the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank discount window.  At September 30, 2010, the Bank had $113,213,000 available under its existing borrowing facilities compared to $114,285,000 available at December 31, 2009, which is well in excess of projected liquidity needs.  In addition to borrowing facilities, the Bank considers the balance of mortgage loans sold for which payment by the purchasing investor is pending as an additional source of liquidity.  At September 30, 2010 the loan sales receivable was $39,416,000 and 98% of that receivable was received as cash within 30 calendar days.  Another key metric of our liquidity position is the loan-to-total deposit ratio, which was 78% at September 30, 2010 and 79% at December 31, 2009.

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

The Bank has received notification from purchasers of three EPD claims in 2008, seven EPD claims in 2009, and three EPD claims to date in 2010. Beyond the initial payment to the purchasers of $71,900 upon receipt of the EPD claims, the maximum remaining exposure under investor claims of a representation and warranty breach would be the difference between the total loan amount and the liquidated value of the underlying collateral.  In the case of our EPD claims, the total loan amount was $2,318,000 and consisted of 13 single family residences. Original loan to value ratios ranged from 75% to 98% and loans with a loan to value ratio over 80% have a mortgage insurance policy in place. If repurchase was required, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.

As discussed above, the representations and warranties in our loan sale agreements provide that we repurchase loans or indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. From the September 2007 inception of the mortgage banking division through September 30, 2010, we have sold residential mortgage loans into the secondary market with a principal balance of approximately $2.008 billion.  From this population of sold loans, we have been required to settle a single make whole claim in the amount of $105,000 as a result of a material misstatement by the borrower in the loan application.  We have not been required to repurchase a loan based on a representation and warranty breach.

Management has recognized the potential risk from costs related to EPD claims and breaches of representations and warranties made in connection with residential loan sales.  Nationally the industry has seen a significant increase in the level of loan “put backs” to lenders on the basis of representation and warranty breaches.  It is noteworthy that our loan sale activity began in late 2007 at a time when underwriting requirements had changed and limited documentation loans were no longer eligible for purchase in the secondary market.  Accordingly, the population of loans we have sold was underwritten based on fully documented information.  While this will not eliminate all risk of repurchase or indemnification costs, we believe it significantly mitigates that risk.

In recognition of this risk, an indemnification reserve has been established and maintained since mortgage banking loan sales began in late 2007 for these potential costs.  We have limited history of costs incurred, so additions to the reserve are made monthly based on a percentage of loan balances sold that month.  This approach recognizes that the risk of indemnification costs will rise in relation to the level of loans sold.  The balance in this indemnification reserve was $610,000 at September 30, 2010 and based on the Company’s modest historical loss experience and the current level of indemnification claims under review, management believes this level of reserve is adequate for potential exposure in connection with loan sale indemnification or EPD claims.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2010:

Commitments to extend credit	$22,872,000
Standby letters of credit	$347,000
Loans sold with representations and warranties in the 120 days ending September 30, 2010	$310,515,000

Contractual Obligations

Summarized below are our contractual obligations as of September 30, 2010.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Federal Home Loan Bank of Atlanta Advances	$31,000,000	$10,000,000	$4,000,000	$15,000,000	$2,000,000
Operating Lease Obligations	562,387	293,483	268,904	––	––
Junior Subordinated Debentures	7,217,000	––	––	––	7,217,000
	$38,779,387	$10,293,483	$4,268,904	$15,000,000	$9,217,000

Capital Resources

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital includes common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, plus senior perpetual preferred stock issued to the United States Department of Treasury under TARP and a limited amount of trust preferred securities and minus certain intangible assets and the disallowed portion of our deferred tax asset.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital includes the general reserve for loan losses, subject to certain limitations.  We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.  At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a Tier 1 leverage ratio of at least 5%.

At September 30, 2010, total shareholders’ equity was $35.7 million at the holding company and $39.3 million at CBC National Bank.  At September 30, 2010, total risk-based capital ratio was 14.21% consolidated and 13.58% at CBC National Bank.  Tier 1 risk-based capital ratio was 12.96% consolidated and 12.31% at CBC National Bank. Tier 1 leverage ratio was 9.12% consolidated and 8.63% at CBC National Bank.  The Bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

The Board declared and Coastal has paid all quarterly dividend payments to the US Treasury through the Form 10-Q filing date. Future payments of quarterly dividends to the US Treasury will be subject to prior approval by the Federal Reserve Bank. The Federal Reserve Bank has approved payment of the next quarterly dividend payment on November 15, 2010. Generally, the Preferred Shares are non-voting. However, should Coastal fail to pay six quarterly dividends, the holder may elect two directors to Coastal’s Board of Directors until such dividends are paid. In connection with the issuance of the Preferred Shares, a Warrant to purchase 205,579 common shares was issued with an exercise price of $7.26 per share. The Warrant is immediately exercisable and expires in ten years. The Warrant is subject to a proportionate anti-dilution adjustment in the event of stock dividends or splits, among other things. At September 30, 2010 the Preferred Shares and Warrant qualify as Tier 1 capital and are presented in permanent equity on the Consolidated Statement of Condition in the amounts of $9,564,853 and $501,475, respectively.

Proceeds from the sale of the Preferred Shares will be used for general corporate purposes, primarily to support an increase in lending activity through the Bank’s mortgage banking division.  As of September 30, 2010 a total of $6,600,000 of the proceeds from the sale of the Preferred Shares has been used as a capital contribution to our subsidiary CBC National Bank.  The Company holds unrestricted cash of $2,316,000 at September 30, 2010 that is available for general corporate purposes, including additional capital contributions to our subsidiary CBC National Bank.

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

On August 26, 2009 the Bank entered into a “formal written agreement” with the OCC relating to the Bank’s increasing credit risk.  The Agreement requires, among other things, the Bank adopt a written program to reduce the high level of credit risk in the Bank; further requires the Bank to take immediate and continuing action to protect those assets criticized in any exam or external loan review; develop or revise a written profit plan to improve and sustain the earnings of the Bank; continue to limit reliance on brokered deposits; and, form a Compliance Committee of the Board of Directors responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Agreement.  The Compliance Committee, in accordance with the Agreement, meets monthly.  The Compliance Committee believes the Bank has substantially complied with the specific directives of the Agreement, however until asset quality improves and sustained earnings are achieved, the OCC will not deem the bank to be in full compliance with the Agreement.

Additionally on January 27, 2010, pursuant to a request by the Federal Reserve Bank of Richmond, the Board of Directors of Coastal Banking Company, Inc. adopted a resolution, which provides that the Company must obtain prior approval of the Federal Reserve Bank before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying dividends, excluding dividends on Preferred Stock related to our participation in the CPP. The Company must also provide the Federal Reserve Bank with prior notification before using its cash assets, unless the use of such assets is related to an investment in obligations or equity of the Bank, an investment in short-term, liquid assets, or normal and customary expenses, including regularly scheduled interest payments on existing debt.

On November 8, 2010 the Company received a written request from the Federal Reserve Bank of Richmond that the Company enter into a Memorandum of Understanding (MOU) with the Federal Reserve Bank in lieu of the Board Resolution, that the  Company is currently operating under. The terms of the MOU are substantially similar to the terms of the Board Resolution. Generally, the MOU requires the Company to obtain prior approval of the Federal Reserve Bank before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying cash dividends to common shareholders, including dividends on its TARP preferred stock and interest on its trust preferred securities. Additionally, the MOU requires the Company to comply with banking regulations that prohibit certain indemnification and severance payments and that require prior approval of any appointment of any new directors or the hiring or change in position of any senior executive officers of the Company. The MOU also requires the submission of quarterly progress reports. We have requested and received permission from the Federal Reserve Bank to make the next TARP preferred dividend payment on November 15, 2010 to the US Treasury. The MOU will be approved by the Board of Directors and executed on behalf of the Company at the next regularly scheduled board meeting on November 17, 2010.

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

●
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

●
Trust Preferred Securities.  Under the Dodd-Frank Act, bank holding companies are prohibited from including in their regulatory Tier 1 capital hybrid debt and equity securities issued on or after May 19, 2010.  Among the hybrid debt and equity securities included in this prohibition are trust preferred securities.

●
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

●
Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits and provides unlimited insurance for noninterest bearing transaction accounts from December 31, 2010 through December 31, 2012.  Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on all demand transaction accounts.

●
Transactions with Affiliates.  The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

●
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

●
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

●
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

Based upon their Disclosure Controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  This extensive piece of legislation will have numerous effects on the operational and regulatory landscape of both financial and commercial entities doing business in the United States, including the Bank and the Company.  Major elements in the Dodd-Frank Act include the following:

●	The establishment of the Financial Stability Oversight Counsel, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.
●	Enhanced supervision of large bank holding companies (i.e., those with over $50 billion in total consolidated assets), with more stringent supervisory standards to be applied to them.
●	The creation of a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund.
●	The development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants.
●	Enhanced supervision of credit-rating agencies through the Office of Credit Ratings within the SEC.
●	Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.
●	The establishment of a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body.
●
Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

The majority of the provisions in the Dodd-Frank Act are aimed at financial institutions that are significantly larger than the Company or the Bank, nonetheless, there are provisions with which we will have to comply.  In addition to the provisions of the Act itself, the Dodd-Frank Act also requires a significant amount of rulemaking by federal regulatory agencies, which is expected to occur over the next six to eighteen months, although the required rulemaking may be completed in a shorter or longer period of time. As rules and regulations are promulgated by the Federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Act, we will have to work to ensure that we are in compliance with all applicable provisions, which may adversely impact our earnings.  In addition, the Company and/or the Bank may be adversely impacted by the uncertain environment until the required rulemaking has been completed.

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

COASTAL BANKING COMPANY, INC.

Date: November 12, 2010	By:	/s/ MICHAEL G. SANCHEZ
Michael G. Sanchez
Chief Executive Officer

Date: November 12, 2010	By:	/s/ PAUL R. GARRIGUES
Paul R. Garrigues
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.