Form 10-K
period 2010-12-31
COASTAL BANKING CO INC
filed 2011-03-17
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-K
———————

☑ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,848,753 based on the price at which the common stock last sold on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

2,588,707 shares of common stock were outstanding as of March 17, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders, to be held on May 25, 2011, are incorporated by reference into Part III.

PART I.
ITEM 1.   BUSINESS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under “Item 1A. Risk Factors.”

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

On August 26, 2009, the Bank entered into a formal agreement with the OCC (the “Agreement”).  The Agreement contains certain operational and financial restrictions, which address the concerns identified in the Bank’s report of examination.  Under the terms of the Agreement, the Bank has prepared and provided written plans and/or reports on the following items: reducing the high level of credit risk in the Bank; taking immediate and continuing action to protect the Bank’s interest in criticized assets; ensuring the Bank’s adherence to its written profit plan to improve and sustain earnings; limiting brokered deposits, excluding reciprocal CDARS, that would cause the Bank’s level of brokered deposits to be in excess of ten percent of total deposits; and establishing a Compliance Committee to monitor the Bank’s adherence to the Agreement.

On January 27, 2010, pursuant to a request by the Federal Reserve Bank of Richmond, the board of directors of Coastal Banking Company, Inc. adopted a resolution, which provided that the Company must obtain prior approval of the Federal Reserve Board before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying dividends, excluding dividends on preferred stock related to our participation in the TARP Capital Purchase Program (“CPP”).

On November 17, 2010, the Company entered into a Memorandum of Understanding (the “MOU”), an informal enforcement action, with the Federal Reserve Bank of Richmond in lieu of the board resolution adopted on January 27, 2010. The terms of the MOU are substantially similar to those of the board resolution and require the Company to obtain prior approval of the Federal Reserve Board before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying cash dividends, including dividends on its TARP preferred stock, and paying interest on its trust preferred securities. Additionally, the MOU requires the Company to comply with banking regulations that prohibit certain indemnification and severance payments and require prior approval of any appointment of new directors or the hiring or change in position of any senior executive officers of the Company. The MOU also requires the submission of quarterly progress reports.

Location and Service Area

Our primary service areas consist of the areas within a 20 mile radius of the main offices of Lowcountry National Bank in Beaufort County, South Carolina, First National Bank of Nassau County in Nassau County, Florida, and The Georgia Bank in Thomas County, Georgia. The primary service area of Lowcountry National Bank covers a large portion of Beaufort County, including Beaufort, Bluffton, Burton, Callawassie Island, Coosaw, Dataw Island, Harbor Island, Hilton Head Island, Hunting Island, Fripp Island, Ladys Island, Port Royal, Spring Island, St. Helena Island, and Sun City, South Carolina. The primary service area of First National Bank of Nassau County includes the communities of Amelia Island, Fernandina Beach, O’Neil and Yulee, Florida. The primary service area of The Georgia Bank is Thomas County, Georgia. The Bank also serves the Savannah, Georgia; Atlanta, Georgia; and Jacksonville, Florida market areas through loan production offices.

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

Our written loan underwriting policy provides general guidance on the appropriate underwriting considerations, objectives and documentation.  To augment the general policy guidance, we establish target criteria to define an acceptable level of credit underwriting risk.  It is important to note that these criteria are designated as targets rather than absolute limits to allow for a degree of judgment in the underwriting process so that consideration can be given to other compensating factors.  The following is a summary of our more critical target underwriting criteria by major loan categories in use as of December 31, 2010.  Where noted, DTI refers to debt to income ratio and NADA refers to National Automobile Dealers Association.

Loan Product Type	Max. Loan to Value	Max. Loan to Cost	Min. Debt Service Coverage Ratio	Max. Term	Amortization Period
Commercial and Financial
Accounts Receivable	75% of eligible accts.	75% of eligible accts.	N/A	12 mos.	N/A
Inventory	50% of qualified inventory	50% of qualified inventory	N/A	12 mos.	N/A
Equipment	80% of cost or appraised value	80% of cost or appraised value	1.25	60 mos.	60 mos.
Real Estate - commercial
Construction	70-80%	80-90%	N/A	24 mos.	N/A
Undeveloped land	65%	65%	N/A	12 mos.	N/A
Improved lot	75%	75%	N/A	24 mos.	N/A
Land Development	80%	80%	N/A	24 mos.	N/A
Real Estate - residential
Construction	80%	100%	N/A	24 mos.	N/A
Undeveloped land	65%	65%	N/A	12 mos.	N/A
Improved lot	75%	75%	N/A	24 mos.	N/A
Land Development	80%	90%	N/A	24 mos.	N/A
Real Estate – mortgage, commercial	75%	85%	1.25	60 mos.	25 yrs.
Real Estate – mortgage, residential	80%	80%	40% DTI	30 yrs.	30 yrs.
Consumer Installment Loans
Automobiles – New	90% of Cost	90%	40% DTI	72 mos.	72 mos.
Automobiles - Used	100% of NADA loan value	100% of NADA loan value	40% DTI	60 mos.	60 mos.
Recreational Equipment	80% of cost or 90% of NADA loan value	80% of cost or 90% of NADA loan value	40% DTI	60 mos.	60 mos.
Aircraft	80% of cost	80% of cost	40% DTI	60 mos.	120 mos.
Home Equity (Term)	89%	89%	40% DTI	60 mos.	180 mos.
Home Equity Line of Credit	89%	89%	40% DTI	120 mos.	Interest Only Monthly
Other Loans
Secured by Certificates of Deposit	100%	100%	N/A	Term of C.D.	Term of C.D.
Secured by Listed Stock	70%	70%	N/A	36 mos.	36 mos.
Unsecured	N/A	N/A	36% DTI	24 mos.	24 mos.

Generally, we require a minimum credit score of 680 for secured loans and a minimum credit score of 700 for unsecured loans.

These criteria are monitored on an ongoing basis and adjusted as needed to manage the risk profile of different loan categories based on changes to economic conditions and loan category concentration levels within the Company’s overall loan portfolio.  Our policy is generally not to originate hybrid loans, which we define as loans having one or more underwriting characteristics that are inconsistent with investment grade loans, such as limited documentation, LTVs in excess of 100%, negative interest amortization, high debt to income ratios or poor borrower credit.  We have never originated payment option ARMs which allow for negative interest amortization or subprime loans, either for retention in our portfolio or for sale in the secondary market.  In the case of residential loans, we do not originate loans with any underwriting characteristic that are contrary with the underwriting guidelines of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, the Federal Housing Authority, or the Veterans Administration.

Loan Approval and Review: The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered and approved by an officers’ loan committee with a higher lending limit or the directors’ loan committee, which has the authority to approve loans up to the legal lending limit of the Bank. The Bank may not make any loans to any director or executive officer of the Bank that, in the aggregate, exceeds $500,000 unless approved by the board of directors of the Bank and made on terms not more favorable to such person than would be available to a person not affiliated with the Bank. The bank’s mortgage loan review process currently adheres to guidelines from the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and where applicable the Federal Housing Administration and Veterans Administration, but the Bank reserves the right to alter this policy in the future. The bank currently sells mortgage loans on the secondary market, but has, on occasion, chosen to hold them in the portfolio.

Lending Limits: The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. These limits will increase or decrease as the Bank’s capital increases or decreases. Based upon CBC National Bank’s capitalization of $38,526,000 as of December 31, 2010, the Bank has a self-imposed loan limit of $5,000,000, which represents 84% of our regulatory legal lending limit of $5,957,000. Based upon the Bank’s current lending limit, unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will be unable to meet all of the lending needs of loan customers requiring aggregate extensions of credit above this limit.

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

Commercial Loans: Our bank makes loans for commercial purposes in various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be more difficult to assess and monitor than real estate.

Equipment loans typically are made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. We focus our efforts on commercial loans with principal amounts less than $500,000. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, and personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal typically is repaid as the assets securing the loan are converted into cash, and in other cases principal typically will be due at maturity.  While trade letters of credit and standby letters of credit are processed by the Bank, foreign exchange services are handled through a correspondent bank as agent for the Bank.

We offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and 504 programs. These loans typically are partially guaranteed by the government, which reduces the Bank’s risk. Government guarantees of SBA loans generally do not exceed 75% of the loan value; however, the American Reinvestment and Recovery Act of 2009 increased this guarantee to as much as 90% on a temporary basis.

The larger banks in the Beaufort County and Nassau County areas make proportionately more loans to medium to large-sized businesses than we do. Many of the Bank’s commercial loans are made to small- to medium-sized businesses, which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

Consumer Loans: The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 72 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be more difficult to assess and monitor than real estate.

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

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws and regulations are generally intended to protect depositors and not shareholders. Legislation and regulations authorized by legislation influence, among other things:

●	how, when, and where we may expand geographically;
●	into what product or service market we may enter;
●	how we must manage our assets; and
●	under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

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

Memorandum of Understanding. On November 17, 2010, the Company entered into a Memorandum of Understanding (the “Memorandum”), an informal enforcement action, with the Federal Reserve Bank of Richmond. The terms of the Memorandum are substantially similar to those of the resolution adopted by the Board of Directors on January 27, 2010, pursuant to a request by the Federal Reserve Board. Generally, the Memorandum requires the Company to obtain prior approval of the Federal Reserve Board before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying cash dividends to common shareholders, including dividends on its TARP preferred stock and interest on its trust preferred securities. Additionally, the Memorandum requires the Company to comply with banking regulations that prohibit certain indemnification and severance payments and require prior approval of any appointment of new directors or the hiring or change in position of any senior executive officers of the Company. The Memorandum also requires the submission of quarterly progress reports.

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve Board’s approval in advance of:

●
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

●	acquiring all or substantially all of the assets of any bank; or
●	merging or consolidating with any other bank holding company.

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

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

●	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended; or
●	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Support of Subsidiary Institution. Under Federal Reserve Board policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. In addition, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the federal banking regulators are required to issue, within two years of enactment, rules that require a bank holding company to serve as a source of financial strength for any depository institution subsidiary. This support may be required at times when, without this Federal Reserve Board policy or the impending rules, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment that we give to a bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Non-Bank Subsidiary Examination and Enforcement.  As a result of the Dodd-Frank Act, all non-bank subsidiaries not currently regulated by a state or federal agency will now be subject to examination by the Federal Reserve Board in the same manner and with the same frequency as if its activities were conducted by the lead bank subsidiary.  These examinations will consider whether the activities engaged in by the non-bank subsidiary pose a material threat to the safety and soundness of its insured depository institution affiliates, are subject to appropriate monitoring and control, and comply with applicable laws.  Pursuant to this authority, the Federal Reserve Board may also take enforcement action against non-bank subsidiaries.

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

Under the terms of the Agreement, the Bank has prepared and provided written plans and/or reports to the regulators that address the following items: reducing the high level of credit risk in the Bank, taking immediate and continuing action to protect the Bank’s interest in criticized assets, ensuring the Bank’s adherence to its written profit plan to improve and sustain earnings, limiting brokered deposits, excluding reciprocal CDARS, that would cause the Bank’s level of brokered deposits to be in excess of ten percent of total deposits, and establishing a Compliance Committee to monitor the Bank’s adherence to the Agreement.

Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under South Carolina, Georgia and Florida law, the Bank may open branch offices throughout each respective state with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in South Carolina, Georgia and Florida.  Prior to the enactment of the Dodd-Frank Act, the Bank and any other national- or state-chartered bank were generally permitted to branch across state lines by merging with banks in other states if allowed by the applicable states’ laws.  However, interstate branching is now permitted for all national- and state-chartered banks as a result of the Dodd-Frank Act, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch.

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

As a bank’s capital position deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2010, the Bank was considered well capitalized.

A “well-capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure, pursuant to any written agreement, order, capital directive, or other remediation, and significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a Tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices, which requires certain remedial action.

An “adequately-capitalized” bank meets the required minimum level for each relevant capital measure, including a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4%. A bank that is adequately capitalized is prohibited from directly or indirectly accepting, renewing or rolling over any brokered deposits, absent applying for and receiving a waiver from the applicable regulatory authorities. Institutions that are not well capitalized are also prohibited, except in very limited circumstances where the FDIC permits use of a higher local market rate, from paying yields for deposits in excess of 75 basis points above a national average rate for deposits of comparable maturity, as calculated by the FDIC.  In addition, all institutions are generally prohibited from making capital distributions and paying management fees to controlling persons if, subsequent to such distribution or payment, the institution would be undercapitalized.  Finally, an adequately-capitalized bank may be forced to comply with operating restrictions similar to those placed on undercapitalized banks.

An “undercapitalized” bank fails to meet the required minimum level for any relevant capital measure.  A bank that reaches the undercapitalized level is likely subject to a formal agreement, consent order or another formal supervisory sanction.  An undercapitalized bank is not only subject to the requirements placed on adequately-capitalized banks, but also becomes subject to the following operating and managerial restrictions, which:

●	prohibit capital distributions;

●	prohibit payment of management fees to a controlling person;

●	require the bank to submit a capital restoration plan within 45 days of becoming undercapitalized;

●	require close monitoring of compliance with capital restoration plans, requirements and restrictions by the primary federal regulator;

●	restrict asset growth by requiring the bank to restrict its average total assets to the amount attained in the preceding calendar quarter;

●	prohibit the acceptance of employee benefit plan deposits;

●	require prior approval by the primary federal regulator for acquisitions, branching and new lines of business; and

●	prohibit any material changes in accounting methods.

Finally, an undercapitalized institution may be required to comply with operating restrictions similar to those placed on significantly-undercapitalized institutions.

A “significantly-undercapitalized” bank has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital less than 3%, and a Tier 1 leverage ratio less than 3%.  In addition to being subject to the restrictions applicable to undercapitalized institutions, significantly undercapitalized banks may become subject to the following additional restrictions, which:

●	require the sale of enough capital stock so that the bank is adequately capitalized or, if grounds for conservatorship or receivership exist, the merger or acquisition of the bank;

●	restrict affiliate transactions;

●	further restrict growth, including a requirement that the bank reduce its total assets;

●	restrict or prohibit all activities that are determined to pose an excessive risk to the bank;

●	require the bank to elect new directors, dismiss directors or senior executive officers, or employ qualified senior executive officers to improve management;

●	prohibit the acceptance of deposits from correspondent banks, including renewals and rollovers of prior deposits;

●	require prior approval of capital distributions by holding companies;

●	require holding company divestiture of the financial institution, bank divestiture of subsidiaries and/or holding company divestiture of other affiliates; and

●	require the bank to take any other action the federal regulator determines will “better achieve” prompt corrective action objectives.

Finally, without prior regulatory approval, a significantly undercapitalized institution must restrict the compensation paid to its senior executive officers, including the payment of bonuses and compensation that exceeds the officer’s average rate of compensation during the 12 calendar months preceding the calendar month in which the bank became undercapitalized.

A “critically-undercapitalized” bank has a Tier 1 leverage ratio that is equal to or less than 2%.  In addition to the appointment of a receiver in not more than 90 days, or such other action as determined by an institution’s primary federal regulator, an institution classified as critically undercapitalized is subject to the restrictions applicable to undercapitalized and significantly-undercapitalized institutions, and is further prohibited from doing the following without the prior written regulatory approval:

●	entering into material transactions other than in the ordinary course of business;

●	extending credit for any highly leveraged transaction;

●	amending the institution’s charter or bylaws, except to the extent necessary to carry out any other requirements of law, regulation or order;

●	making any material change in accounting methods;

●	engaging in certain types of transactions with affiliates;

●	paying excessive compensation or bonuses, including golden parachutes;

●
paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a level significantly exceeding the prevailing rates of its competitors; and

●	making principal or interest payment on subordinated debt 60 days or more after becoming critically undercapitalized.

In addition, a bank’s primary federal regulator may impose additional restrictions on critically-undercapitalized institutions consistent with the intent of the prompt corrective action regulations.  Once an institution has become critically undercapitalized, subject to certain narrow exceptions such as a material capital remediation, federal banking regulators will initiate the resolution of the institution.

FDIC Insurance Assessments. The Bank’s deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the maximum amount permitted by law, which was permanently increased to $250,000 by the Dodd-Frank Act.  The FDIC uses the DIF to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails.  Pursuant to the Dodd-Frank Act, the FDIC must take steps, as necessary, for the DIF reserve ratio to reach 1.35% of estimated insured deposits by September 30, 2020.  The Bank is thus subject to FDIC deposit premium assessments.

Currently, the FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information – supervisory risk ratings for all institutions, financial ratios for most institutions, including the Bank, and long-term debt issuer ratings for large institutions that have such ratings.  For institutions assigned to the lowest risk category, the annual assessment rate ranges between 7 and 16 cents per $100 of domestic deposits. For institutions assigned to higher risk categories, assessment rates range from 17 to 77.5 cents per $100 of domestic deposits.  These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.

On September 29, 2009, the FDIC announced a uniform three basis point-increase effective January 1, 2011, and on November 12, 2009, adopted a rule requiring nearly all FDIC-insured depository institutions, including the Bank, to prepay their DIF assessments for the fourth quarter of 2009 and for the following three years on December 30, 2009.  At that time, the FDIC indicated that the prepayment of DIF assessments was in lieu of additional special assessments; however, there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future.

On October 19, 2010, the FDIC adopted a new DIF Restoration Plan that foregoes the uniform three basis point-increase scheduled to take effect on January 1, 2011.  The FDIC indicated that this change was based on revised projections calling for lower than previously expected DIF losses for the period 2010 through 2014, continued stresses on the earnings of insured depository institutions, and the additional time afforded to reach the DIF reserve ratio required by the Dodd-Frank Act.  The FDIC will pursue further rulemaking in 2011 regarding the method that will be used to reach the required 1.35% reserve ratio by September 30, 2020 and plans to offset the effect of this statutory requirement on insured depository institutions with total consolidated assets of less than $10 billion.

On February 7, 2011, pursuant to another element of the Dodd-Frank Act, the FDIC adopted regulations anticipated to become effective April 1, 2011 that amend current regulations to redefine the “assessment base” used for calculating deposit insurance assessments.  Rather than the current system, whereby the assessment base is calculated by using an insured depository institution’s domestic deposits less a few allowable exclusions, the new assessment base will be calculated using the average consolidated total assets of an insured depository institution less the average tangible equity of such institution.  Under the new rules, the FDIC defines tangible equity as Tier 1 capital.  The FDIC will continue to utilize a risk-based assessment system in which institutions will be subject to assessment rates ranging from 2.5 to 45 basis points, subject to adjustments for unsecured debt and, in the case of small institutions outside the lowest risk category and certain large and highly complex institutions, brokered deposits.  The final rules eliminate adjustments for secured liabilities.

The new rules retain the FDIC Board’s flexibility to, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than two basis points, or (ii) deviate by more than two basis points from the stated base assessment rates.  Although the Dodd-Frank Act requires that the FDIC eliminate its requirement to pay dividends to depository institutions when the reserve ratio exceeds a certain threshold, the FDIC’s new rule establishes a decreasing schedule of assessment rates that would take effect when the DIF reserve ratio first meets or exceeds 1.15%.  If the DIF reserve ratio meets or exceeds 1.15%, base assessment rates would range from 1.5 to 40 basis points; if the DIF reserve ratio meets or exceeds 2%, base assessment rates would range from 1 to 38 basis points; and if the DIF reserve ratio meets or exceeds 2.5%, base assessment rates would range from 0.5 to 35 basis points.  All base assessment rates would continue to be subject to adjustments for unsecured debt and brokered deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2010 ranged from 1.06 cents to 1.04 cents per $100 of assessable deposits. These assessments will continue until the debt matures between 2017 and 2019.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

FDIC Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the Temporary Liquidity Guarantee Program (“TLGP”). The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system. The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and institutions had the opportunity to opt-out of either or both components of the TLGP.

The Debt Guarantee Program: Under the TLGP, the FDIC guaranteed certain newly issued senior unsecured debt issued by participating financial institutions through October 31, 2009. The annualized fee that the FDIC assessed to guarantee the senior unsecured debt varied by the length of maturity of the debt. For debt with a maturity of 180 days or less (excluding overnight debt), the fee was 50 basis points; for debt with a maturity between 181 days and 364 days, the fee was 75 basis points, and for debt with a maturity of 365 days or longer, the fee was 100 basis points. The Bank did not issue any debt outstanding pursuant to the program.

The Transaction Account Guarantee Program: Under the TLGP, the FDIC fully guaranteed funds in noninterest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee was originally scheduled to expire at the end of 2009, but was subsequently extended to December 31, 2010.  Pursuant to the Dodd-Frank Act, beginning on the scheduled termination date for the Transaction Account Guarantee Program, or TAGP, and continuing through December 31, 2012, unlimited insurance coverage will be provided for funds held in noninterest bearing transaction accounts, including Interest on Lawyer Trust Accounts (IOLTAs).  During the TAGP extension period, the FDIC imposed a surcharge between 15 and 25 basis points on the daily average balance in excess of $250,000 held in noninterest bearing transaction accounts.  Pursuant to the Dodd-Frank Act, however, institutions are no longer separately assessed for the additional coverage, and the unlimited insurance is included in assessments for the overall insurance program.  One distinction from this new insurance and the TAGP, is the exclusion of minimal interest-bearing NOW accounts, which were previously covered under the TAGP.

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

Commercial Real Estate Lending. The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

●	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

●
total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

Enforcement Powers.  The Financial Institution Reform Recovery and Enforcement Act (“FIRREA”) expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.”  Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs.  These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,100,000 per day for such violations.  Criminal penalties for some financial institution crimes have been increased to 20 years.  In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.

Possible enforcement actions include the termination of deposit insurance.  Furthermore, banking agencies’ power to issue regulatory orders were expanded.  Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.  The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

●
Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	National Flood Insurance Act and Flood Disaster Protection Act, requiring flood insurance to extend or renew certain loans in flood plains;

●
Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows in connection with loans secured by one-to-four family residential properties;

●
Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

●
Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for certain types of consumer loans to military service members and their dependents;

●
Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), imposing requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing;

●
sections 22(g) and 22(h) of the Federal Reserve Act which set lending restrictions and limitations regarding loans and other extensions of credit made to executive officers, directors, principal shareholders and other insiders; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as the following:

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

●
Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

As part of the overall conduct of the business, the Company and the Bank must comply with:

●	privacy and data security laws and regulations at both the federal and state level; and

●	anti-money laundering laws, including the USA Patriot Act.

The Consumer Financial Protection Bureau.  The Dodd-Frank Act creates the Consumer Financial Protection Bureau (the “Bureau”) within the Federal Reserve Board.  The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.  The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers.  In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve Board, in the case of the Company, and the OCC, in the case of the Bank. The Federal Reserve Board has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by its primary regulator, which are substantially similar to those adopted by the Federal Reserve Board for bank holding companies. However, because the Company has less than $500 million in consolidated assets, we are exempt from calculating our risk-based capital ratios on a consolidated holding company basis.

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

Total capital consists of two components: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. At December 31, 2010 the Bank’s ratio of total capital to risk-weighted assets was 14.50% and the Bank’s ratio of Tier 1 capital to risk-weighted assets was 13.24%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies, which are intended to further address capital adequacy. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2010, the Bank’s leverage ratio was 8.57%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

In addition to the foregoing regulatory capital requirements, in light of current market conditions and the Bank’s current risk profile, the Bank has determined that it must achieve and maintain a minimum ratio of total capital to risk-weighted assets of 12% and a minimum leverage ratio of 8% to be considered well capitalized under these market conditions and its risk profile.

Through a provision known as the "Collins Amendment," the Dodd-Frank Act establishes certain regulatory capital deductions with respect to hybrid capital instruments, such as trust preferred securities, that will effectively disallow the inclusion of such instruments in Tier 1 capital if such capital instrument is issued on or after May 19, 2010.  However, preferred shares issued to the U.S. Department of the Treasury (the “Treasury”) pursuant to the TARP Capital Purchase Program (“TARP CPP”) or TARP Community Development Capital Initiative are exempt from the Collins Amendment and are permanently includable in Tier 1 capital. In addition, securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total consolidated assets as of December 31, 2009 will not be subject to these required capital deductions. Finally, bank holding companies subject to the Federal Reserve Board's Small Bank Holding Company Policy Statement as in effect on May 19, 2010 - generally, holding companies with less than $500 million in consolidated assets - are exempt from the trust preferred treatment changes required by the Dodd-Frank Act.

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

The OCC, the Federal Reserve Board, and the FDIC have authority to compel or restrict certain actions if the Bank’s capital should fall below adequate capital standards as a result of operating losses, or if its regulators otherwise determine that it has insufficient capital. Among other matters, the corrective actions may include, removing officers and directors; and assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank.

Generally, the regulatory capital framework under which the Company and the Bank operate is in a period of change with likely legislation or regulation that will continue to revise the current standards and very likely increase capital requirements for the entire banking industry. Pursuant to the Dodd-Frank Act, bank regulators are required to establish new minimum leverage and risk-based capital requirements for certain bank holding companies and systematically important non-bank financial companies.  The new minimum thresholds will not be lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher once established.

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

The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed (1) the total of the Bank’s net profits for that year, plus (2) the Bank’s retained net profits of the preceding two years, less any required transfers to surplus. The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. As of the date of this Annual Report on Form 10-K, pursuant to the Memorandum entered into by the Company with the Federal Reserve Board, the Company is prohibited from declaring and paying cash dividends on common shares outstanding without prior regulatory approval.

When the Company received its capital investment from the Treasury under the TARP CPP on December 5, 2008, the Company became subject to additional limitations on the payment of dividends. These limitations require, among other things, that (i) all dividends for the securities purchased under the TARP CPP be paid before other dividends can be paid and (ii) the Treasury must approve any increases in common dividends for three years following the Treasury’s investment. In addition, pursuant to the MOU, the Company may not pay any dividends on its preferred stock issued pursuant to the TARP CPP without prior regulatory approval.

Furthermore, the Federal Reserve Board clarified its guidance on dividend policies for bank holding companies through the publication of a Supervisory Letter, dated February 24, 2009. As part of the letter, the Federal Reserve Board encouraged bank holding companies, particularly those that had participated in the CPP, to consult with the Federal Reserve Board prior to dividend declarations, and redemption and repurchase decisions even when not explicitly required to do so by federal regulations. The Federal Reserve Board has indicated that CPP recipients, such as the Company, should consider and communicate in advance to regulatory staff how proposed dividends, capital repurchases and capital redemptions are consistent with its obligation to eventually redeem the securities held by the Treasury. This new guidance is largely consistent with prior regulatory statements encouraging bank holding companies to pay dividends out of net income and to avoid dividends that could adversely affect the capital needs or minimum regulatory capital ratios of the bank holding company and its subsidiary bank.

Any future determination relating to our dividend policy will be made at the discretion of the Board of Directors and will depend on many of the statutory and regulatory factors mentioned above.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

●	a bank’s loans or extensions of credit to affiliates;

●	a bank’s investment in affiliates;

●	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

●	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

●	a bank’s guarantee, acceptance, or letter of credit issued on behalf of an affiliate.

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

The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.  Effective July 21, 2011, an insured depository institution will be prohibited from engaging in asset purchases or sales transactions with its officers, directors or principal shareholders unless on market terms and, if the transaction represents greater than 10% of the capital and surplus of the bank, has been approved by a majority of the disinterested directors.

Limitations on Senior Executive Compensation

In June of 2010, federal banking regulators issued guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermined the safety and soundness of the organization. In connection with this guidance, the regulatory agencies announced that they will review incentive compensation arrangements as part of the regular, risk-focused supervisory process. Regulatory authorities may also take enforcement action against a banking organization if its incentive compensation arrangement or related risk management, control, or governance processes pose a risk to the safety and soundness of the organization and the organization is not taking prompt and effective measures to correct the deficiencies.  To ensure that incentive compensation arrangements do not undermine safety and soundness at insured depository institutions, the incentive compensation guidance sets forth the following key principles:

●
Incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk;

●	Incentive compensation arrangements should be compatible with effective controls and risk management; and

●	Incentive compensation arrangements should be supported by strong corporate governance, including active and effective oversight by the board of directors.

Due to the Company’s participation in the TARP Capital Purchase Program, it is subject to additional executive compensation limitations. For example, the Company must meet the following standards:

●	Ensure that senior executive incentive compensation packages do not encourage excessive risk;

●	Subject senior executive compensation to “clawback” if the compensation was based on inaccurate financial information or performance metrics;

●	Prohibit any golden parachute payments to senior executive officers; and

●	Agree not to deduct more than $500,000 from taxable income for a senior executive officer’s compensation.

The Dodd-Frank Act

The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes previously discussed and including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; and (iii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the OCC and the FDIC.

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

Employees

As of December 31, 2010, we had 124 full-time employees and 18 part-time employees.

ITEM 1A. RISK FACTORS

We are subject to regulatory actions by our primary regulatory authorities to address asset quality and related issues.

We entered into a formal agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”) to address asset quality and related issues. Under the terms of the Agreement, the Bank has prepared and provided written plans and/or reports to the regulators that address the following items: reducing the high level of risk in the Bank, taking immediate and continuing action to protect its interest in criticized assets, ensuring the Bank’s adherence to its written profit plan to improve and sustain earnings, limiting brokered deposits, excluding reciprocal CDARS, that would cause the Bank’s level of brokered deposits to be in excess of ten percent of total deposits, and establishing a Compliance Committee to monitor the Bank’s adherence to the Agreement. Although management continues to address the regulatory concerns cited in the Agreement, there is no assurance that we will be able to maintain compliance with the Agreement in the future. If we are unable to comply, we could be subject to other regulatory sanctions that could ultimately result in more severe penalties.

Additionally, we entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of Richmond on November 17, 2010. The terms of the MOU are substantially similar to the terms of the resolution the Board of Directors of Coastal Banking Company, Inc. adopted on January 27, 2010, pursuant to a request by the Federal Reserve Board.  Generally, the MOU requires the Company to obtain prior approval of the Federal Reserve Bank before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying cash dividends, including dividends related to its common stock and TARP preferred stock, and interest on its trust preferred securities. Additionally, the MOU requires the Company to comply with banking regulations that prohibit certain indemnification and severance payments and require prior approval of any appointment of new directors or the hiring or change in position of any senior executive officers of the Company.  The MOU also requires the submission of quarterly progress reports.

Compliance with the terms of the formal agreement, including the adoption and implementation of the plans and policies discussed above, and the MOU will require significant time and attention from our management team, which may increase our costs, impede the efficiency of our internal business processes and adversely affect our profitability in the near-term. If we are unable to implement our plans in a timely manner or otherwise comply with our commitments outlined above, or if we fail to adequately resolve any other matters any of our regulators may require us to address in the future, we could become subject to more stringent supervisory actions. The terms of any such supervisory action could have a material negative effect on our business, operating flexibility, or financial condition.

We have incurred operating losses and cannot assure you that we will be profitable in the future.

Excluding the charges of $1.8 million for deferred tax asset valuation allowance in 2010, and $10.4 million for impairment of Goodwill in 2009, we have incurred a net operating loss of $2.0 million, or $0.99 per share, for the year ended December 31, 2010 and a net operating loss of $4.1 million, or $1.83 per share, for the year ended December 31, 2009, due in both cases primarily to credit losses and associated costs, including a significant provision for loan losses and elevated losses on other real estate owned. Although we have taken steps to reduce our credit exposure which has contributed to the year over year reduction in operating losses, we likely will continue to have a higher than normal level of non-performing assets and charge-offs throughout 2011 and, possibly, into 2012, which would continue to adversely impact our overall financial condition and results of operations.

We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition and results of operations.

Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since most of our loans are secured by collateral, we may attempt to seize the collateral when and if customers default on their loans. However, the value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Rising delinquencies and rising rates of bankruptcy in our market area generally and among our customers specifically can be precursors of future charge-offs and may require us to increase our allowance for loan and lease losses. Higher charge-off rates and an increase in our allowance for loan and lease losses may hurt our overall financial performance if we are unable to increase revenue to compensate for these losses and may also increase our cost of funds.

Continued negative developments in the financial industry, and the domestic and international credit markets, may adversely affect our operations and results.

Negative developments since 2008 in the global credit and derivative markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in 2011. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. If these negative trends continue, our business operations and financial results will continue to be negatively affected.

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

The impact of recent events relating to residential and commercial real estate markets has not been limited to those directly involved in the real estate industry, but rather it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others.  All of these affected businesses have banking relationships and when their businesses suffer from recession, the banking relationship suffers as well.

In addition, the market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future.  As of December 31, 2010, approximately 95% of our loans receivable were secured by real estate.  If we continue to experience increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets then the value of our assets, revenues, results of operations and financial condition could be further adversely affected.

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

We have a significant number of one-to-four family residential loans, which are secured principally by single-family residences. Loans of this type are generally smaller in size and geographically dispersed throughout our market area. Losses on our residential loan portfolio are difficult to predict because of a number of variables, including interest rates, unemployment rates, economic conditions, and collateral values. Additionally, weakness in the secondary market for residential lending could have an adverse impact upon our profitability. Pricing may change rapidly, impacting the value of loans in our portfolio. This weakness has been most pronounced in residential construction and development loans; however, turmoil in the mortgage markets, combined with the ongoing correction in real estate markets, could result in further price reductions in single family home prices and lack of liquidity in refinancing markets. These factors could adversely impact the quality of our residential construction and residential mortgage portfolio in various ways, including creating discrepancies in value between the original appraisal and the value at time of sale, and decreasing the value of the collateral securing our mortgage loans.

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

We offer land acquisition and development, and construction loans for builders and developers. As of December 31, 2010, we had $35 million, or 13%, of our total loan portfolio represented by loans for which the related property is neither presold nor preleased. These land acquisition and development, and construction loans are considered more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks, and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current economic environment, the non-performing loans in our land acquisition and development and construction portfolio are not likely to improve in 2011, and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings.

The deterioration in the residential mortgage market may continue to spread to commercial real estate credits, which may result in increased financial and regulatory risks and greater losses and non-performing assets, each of which may have an adverse affect on our business operations.

The losses that were initially associated with subprime residential mortgages rapidly spread into the residential mortgage market generally.  If the losses in the residential mortgage market continue to spread to commercial real estate credits, then we may be forced to take greater losses or retain more non-performing assets.  In addition, in general commercial real estate, or CRE, is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. As of December 31, 2010, approximately 39% of our loan portfolio consisted of CRE loans.  The Agreement with the OCC requires that we continue to adhere to a written program to reduce the high level of credit risk at the Bank, including instituting procedures to strengthen credit underwriting in our CRE portfolio and, if excessive, plans to limit growth of our CRE concentration. We could also be required to further increase our allowance for possible loan losses and capital levels as a result of CRE lending exposures, which could have an adverse impact on our results of operations and financial condition.

The amount of other real estate owned (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.

At December 31, 2009, we had a total of $18.2 million of OREO, and at December 31, 2010, we had a total of $14.5 million of OREO, reflecting a $3.7 million or 20% decrease from year-end 2009 to year-end 2010. Although we experienced a decrease in the balance of OREO during 2010, it is possible that the balance of OREO could increase in 2011 and future years.  This level of OREO is due to, among other things, the continued deterioration of the residential and commercial real estate markets and the tightening of the credit market. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise increase.  Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in the current market of reduced real estate values and excess inventory, which may continue to make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

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

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing any probable losses in our loan portfolio. Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations with us. As a result of a difficult real estate market and the deterioration of asset quality since 2008, we have increased our allowance as a percentage of our outstanding loan portfolio from 1.59% at December 31, 2008 to 2.20% at December 31, 2009 and 2.25% as of December 31, 2010.  It may be necessary to further increase our allowance during 2011. We employ an outside vendor specializing in credit risk management to evaluate our loan portfolio for risk grading, which can result in changes in our allowance for estimated loan losses. The determination of the appropriate level of the allowance for loan and lease losses involves a high degree of subjectivity and requires that significant estimates of current risk be made, using existing qualitative and quantitative information, all of which may undergo material changes. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates, that may be beyond our control, and such losses may exceed the allowance for estimated loan losses. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses. If these regulatory agencies require us to increase the allowance for estimated loan losses, it would have a negative effect on our results of operations and financial condition. Although management believes that the allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, we are consistently adjusting our loan portfolio and underwriting standards to reflect current market conditions, we can provide no assurance that our methodology will not change and that the allowance will prove sufficient to cover actual loan losses in the future.

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

In addition to the impact on net interest income, any significant increase in prevailing interest rates could adversely affect other aspects of our business.  As rates increase, payments on variable rate loans will increase, which could make it more difficult for borrowers to keep the loans current, possibly increasing loan default rates.  At the same time, our mortgage banking business could be negatively impacted because higher interest rates tend to reduce customer demand for refinancings and purchase money mortgage originations.

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

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses, and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, including the MOU we entered into with the Federal Reserve Bank of Richmond, which requires us to seek prior approval before incurring any additional debt. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets. Currently, we have access to liquidity to meet our current anticipated needs; however, our access to additional borrowed funds could become limited in the future, and we may be required to pay above market rates for additional borrowed funds, if we are able to obtain them at all, which may adversely affect our results of operations.

As of December 31, 2010, we had approximately $18.2 million in brokered deposits, which represented approximately 5% of our total deposits. At times, the cost of brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of brokered deposits can be volatile. In accordance with our formal agreement, we are required to limit brokered deposits, excluding reciprocal CDARS, that would cause the Bank’s level of brokered deposits to be in excess of ten percent of total deposits. This limitation, coupled with potential cost increases discussed above, could adversely affect our liquidity and ability to support demand for loans.

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

On October 19, 2010, the FDIC adopted a new DIF Restoration Plan, which requires the DIF to attain a 1.35% reserve ratio by September 30, 2020 and foregoes the uniform three basis point-increase scheduled to take effect on January 1, 2011.  In addition, the FDIC modified the method by which assessments are determined and, effective April 1, 2011, adjusted assessment rates, which will range from 2.5 to 45 basis points (annualized), subject to adjustments for unsecured debt and, in the case of small institutions outside the lowest risk category and certain large and highly complex institutions, brokered deposits.  Further increased FDIC assessment premiums, due to our risk classification, emergency assessments, or implementation of the modified DIF reserve ratio, could adversely impact our earnings.

If we are required to take an additional valuation allowance to our deferred tax asset in the future, our earnings and capital position may be adversely impacted.

Deferred income tax represents the tax impact of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by us to determine if they are realizable. Factors in our determination include the ability to carry back or carry forward net operating losses and the performance of the business including the ability to generate taxable income from a variety of sources and tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense.

As of December 31, 2010, prior to any valuation allowance, net deferred tax assets totaling $3.8 million were recorded in the Company’s Consolidated Balance Sheets. Based on our projections of future taxable income over the next three years, cumulative tax losses over the previous three years, net operating loss carry forward limitations as discussed below and available tax planning strategies, we recorded a $1.8 million valuation allowance against the net deferred tax asset at December 31, 2010.  Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty.  The determination of how much of the net operating losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.  The resulting loss could have a material adverse effect on our results of operations and financial condition and could also decrease the Bank's regulatory capital.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations, including compliance with our formal agreement and MOU, is costly and restricts certain of our activities, including the declaration and payment of cash dividends to common shareholders, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth and operations.

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

The Dodd-Frank Act was enacted on July 21, 2010.  The implications of the Dodd-Frank Act, or its implementing regulations, on our business are unclear at this time, but it may adversely affect our business, results of operations and the underlying value of our common stock.  The full effect of this legislation will not be even reasonably certain until implementing regulations are promulgated, which could take years in some cases.  See “Supervision and Regulation”.

Some or all of the changes may result in greater reporting requirements, assessment fees, operational restrictions, capital requirements, and other regulatory burdens for either, or both, the Bank and the Company, and many of our non-bank competitors may remain free from such limitations.  This could affect our ability to attract and maintain depositors, to offer competitive products and services, and to expand our business.

Congress may consider additional proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may change existing banking statutes and regulations, as well as our current operating environment significantly. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings.

Our ability to pay cash dividends on common stock is limited and we may be unable to pay future dividends.

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the Bank. In addition, pursuant to the MOU we entered into with the Federal Reserve Bank of Richmond, we are prohibited from declaring and paying cash dividends without prior written approval from the Federal Reserve Board.

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

Finally, given the requirements under the MOU, we have elected to defer interest payments payable on our outstanding trust preferred securities.  Accordingly, pursuant to the terms of the trust preferred securities, we are further restricted from paying dividends on our common stock and our TARP preferred stock, absent authorization from a majority of the holders of our outstanding trust preferred securities, until such time as the Company has paid all interest due and payable on the trust preferred securities.

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

We may seek to acquire other financial institutions or parts of those institutions in the future. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

●	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

●
the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

●	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

●	the risk of loss of key employees and customers.

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

The economy in our market areas are affected, from time to time, by adverse weather events, particularly hurricanes. Our market areas consist largely of coastal communities, and we cannot predict whether, or to what extent, damage caused by future hurricanes will affect our operations, our customers or the economies in our banking markets. However, weather events could cause a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures and loan losses, which would adversely affect our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

Our main office is located at 1891 South 14th Street in Fernandina Beach, Florida. The Bank owns this 6,200 square foot main office, which is located on 1.28 acres of land. In addition, the Bank owns and occupies the 6,500 square foot office building on property adjacent to our main office for administrative use. In 2004, the Bank also purchased 1.16 acres of land at the corner of Lofton Square Boulevard and State Road 200 in Yulee, Florida for a future branch location. The Bank will be required to obtain regulatory approval before establishing a branch at this location. We conduct our banking business in Florida under the trade name “First National Bank of Nassau County.”

We conduct our South Carolina banking operation under the trade name “Lowcountry National Bank” through our branch locations in Beaufort, Bluffton and Port Royal. Our Beaufort, South Carolina branch is located at 36 Sea Island Parkway. The Bank owns this 5,800 square foot branch office building, which is located on 2.33 acres of land.

During 2002, the Bank established a loan production office to service the Bluffton area and in 2003 consolidated the office into a new, full-service branch at Moss Creek Village, Bluffton, South Carolina. The Bank leases the Moss Creek office, but has announced the closure of this office effective March 31, 2011 and will consolidate those deposit and loan accounts into the Port Royal, South Carolina branch.

In 2007, the Bank opened a branch in Port Royal, South Carolina, which adjoins the city of Beaufort. The 3,800 square foot branch is owned by the bank and was completed in March 2007 within the Port Royal Center, a multi-unit office complex. We also occupy 3,600 square feet of leased space in the second floor offices above the branch for executive and administrative use. The lease for this property is for a term of five years that will expire in 2012 with options to renew for subsequent five year periods.

The Meigs, Georgia branch operates under the name “The Georgia Bank.” The Bank owns the 3,300 square foot storefront office in Meigs, Georgia, which was acquired as part of the acquisition of the Meigs office on October 27, 2006.

The Bank also has loan production offices in Jacksonville, Florida and Savannah, Georgia, as well as a mortgage office in Atlanta, Georgia. All of these properties are leased, with the Atlanta lease expiring in 2012, and the Savannah lease expiring in 2011. The Jacksonville location is not under a lease contract, and may be canceled at any time with three months notice.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   RESERVED

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of Coastal Banking Company, Inc. is not listed on any exchange. However, the stock is quoted on the NASDAQ OTC Bulletin Board under the symbol “CBCO.OB.” There were approximately 620 shareholders of record on December 31, 2010. The following table sets forth the high and low bid prices as quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	Years Ended December 31,
	2010		2009
	High	Low	High	Low
First quarter	$3.60	$2.67	$6.20	$3.25
Second quarter	$3.64	$3.01	$6.25	$3.50
Third quarter	$3.33	$2.00	$4.00	$3.25
Fourth quarter	$2.50	$1.80	$3.75	$2.56

Coastal Banking Company, Inc. has never declared or paid a cash dividend and does not expect to do so in the foreseeable future. The ability of Coastal Banking Company, Inc. to pay cash dividends is dependent upon receiving cash dividends from the Bank. However, federal banking regulations restrict the amount of cash dividends that can be paid to Coastal Banking Company, Inc. from the Bank. Further, pursuant to our issuance of 9,950 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the Treasury under the TARP Capital Purchase Program (“CPP”), the preferred stock has dividend rights that are senior to those of our common stock. In addition, pursuant to the terms under which the preferred stock was issued, there are limitations on the payment of dividends on common stock. All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the board of directors. In addition, pursuant to the MOU we entered into with the Federal Reserve Bank of Richmond, we are prohibited from declaring and paying cash dividends, including dividends on our common stock and our preferred stock pursuant to our participation in the TARP CPP, and interest on our trust preferred securities, without prior written approval from the Federal Reserve Board.  Any future determination relating to our dividend policy will be made at the discretion of the Board of Directors.

The Company did not sell any unregistered shares nor did it repurchase any shares of its common stock during the fourth quarter of 2010.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Coastal Banking Company, Inc. (in this Item 7, the “Company”) is a bank holding company headquartered in Beaufort, South Carolina organized to own all of the common stock of its subsidiary, CBC National Bank (in this Item 7, “Bank”). The principal activity of the Bank is to provide banking services for its domestic markets. The Bank’s primary markets are Beaufort County, South Carolina, Nassau County, Florida, and Thomas County, Georgia. The Bank is primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and undergoes periodic examinations by this regulatory agency. The holding company is regulated by the Board of Governors of Federal Reserve System and also is subject to periodic examinations. The Bank commenced business on May 10, 2000 as Lowcountry National Bank at 36 Sea Island Parkway, Beaufort, South Carolina 29907. First National Bank of Nassau County opened for business July 26, 1999 and was acquired by the Company through the merger with its holding company, First Capital Bank Holding Corporation (“First Capital”) on October 1, 2005. On October 27, 2006 the Company acquired our Meigs, Georgia office through the merger of Cairo Banking Company, a Georgia state bank with and into First National Bank of Nassau County. On August 10, 2008, Lowcountry National Bank and First National Bank of Nassau County merged into one charter. Immediately after the merger, the name of the surviving bank was changed to CBC National Bank and the main office relocated to 1891 South 14th Street, Fernandina Beach, Nassau County, Florida. The Bank’s branches continue to do business under the trade names “Lowcountry National Bank,” “First National Bank of Nassau County,” and “The Georgia Bank” in their respective markets. The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Statutory Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

The following discussion describes our results of operations for 2010 as compared to 2009 and also analyzes our financial condition as of December 31, 2010 as compared to December 31, 2009. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2010 and 2009 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to continue to direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Volume/Rate Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and to help demonstrate this sensitivity we have included a “Sensitivity Analysis Table.” Finally, we have included a number of tables that provide details about our investment securities, our loans, and our deposits.

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

Forward-Looking Statements

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Potential risks and uncertainties include, but are not limited to, those described under the heading Item 1A. “Risk Factors.”

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Note 1 in the footnotes to the consolidated financial statements at December 31, 2010 included elsewhere in this annual report.

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

Income tax accounting guidance results in two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  During the year ended December 31, 2010, management determined that there is a low probability that the Company would realize the full deferred tax asset over the next three tax years through future taxable operating income.  Therefore, a deferred tax valuation allowance of $1,826,000 has been recorded as of December 31, 2010 as the amount of the existing deferred tax asset that is not likely to be realized over the next three tax years.

Results of Operations

Overview

Net loss for 2010 was $3,807,000 or $1.70 per basic common share compared to net loss of $14,536,000 or $5.88 per basic common share in 2009. The previously noted nonrecurring charge for goodwill impairment represented $10,412,000 of the 2009 operating loss, or $4.05 per basic common share. Excluding the charges of $1,826,000 for deferred tax asset valuation allowance in 2010, and $10,412,000 for impairment of Goodwill in 2009, we have incurred a net operating loss of $1,981,000, or $0.99 per share, for the year ended December 31, 2010, and a net operating loss of $4,124,000, or $1.83 per share, for the year ended December 31, 2009. In total, our operating results depend to a large degree on net interest income, which is the difference between the interest income received from our investments, such as loans, investment securities, and federal funds sold, and interest expense, paid on deposit liabilities and other borrowings. Net interest income was $11,946,000 for the year ended December 31, 2010 compared to net interest income of $10,944,000 for the year ended December 31, 2009.

The provision for loan losses in 2010 was $2,696,000 compared to $7,771,000 in 2009. Although the provision for loan losses was 65% lower in 2010 than in 2009, it remains elevated due largely to weakness in our real estate markets, including the residential and commercial construction industries. The Bank has a concentration in residential single-family construction loans and residential development loans in Beaufort, South Carolina, Savannah, Georgia and in northeast Florida, principally Nassau, Duval and St. Johns Counties. These loan types are typically repaid as the completed lots or homes are sold; however, the nationwide deterioration in the housing market has affected our local markets and, as a result, caused our sources of repayment to slow and accelerated the devaluation of the underlying collateral securing the loans. The provision for loan losses reflects the amount calculated by our allowance for loan losses methodology, which takes into account deteriorating economic conditions and the underlying collateral value securing many of our loans. Of the $2,696,000 provision expense for 2010, 32% was related to construction loans, 50% was related to residential mortgage loans, 16% was related to commercial, financial and agricultural loans, and 2% was related to all other loans. In addition, of that same amount, 45% of provision expense was related to collateral properties in Florida, 48% was related to collateral properties in South Carolina, and 7% was related to collateral properties in Georgia.

Noninterest income for the year ended December 31, 2010 totaled $10,793,000, representing a $3,140,000 increase from December 31, 2009. This increase was associated with an increase in mortgage banking income of $1,547,000, an increase in SBA loan income of $600,000, and an increase in gain on sale of securities of $839,000, offset by a decrease in income from life insurance contracts of $207,000, and a decrease in service charges on deposits and other service charges, commissions and fees of $136,000.  In addition, we recorded a nonrecurring loss on Silverton Financial Services stock of $507,000 during 2009.

Noninterest expenses in 2010 were $22,301,000, which represents a $5,285,000 decrease compared to the 2009 amounts.  This decrease is primarily due to the Goodwill impairment charge of $10,412,000 recognized in 2009, offset by an increase in the costs associated with the wholesale mortgage division in Atlanta, Georgia, and an increase of $2,820,000 in costs associated with other real estate owned. The Company’s efficiency ratio, which is a measure of total noninterest expenses as a percentage of net interest income and noninterest income, decreased to 98.08% in 2010 from 148.33% in 2009 due in large part to the previously described decreases in noninterest expenses.

In 2010, we recognized income tax expense of $1,548,000 compared to an income tax benefit of $2,223,000 in 2009. Our effective tax rate was (68.5%) in 2010 and 13.3% in 2009. The fluctuation in effective tax rates reflects the impact of permanent book-to-tax differences from income on bank owned life insurance and municipal securities, as well as non tax deductible losses in 2009 including the Goodwill impairment charge and the loss on Silverton Financial Services stock.  In addition, we recorded a valuation allowance of $1,826,000 in 2010 against our deferred tax asset.

Net Interest Income

For the year ended December 31, 2010, net interest income totaled $11,946,000, as compared to $10,944,000 for the same period in 2009, an improvement of $1,002,000 or 9.2% on a year over year basis. Interest income from loans, including fees, decreased $931,000 to $17,261,000 for the year ended December 31, 2010. The average balance of loans was $344,622,000 in 2010 compared to $359,541,000 in 2009. The weighted average rate earned on loans was 5.01% for 2010 compared to 5.06% in 2009. Interest income from securities decreased $1,608,000 on a tax equivalent basis. The average balance of investments was $53,896,000 in 2010 compared to $79,742,000 in 2009. The weighted average rate earned on investments was 4.15% for 2010 compared to 4.82% in 2009. This decrease in interest income was offset by decreased interest expense, which totaled $7,446,000 for the year ended December 31, 2010, compared to $10,812,000 in 2009. The net interest margin realized on earning assets and the interest rate spread were 2.98% and 2.84%, respectively, for the year ended December 31, 2010. For the year ended December 31, 2009, the net interest margin was 2.53% and the interest rate spread was 2.33%. Yields on interest earning assets decreased during the year by 15 basis points compared to a decrease in rates on interest bearing liabilities of 68 basis points during the year.

Average Balances and Interest Rates

The table below shows the average balance outstanding for each category of interest-earning assets and interest-bearing liabilities for 2010, 2009 and 2008, and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated.

	For the Years Ended December 31,
	2010			2009			2008
(In thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans (including loan fees)	$344,622	$17,261	5.01%	$359,541	$18,192	5.06%	$325,098	$20,318	6.25%
Taxable investments	47,870	1,882	3.93%	65,326	3,006	4.60%	65,702	3,328	5.07%
Tax-free investments	6,026	352	5.84%	14,416	836	5.80%	16,699	988	5.92%
Interest-bearing deposits in other banks	818	3	0.37%	1,827	2	0.11%	678	22	3.24%
Federal funds sold	5,815	14	0.24%	2,137	4	0.19%	4,674	116	2.48%
Total interest-earning assets	405,151	19,512	4.82%	443,247	22,040	4.97%	412,851	24,772	6.00%
Other noninterest earning assets	31,723			37,335			30,782
Total assets	$436,874			$480,582			$443,633
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and savings deposits	$121,426	$1,332	1.10%	$106,662	$1,573	1.47%	$101,895	$2,442	2.40%
Time deposits	216,298	4,441	2.05%	248,386	7,467	3.01%	228,355	10,117	4.43%
Other borrowings	39,583	1,673	4.23%	53,420	1,772	3.32%	40,671	1,829	4.50%
Total interest-bearing liabilities	377,307	7,446	1.97%	408,468	10,812	2.65%	370,921	14,388	3.88%
Other noninterest bearing liabilities	24,098			27,160			27,055
Shareholders’ equity	35,469			44,954			45,657
Total liabilities and shareholders’ equity	$436,874			$480,582			$443,633
Excess of interest-earning assets over interest bearing liabilities	$27,844			$34,779			$41,930
Ratio of interest-earning assets to interest-bearing liabilities	107%			109%			111%
Tax equivalent adjustment		(120)			(284)			(336)
Net interest income		$11,946			$10,944			$10,048
Net interest spread			2.84%			2.33%			2.12%
Net interest margin			2.98%			2.53%			2.52%

Non-accrual loans and the interest income recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

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

	2010 Compared to 2009 Increase (decrease) due to changes in			2009 Compared to 2008 Increase (decrease) due to changes in
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on:
Loans (including loan fees)	$(748)	$(183)	$(931)	$2,006	$(4,132)	$(2,126)
Taxable investments	(728)	(396)	(1,124)	(19)	(303)	(322)
Non-taxable investments	(490)	6	(484)	(133)	(19)	(152)
Interest bearing deposits in other banks	(2)	3	1	14	(34)	(20)
Federal funds sold	9	1	10	(41)	(71)	(112)
Total interest income (tax equivalent basis)	(1,959)	(569)	(2,528)	1,827	(4,559)	(2,732)
Interest expense on:
Interest-bearing demand and savings deposits	198	(439)	(241)	109	(978)	(869)
Time deposits	(876)	(2,150)	(3,026)	827	(3,477)	(2,650)
Other borrowings	(520)	421	(99)	491	(548)	(57)
Total interest expense	(1,198)	(2,168)	(3,366)	1,427	(5,003)	(3,576)
Net interest income (tax equivalent basis)	$(761)	$1,599	$838	$400	$444	$844

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Company’s net interest income in general terms during periods of movement in interest rates.  In general, if the Company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period.  In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities.  Although it can be used as a general predictor, gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At December 31, 2010, the Company, as measured by gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is asset sensitive when cumulatively measured at six months and slightly asset sensitive when cumulatively measured at one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The Company also forecasts its sensitivity to interest rate changes not less than quarterly using modeling software.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010, that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts) that are not contractually tied to an adjusting index are grouped into categories based on the Company’s historical repricing practices. Money market accounts which are contractually tied to repricing indexes reprice monthly and are grouped in the three month or less category. Many of these money market accounts are tied to a Treasury index.

At December 31, 2010
Maturing or Repricing in

(In thousands)	3 Months or Less	4 Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Federal funds sold	$185	$—	$—	$—	$185
Deposits in other banks	407	—	—	—	407
Investment securities	7,199	4,079	23,194	9,721	44,193
Loans held for sale	55,336	—	—	—	55,336
Loans	122,524	44,033	75,038	26,005	267,600
Total interest-earning assets	185,651	48,112	98,232	35,726	367,721
Interest-bearing liabilities:
Deposits:
Savings and demand deposits	—	50,298	70,500	1,778	122,576
Time deposits	50,220	104,236	50,045	25	204,526
FHLB advances	12,000	7,500	17,500	—	37,000
Junior subordinated debentures	3,093	4,124	—	—	7,217
Total interest-bearing liabilities	65,313	166,158	138,045	1,803	371,319
Interest sensitive difference per period	$120,338	$(118,046)	$(39,813)	$33,923	$4,865
Cumulative interest sensitivity difference	$120,338	$2,292	$(37,521)	$(3,598)
Cumulative difference to total interest-earning assets	32.7%	0.6%	(10.2)%	(1.0)%

At December 31, 2010, the Company had $120,338,000 more assets than liabilities repricing or maturing within three months, which indicates that the Company is asset sensitive over this time horizon. When extended out to one year, the Company had $2,292,000 more assets than liabilities repricing or maturing, indicating the Company is asset sensitive over a one-year time period.

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

Loans which management identifies as impaired generally will be non-performing loans. Non-performing loans include non-accrual loans or loans which are 90 days or more delinquent as to principal or interest payments. In some cases we continue to receive loan payments in accordance with loan terms from loans that are considered impaired because the underlying collateral value is insufficient to fully satisfy the debt.  In these cases, the entire loan payment is applied to the unpaid principal balance of the loan.  At December 31, 2010, the Company had $18,954,000 of loans that were impaired and non-performing, of which $3,823,000 continue to receive current payments in accordance with the loan terms. At December 31, 2009, the Company had $8,215,000 of impaired and non-performing loans, of which $268,000 continue to receive current payments in accordance with the loan terms. A loan that is on nonaccrual status may not necessarily be considered impaired if circumstances exist whereby the amount due may be collected without foreclosure and/or liquidation of collateral.

Loans exhibiting one or more of the following attributes are placed on a nonaccrual status:

a.)
Principal and/or interest is 90 days or more delinquent, unless the obligation is (i) well secured by collateral with a realizable value sufficient to discharge the debt including accrued interest in full; and (ii) in the process of collection, which is reasonably expected to result in repayment of the debt, or in its restoration to a current status.

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

Potential Problem Loans

Management identifies and maintains a list of potential problem loans. These are loans that are not included in non-accrual status, or loans that are past due 90 days or more and still accruing interest. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Bank’s portfolio.  At December 31, 2010, the Company had $29,054,000 of potential problem loans.  Potential problem loans at December 31, 2009 were $39,055,000.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $2,696,000 for the year ended December 31, 2010 as compared to $7,771,000 for the year ended December 31, 2009. On a year over year basis, the provision expense decreased by 65% or $5,075,000.  This decrease reflects the transfer of many problem loans to other real estate owned and a slowing of new problem loans.  The decrease in provision expense from problem loans moving into OREO was partially offset by an increase in other real estate expenses for 2010, which will be discussed further below.  The elevated levels in the provision for loan losses over the last few years is attributable to continued weakness in our real estate markets, primarily related to the housing industry. The Bank has a concentration in residential single-family construction loans and residential development loans in Beaufort, South Carolina, Savannah, Georgia and in northeast Florida, principally Nassau, Duval and St. Johns Counties. These loan types are typically repaid as the completed lots or homes are sold; however, the nationwide deterioration in the housing market caused our sources of repayment to slow and accelerated the devaluation of the underlying collateral securing many of our loans. The provision for loan losses reflects the amount calculated by our allowance for loan losses methodology, which takes into account deteriorating economic conditions and the underlying collateral value of some of our loans.

The loan portfolio decreased by $22,059,000 during the year ended December 31, 2010 as compared to a decrease of $14,760,000 in 2009. The allowance for loan losses was 2.25% of gross loans at December 31, 2010 as compared to 2.20% at December 31, 2009. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

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

Allocation of the Allowance for Loan Losses

	December 31,
	2010		2009		2008		2007		2006
(In thousands)	Amount	% of Loans in Category	Amount	% of Loans in Category	Amount	% of Loans in Category	Amount	% of Loans in Category	Amount	% of Loans in Category
Commercial, Financial and Agricultural	$543	4%	$346	4%	$252	3%	$284	4%	$107	4%
Real Estate—Construction	358	23	741	24	764	32	1,048	46	1,864	47
Real Estate—Mortgage	4,042	72	4,241	71	2,566	63	1,999	48	1,350	47
Consumer	326	1	351	1	264	2	239	2	62	2
Unallocated	739	—	707	—	987	—	83	—	92	—
Total	$6,008	100%	$6,386	100%	$4,833	100%	$3,653	100%	$3,475	100%

Our policy is to review the allowance for loan losses using a reserve factor based on risk-rated categories of loans because there was relatively little charge-off activity prior to 2008. The overall objective is to apply percentages to the loans based on the relative inherent risk for that loan type and grade. Reserve factors are based on peer group data, information from regulatory agencies, and on the experience of the Bank’s lenders. The reserve factors will change depending on trends in national and local economic conditions, the depth of experience of the Bank’s lenders, delinquency trends, and other factors. Our general strategy is to maintain a minimum coverage of a certain percentage of gross loans until we have sufficient historical data and trends available. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. Thus, there is a risk that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

The following table summarizes information concerning the allowance for loan losses:

	For the Years Ended December 31,
(In thousands)	2010	2009	2008	2007	2006
Loans outstanding, end of year	$267,600	$289,659	$304,419	$281,291	$291,820
Average loans outstanding	$280,223	$301,931	$302,461	$282,182	$271,414
Allowance, beginning of year	6,386	4,833	3,653	3,475	2,863
Charge-offs:
Commercial, financial and agricultural	237	599	249	73	95
Real estate—construction	1,515	3,831	5,346	1	—
Real estate—mortgage	1,904	1,828	1,002	54	—
Consumer	71	6	66	25	27
Total charge-offs	3,727	6,264	6,663	153	122
Recoveries:
Commercial, financial and agricultural	1	2	16	19	—
Real estate—construction	263	10	—	—	—
Real estate—mortgage	377	19	—	—	—
Consumer	12	15	4	2	7
Total recoveries	653	46	20	21	7
Net charge-offs	3,074	6,218	6,643	132	115
Additions charged to operations	2,696	7,771	7,823	310	727
Allowance, end of year	$6,008	$6,386	$4,833	$3,653	$3,475
Ratio of net charge-offs during the period to average loans outstanding during the period	1.10%	2.06%	2.20%	0.05%	0.04%
Allowance for loan losses to loans, end of year	2.25%	2.20%	1.59%	1.30%	1.19%

The following table summarizes past due and non-accrual loans, other real estate and repossessions, interest income recognized on non-accrual loans, and income that would have been reported on non-accrual loans as of December 31, 2010, 2009, 2008, 2007, and 2006.

	December 31,
(In thousands)	2010	2009	2008	2007	2006
Other real estate and repossessions	$14,452	$18,176	$5,756	$340	$—
Accruing loans 90 days or more past due	—	105	801	69	10
Non-accrual loans	22,302	13,754	18,213	2,018	86
Interest income recognized on non-accrual loans	283	157	60	4	43
Interest on non-accrual loans which would have been reported	936	727	602	104	13

The following table summarizes restructured loans, interest income recognized on restructured loans, and income that would have been reported on non-accrual restructured loans as of December 31, 2010, 2009, 2008, 2007, and 2006. Restructured loans which were 90 days or more past due, non-accrual restructured loans, and interest on non-accrual restructured loans are included both in the restructured loan table below and also in the non-accrual loan table above.

	December 31,
(In thousands)	2010	2009	2008	2007	2006
Restructured loans which are current and performing as agreed	$5,116	$16,052	$—	$—	$—
Restructured loans 30-89 days past due	373	—	—	—	—
Restructured loans 90 days or more past due	—	—	—	—	—
Non-accrual restructured loans	10,471	3,690	—	—	—
Total restructured loans	$15,960	$19,742	$—	$—	$—
Interest income recognized on restructured loans	572	654	—	—	—
Interest on non-accrual restructured loans which would have been reported	340	85	—	—	—

Noninterest Income

Noninterest income was $10,793,000 for the year ended December 31, 2010, which was an increase of $3,140,000 or 41% from $7,653,000 earned during the year ended December 31, 2009. The largest factor in this year over year improvement occurred in mortgage banking income, which was $8,230,000 for the year ended December 31, 2010 compared to $6,683,000 for the year ended December 31, 2009. This increase to mortgage banking income was driven almost entirely by the results of the mortgage origination business in Atlanta, which is discussed in further detail below.

Service charges on deposit accounts decreased by 18% or $104,000 to a level of $462,000 for the year ended December 31, 2010. Income on life insurance contracts decreased by 72% or $206,000 to a level of $82,000 for 2010.  SBA loan income increased by 366% or $599,000 to $763,000 for 2010 compared to $164,000 during 2009. The low level of SBA loan income during 2009 reflects the impact of a severe contraction in the volume and profit margins related to SBA loan sales during that year.

During 2010, we recorded net gains of $939,000 on sales of securities available for sale, compared to net gains of $1,000 during 2009.  During 2009, we recorded a loss on our investment in Silverton Financial Services common stock of $507,000 and a gain of $99,000 on the early tender of one of our investment securities held to maturity.

Noninterest Expense

Total noninterest expense for the year ended December 31, 2010 was $22,301,000 as compared to $27,586,000 for 2009.  Excluding the impact of the goodwill impairment in 2009, total noninterest expense was $17,174,000 for the year ended December 31, 2009.  The year over year increase in noninterest operating expense of $5,127,000 is due largely to increased costs associated with higher mortgage lending volume and an increase in other real estate expenses. Mortgage loan expense, excluding mortgage division salaries and benefits, increased 144%, or $679,000, to $1,150,000 during 2010 compared to $471,000 during 2009.  Other real estate expenses increased 147%, or $2,820,000, to $4,739,000 during 2010 compared to $1,919,000 during 2009.

Salaries and benefits totaled $9,512,000 for the year ended December 31, 2010, compared to $8,002,000 for the same period a year ago for an increase of $1,510,000. Excluding the mortgage banking division, the community banking division experienced an increase in salaries and benefits of $253,000 during 2010 compared to 2009.

Occupancy and equipment expense increased $194,000 to $1,404,000 for 2010 compared to $1,210,000 during 2009.  This increase was due to expansion in the mortgage banking division in Atlanta.  This increase was partially offset by a decrease in FDIC insurance expense of $181,000 during 2010 compared to the same period in 2009.

Mortgage Banking Activities

In the third quarter of 2007, First National Bank of Nassau County opened a residential mortgage lending division headquartered in Atlanta, Georgia to complement the existing retail residential mortgage lending activity conducted through other branch locations. This division originates and funds residential mortgage loans submitted by mortgage brokers, as well as loan applications submitted directly from borrowers, and then sells these mortgage loans in the secondary market. This lending channel subjects us to various risks, including credit, liquidity and interest rate risks. We reduce unwanted credit and liquidity risks by selling virtually all of the mortgage loans originated through this division. From time to time, we may decide to hold loans originated through this division as additions to our residential real estate loan portfolio. We determine whether the loans will be held in our portfolio or sold in the secondary market at the time of origination. We may subsequently change our intent to hold loans in portfolio and subsequently sell some or all of these loans from our portfolio as part of our corporate asset/liability management strategy.

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

In the later half of 2009 and during 2010, we expanded our loan sales strategy from primarily best efforts, flow delivery to add the use of mandatory flow deliveries, mini bulk sales, and forward mortgage backed securities deliveries through assignment of trade transactions. These alternative loan sales strategies resulted in improved execution and thereby increased gain on sale of loans.  These alternative sales strategies tend not to be as effective in hedging the interest rate risk as the concurrent flow forward sales commitments; however, we have experienced improved execution on the loan sales, which has more than compensated for the slight increase in interest rate risk from using less effective hedging techniques.

The primary source of direct income generated by this division is the gain on sale of mortgage loans which was $8,230,000 for 2010 compared to $6,683,000 during 2009.  Attractive mortgage rates caused a surge in mortgage loan refinancing during the first half of 2009, leading to above average volume at the mortgage banking division, and thus, above average gains on sales.  During the third quarter of 2010, mortgage rates experienced another low period, which led to above average funding volumes and gains on sale during the last half of 2010.  The direct noninterest expenses incurred by the division were $6,478,000 during 2010, an increase of $2,289,000 over the 2009 expenses of $4,189,000.  The largest contributor to this increase was in salaries and benefits, which were $4,292,000 during 2010, compared to $3,035,000 during 2009, and largely reflect the higher commissions and incentive compensation paid as a result of increased volume of loan originations in 2010 as compared to 2009.

Beyond the impact of the noninterest income and expense from this division, the Bank earns interest income at the respective note rates on the balance of loans originated by the division from the time the loan is funded until it is sold to a secondary market investor. The average outstanding daily balance of residential mortgage loans available for sale was $64,400,000 during 2010 and $57,610,000 during 2009. The interest income earned on these loans available for sale was $3,005,000 and $2,937,000 during the years ended December 31, 2010 and 2009, respectively.

Income Taxes

During 2010, we recognized income tax expense of $1,548,000 compared to an income tax benefit of ($2,223,000) during 2009. Our effective tax rate was (69%) in 2010 and 13% in 2009.  The fluctuation in effective tax rates reflects the impact of permanent book-to-tax differences from the impact of the early redemption of several bank owned life insurance (BOLI) policies.  The BOLI policy redemptions generated taxable income, but did not result in GAAP income upon redemption, which resulted in the recognition of a substantial tax expense on the taxable gain, but no corresponding GAAP income.  In addition, we recorded a partial valuation allowance of $1,826,000 in 2010 against our deferred tax asset.

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

The cumulative loss incurred by the Company in 2008, 2009, and 2010 was the primary negative factor considered by management.  Additionally, general economic conditions in the Company’s primary markets and the potential for ongoing weakening asset quality were also evaluated as a potential negative factor.

Offsetting these negative factors were numerous positive factors considered by management including:

●
Prior to the losses in 2008, 2009 and 2010 from asset quality costs, the Company had a history of consistent earnings with cumulative pretax net income of $13,879,000 for the five year period ending December 31, 2007.

●
Over the last year, core earnings have increased to levels last attained in 2006, and so management is cautiously optimistic that more likely than not over the next two to five years taxable income will return to levels approaching those prior to 2008.

●
Management recommended and the Board of Directors authorized early redemptions of the majority of our bank owned life insurance policies during 2010. Liquidating these policies generated taxable income which was utilized to offset a portion of our net operating loss carry forward and decrease the related deferred tax asset in the process.  The proceeds from liquidating these policies will be available to fund other earning assets, shifting approximately $210,000 of annual tax exempt earnings to a like amount of taxable earnings.

●
The existing portfolio of marketable securities had an unrealized mark to market gain as of December 31, 2010 of $727,000, which could consume up to $247,000 of the deferred tax asset if the decision was made to sell securities from this portfolio and replace them with current market rate securities.

●
During 2010 we sold approximately $4.8 million of tax exempt municipal bonds, generating a taxable gain of $167,000, which allowed us to reinvest the proceeds of sale into securities that generate taxable income.

●	During 2010 we sold approximately $16.4 million of mortgage backed securities, generating a taxable gain of $772,000 and reducing the deferred tax asset by $262,000.

Based on the above analysis, management believes that there is a low probability that the Company would realize the full deferred tax asset over the next three tax years through future taxable operating income and implementation of tax strategies as described above.  Therefore, a deferred tax valuation allowance of $1,826,000 has been recorded as of December 31, 2010 as the amount of the existing deferred tax asset that is not likely to be realized over the next three tax years.  Management will continue to monitor the deferred tax asset and adjust the valuation allowance as needed to properly reflect any changes in the probability of future realization of the deferred tax asset.

Financial Condition

Total assets decreased from $463,097,000 at December 31, 2009 to $427,077,000 at December 31, 2010. The primary source of the decrease in assets was in our investment portfolio which decreased $22,795,000 during 2010, as a result of several security sales, calls, and maturities.  Portfolio loans decreased $22,059,000, or 7.62% during 2010. Cash surrender value of bank owned life insurance decreased $5,499,000 during 2010 as the Company made a decision to redeem several policies.  Other real estate owned decreased 20.49% to $14,452,000 at December 31, 2010.  These decreases were offset by an increase of $16,656,000, or 112.17%, in loan sales receivable and an increase of $5,330,000 in loans held for sale.  During 2010, total liabilities decreased $31,153,000, or 7.33%, when compared to December 31, 2009.  During 2010, total deposits decreased $22,830,000, or 6.19%, and other borrowings decreased $8,237,000, or 18.21%.

Interest-Earning Assets

Loans

Gross loans totaled $267,600,000 at December 31, 2010, a decrease of $22,059,000, or 7.62%, since December 31, 2009. We continue to work to reduce our exposure to higher risk loans as evidenced by the $6,300,000, or 10.94%, decline in the balance of real estate construction, commercial loans during 2010.  We also experienced a decline in real estate mortgage, residential loans, which decreased $9,132,000, or 8.08%, to $103,852,000 at December 31, 2010, and a decrease in real estate mortgage, commercial loans, which decreased $3,568,000, or 3.91%, to $87,758,000 at December 31, 2010.  Balances and nonaccrual levels within the major loans receivable categories as of the last five year end periods were as follows:

	Loan Portfolio Mix as of December 31,
(In thousands)	2010		2009		2008		2007		2006
Commercial and financial	$10,120	4%	$10,956	4%	$10,294	3%	$10,235	4%	$13,053	4%
Agricultural	151	—%	319	—%	326	—%	519	—%	55	—%
Real estate – construction, commercial	51,273	19%	57,573	20%	88,151	29%	111,988	40%	121,791	42%
Real estate – construction, residential	12,094	4%	13,063	4%	15,166	5%	17,619	6%	16,250	6%
Real estate – mortgage, farmland	—	—%	—	—%	199	—%	94	—%	14	—%
Real estate – mortgage, commercial	87,758	33%	91,326	32%	81,360	27%	68,281	24%	72,001	25%
Real estate – mortgage, residential	103,852	39%	112,984	39%	103,588	34%	68,772	25%	64,334	22%
Consumer installment loans	2,145	1%	3,293	1%	5,223	2%	2,626	1%	3,339	1%
Other	207	—%	145	—%	112	—%	1,157	—%	983	—%
	$267,600		$289,659		$304,419		$281,291		$291,820

	Loans on Nonaccrual as of December 31,
(In thousands)	2010		2009		2008		2007		2006
Commercial and financial	$5	—%	$40	—%	$3	—%	$—	—%	$49	57%
Agricultural	151	1%	319	2%	326	2%	—	—%	—	—%
Real estate – construction, commercial	9,112	41%	6,836	50%	14,479	80%	1,498	74%	—	—%
Real estate – construction, residential	75	—%	526	4%	249	1%	—	—%	—	—%
Real estate – mortgage, farmland	—	—%	—	—%	—	—%	—	—%	—	—%
Real estate – mortgage, commercial	4,284	19%	2,831	21%	2,424	13%	502	25%	—	—%
Real estate – mortgage, residential	8,673	39%	3,198	23%	718	4%	—	—%	—	—%
Consumer installment loans	2	—%	4	—%	14	—%	18	1%	37	43%
Other	—	—%	—	—%	—	—%	—	—%	—	—%
	$22,302		$13,754		$18,213		$2,018		$86

As of December 31, 2010, maturities of loans in the indicated classifications were as follows:

(In thousands)	Real Estate - Construction	Real Estate – Mortgage, Commercial	Real Estate – Mortgage, Residential	All Other Loans	Total
Maturity
Within 1 year	$25,678	$22,008	$14,575	$5,838	$68,099
1 to 5 years	26,639	34,854	18,140	4,261	83,894
Over 5 years	11,050	30,896	71,137	2,524	115,607
Totals	$63,367	$87,758	$103,852	$12,623	$267,600

As of December 31, 2010, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows:

(In thousands)	Fixed Interest Rates	Variable Interest Rates	Total
Real estate – construction
Within 1 year	$22,095	$3,583	$25,678
1 to 5 years	20,009	6,630	26,639
Over 5 years	3,881	7,169	11,050
Real estate – mortgage, commercial
Within 1 year	21,143	865	22,008
1 to 5 years	31,373	3,481	34,854
Over 5 years	5,598	25,298	30,896
Real estate – mortgage, residential
Within 1 year	13,047	1,528	14,575
1 to 5 years	14,898	3,242	18,140
Over 5 years	29,400	41,737	71,137
All other loans
Within 1 year	5,263	575	5,838
1 to 5 years	3,921	340	4,261
Over 5 years	246	2,278	2,524
	$170,874	$96,726	$267,600

Risk Elements in the Loan Portfolio

As addressed above, loans on nonaccrual status increased by $8,548,000, or 62.2%, from $13,754,000 at December 31, 2009 to $22,302,000 at December 31, 2010.  In addition to the level of loans on nonaccrual status, there are a number of other portfolio characteristics that management monitors and evaluates to assess the risk profile of the loan portfolio.  The following is a summary of risk elements in the loan portfolio:

	Loans with Interest Only Payments
(In thousands)	December 31, 2010		December 31, 2009
Commercial and financial	$5,413	9%	$6,330	7%
Real estate – construction, commercial	22,407	37%	30,230	35%
Real estate – construction, residential	2,097	4%	6,872	8%
Real estate – mortgage, commercial	11,026	18%	15,899	19%
Real estate – mortgage, residential	19,136	31%	24,481	29%
Consumer installment loans	712	1%	1,402	2%
Other	156	––%	145	––%
	$60,947		$85,359

As shown above, we have a moderate concentration of interest only loans in our portfolio, and such loans are generally regarded as carrying a higher risk profile than fully amortizing loans.  It is important to note that none of the interest only loans in our portfolio allow negative amortization, nor do we have any loans with capitalized interest reserves.

	Geographic Concentration of Loan Portfolio
	December 31, 2010
(In thousands)	Florida	Georgia	South Carolina	Other
Commercial and financial	$6,149	$372	$3,488	$111
Agricultural	––	151	––	––
Real estate – construction, commercial	16,206	6,892	26,247	1,928
Real estate – construction, residential	3,835	937	7,322	––
Real estate – mortgage, commercial	33,074	11,025	42,751	908
Real estate – mortgage, residential	34,577	30,189	38,617	469
Consumer installment loans	579	205	1,361	––
Other	32	125	50	––
	$94,452	$49,896	$119,836	$3,416

	Geographic Concentration of Loan Portfolio
	December 31, 2009
(In thousands)	Florida	Georgia	South Carolina	Other
Commercial and financial	$6,335	$569	$3,938	$114
Agricultural	––	319	––	––
Real estate – construction, commercial	19,018	8,775	29,780	––
Real estate – construction, residential	3,786	429	8,789	59
Real estate – mortgage, commercial	35,505	11,949	43,872	––
Real estate – mortgage, residential	46,989	21,788	39,803	4,404
Consumer installment loans	1,119	602	1,555	17
Other	––	145	––	––
	$112,752	$44,576	$127,737	$4,594

We also monitor and evaluate several other loan portfolio characteristics at a total portfolio level rather than by major loan category.  These characteristics include:

Junior Liens – Loans secured by liens in subordinate positions tend to have a higher risk profile than loans secured by liens in the first or senior position.  At December 31, 2010 the Company held $23,418,000 of loans secured by junior liens which represents approximately 8.8% of the total net portfolio of loans.  Historical loss experience as measured by net loan charge offs was $414,000 in the year ended December 31, 2010 for all loans secured by junior liens for an annualized loss rate of 1.8%.  At December 31, 2009 the Company held $22,588,000 of loans secured by junior liens, which represented approximately 7.8% of the total net loan portfolio.  Net loan charge-offs was $561,000 in the year ended December 31, 2009 for all loans secured by junior liens for an annualized loss rate of 2.5%.

High Loan to Value Ratios – Typically the Company will not originate a new loan with a loan to value (LTV) ratio in excess of 100%.  However, declines in collateral values can result in the case of an existing loan renewal with an LTV ratio in excess of 100% based on the current appraised value of the collateral.  In such cases the borrower may be asked to pledge additional collateral or to renew the loan for a lesser amount.  If the borrower lacks the ability to pay down the loan or provide additional collateral, but has the ability to continue to service the debt, the loan will be renewed with an LTV ratio in excess of 100%.  At December 31, 2010 the loan portfolio included 29 loans with a balance of $10,855,000, or 4.1% of the net loan portfolio, with LTV ratios in excess of 100%.  At December 31, 2009 the loan portfolio included 22 loans with a balance of $10,244,000, or 3.5% of the net loan portfolio with LTV ratios in excess of 100%.

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

Although our experience with restructured loans has been limited to just the last few years, it appears that performing restructured loans perform better than non performing restructured loans, as evidenced by a lower delinquency recidivism rate. At December 31, 2010, the Company had 12 performing restructured loans with a balance of $5,116,000, which were current and paying in accordance with restructured terms, one past due restructured loan with a balance of $373,000, and 13 nonperforming restructured loans with a balance of $10,471,000.  In total, as of December 31, 2010, these 26 restructured loans with a total balance of $15,960,000 represented 6% of the net loan portfolio balance. At December 31, 2009, the Company had 29 performing restructured loans with a balance of $16,052,000, which were current and paying in accordance with restructured terms, and 6 nonperforming restructured loans with a balance of $3,690,000.  In total, as of December 31, 2009, these 35 restructured loans with a total balance of $19,742,000 represented 7% of the net loan portfolio balance.

Criticized or Classified Loans – Management evaluates all loan relationships periodically in order to assess the financial strength of the borrower and the value of any underlying collateral.  Loans that are found to have a potential or actual weakness are identified as criticized or classified and subject to increased monitoring by management.  This typically includes frequent contact with the borrower to actively manage the borrowing relationship as needed to rehabilitate or mitigate the weakness identified.  At December 31, 2010 the Company had $51,072,000 in loans that were internally criticized or classified of which $34,437,000 or 67% were either current or less than 30 days past due. At December 31, 2009 the Company had $52,663,000 in loans that were internally criticized or classified of which $40,739,000 or 77% were either current or less than 30 days past due.

Loan Portfolio Performance Trends

Management monitors and evaluates several key metrics that provide indications of the risk profile within the loan portfolio.  By following the trends in these key metrics we are able to establish patterns of improving or worsening performance in order to adjust our portfolio management and loss mitigation actions as needed.  A discussion of the metrics tracked and recent trends follows:

(In thousands)	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Portfolio loans, gross	$267,600	$277,611	$284,604	$285,972	$289,659	$299,270	$305,669	$305,240

Loans past due > 30 days and still accruing interest	$2,135	$6,063	$4,884	$5,844	$2,032	$2,832	$3,345	$2,782

Loans on nonaccrual	$22,302	$19,998	$16,666	$12,992	$13,754	$23,903	$25,925	$24,336
(as a % of loans, gross)	8.33%	7.20%	5.83%	4.54%	4.75%	7.99%	8.48%	7.97%

Net loan charge offs (recoveries)	$535	$1,553	$863	$123	$2,072	$1,485	$473	$2,188
(as a % of loans, gross)	0.20%	0.56%	0.30%	0.04%	0.72%	0.50%	0.15%	0.72%

Loans past due greater than 30 days and still accruing interest has proven to be a useful leading indicator of directional trends in future loan losses. As the level of this metric rises, expectations are for a comparable increase in loans moving into a nonaccrual status and ultimately foreclosure resulting in increased losses. This pattern can be observed in the schedule above where increases in loans past due greater than 30 days and still accruing are followed in future quarters with the same directional changes in the level of loans on nonaccrual.  The level of loans past due greater than 30 days and still accruing interest was largely unchanged from $2,032,000 at December 31, 2009 to $2,135,000 at December 31, 2010. Management is carefully monitoring past due loans and remains concerned with the overall increase from 2009 levels.  It is likely that the weakening loan quality experienced during 2009 and 2010 will continue to be an area of concern during 2011. As a result, management will continue to work aggressively to manage loan delinquency levels.

Loans on nonaccrual has been another leading indicator of potential future losses from loans. We typically place loans on nonaccrual status when they become 90 days past due. In addition to the interest lost when a loan is placed on nonaccrual status, there is an increased probability of a loan on nonaccrual moving into foreclosure with a potential loss outcome. As shown in the table above, the level of loans on nonaccrual peaked at $25,925,000 at June 30, 2009.  Over the following three quarters, this measure declined by 50% to $12,992,000 at the end of the first quarter of 2010.  However, since March 31, 2010, we have experienced three consecutive quarters of deterioration with the level of loans on nonaccrual increasing to $22,302,000 at December 31, 2010.  As a result of the trends in this asset quality indicator, management increased loan monitoring and loss mitigation efforts.

Net loan charge offs or recoveries reflect our practice of charging recognized losses to the allowance and adding subsequent recoveries back to the allowance. During the three months ended December 31, 2010, we recorded charge offs net of recoveries of $535,000. This amount represented a decrease of $1,018,000, or 66% from the $1,553,000 in net charge offs recorded during the prior quarter ended September 30, 2010, and a decrease of $1,537,000, or 74% from the $2,072,000 net charge offs during the same quarter in the prior year.

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

In addition to considering the metrics described above, we evaluate the collectability of individual loans, the balance of impaired loans, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans and a review of specific problem loans. Based on this process and as shown below, the provision charged to expense was $250,000 for the three months ended December 31, 2010, as compared to $2,125,000 for the three months ended December 31, 2009. On a consecutive quarter basis, this provision level was $1,111,000, or 82%, lower than the $1,361,000 provision charged to expense during the quarter ended September 30, 2010.

(In thousands)	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Provision during quarter ended	$250	$1,361	$685	$400	$2,125	$1,266	$1,450	$2,930

Provision added in excess of net charge offs	$(285)	$(192)	$(178)	$277	$53	$(219)	$977	$742

Allowance for loan losses	$6,008	$6,293	$6,485	$6,663	$6,386	$6,306	$6,525	$5,575
(as a % of loans, gross)	2.25%	2.27%	2.28%	2.33%	2.20%	2.11%	2.13%	1.83%

The difference between the amount of the provision for loan losses and net loan charge offs will result in expansion or shrinkage to the level of the allowance for loan losses. As shown above, during the three months ended December 31, 2010 the current provision for loan losses of $250,000 was less than net charge offs against the allowance of $535,000 by $285,000.  The result was a decrease to the allowance for loan losses by $285,000 to a level of $6,008,000, or 2.25% of gross loans outstanding at December 31, 2010, as compared to $6,386,000, or 2.20% of gross loans outstanding at December 31, 2009.

From a historical perspective, prior to 2008, while the level of loans on nonaccrual was relatively stable, the allowance for loan losses was maintained in the range of 1.2% to 1.3% of the balance of gross loans. As we moved into 2008 and experienced an increase in loans on nonaccrual, it was determined that an increase to the allowance level was appropriate given the projected increased risk of loss, and so the allowance was increased to a range of 1.4% to 1.6% during 2008. The weakening of the loan portfolio performance continued into 2009 with actual loss levels that exceeded projections from earlier in 2008, resulting in the decision to increase the allowance level further, to the range of 1.6% to 1.8% in early 2009. With nonaccrual loans reaching a peak in mid-2009, further analysis and projections of potential loan losses in the Bank’s existing portfolio supported a further increase in the allowance level to a range of 2.0% to 2.3% of gross loans outstanding, which has been sustained over the last seven fiscal quarters.

Management continues to carefully monitor past due and nonaccrual loans.  Management acknowledges that future asset quality results may vary from our estimates and expectations, resulting in negative asset quality metrics, which could have a material adverse effect on our results of operations and financial condition.

Other Real Estate Owned

Other real estate owned represents collateral property taken back from borrowers in partial or full satisfaction of their defaulted debt obligation to the Company.  We track our historical experience of loans that ultimately convert to other real estate owned by major loan category and by geographic exposure as shown on the following tables:

	December 31, 2010
(In thousands)	Florida	Georgia	South Carolina	Total
Real estate – construction, commercial	$1,001	$272	$1,557	$2,830
Real estate – construction, residential	1,134	984	1,254	3,372
Real estate – mortgage, commercial	3,422	2,744	825	6,991
Real estate – mortgage, residential	1,009	––	250	1,259
	$6,566	$4,000	$3,886	$14,452

	December 31, 2009
(In thousands)	Florida	Georgia	South Carolina	Total
Real estate – construction, commercial	$997	$––	$208	$1,205
Real estate – construction, residential	7,266	5,370	1,492	14,128
Real estate – mortgage, commercial	567	––	808	1,375
Real estate – mortgage, residential	305	391	772	1,468
	$9,135	$5,761	$3,280	$18,176

	December 31, 2008
(In thousands)	Florida	Georgia	South Carolina	Total
Real estate – construction, commercial	$1,308	$1,482	$922	$3,712
Real estate – construction, residential	55	––	––	55
Real estate – mortgage, commercial	––	––	422	422
Real estate – mortgage, residential	––	––	1,562	1,562
	$1,363	$1,482	$2,906	$5,751

During the year ended December 31, 2010 we sold a total of 40 other real estate owned properties with a total book value of $9,777,000.  The net proceeds from these sales were $8,301,000, which resulted in a net recovery of approximately 58.9% of the original loan amounts and 84.9% of the book value of the other real estate sold.  During the year ended December 31, 2009 we sold a total of 31 other real estate owned properties with a total book value of $6,872,000.  The net proceeds from these sales were $6,675,000, which resulted in a net recovery of approximately 73.4% of the original loan amounts and 97.1% of the book value of the other real estate sold.

The Bank’s special asset group is charged with the administration and liquidation of other real estate owned.  Our approach has been to manage each property individually in such a way as to maximize our net proceeds upon sale.  Management continues to evaluate other methods to liquidate these properties more quickly, but such methods typically result in a much lower recovery relative to the original loan amount.  Management attempts to balance the desire to aggressively drive down the level of nonperforming assets with the objective to maximize recovery levels from liquidation of these assets.  As shown above, the book value of assets disposed in 2010 was 42% higher than the book value of assets disposed in 2009, but as expected, the recovery value in 2010 diminished from levels obtained in 2009 as a result of more aggressive disposition activities.

Investment Securities

Investment securities decreased to $39,720,000 at December 31, 2010 from $62,515,000 at December 31, 2009.

The following table presents the investments by category:

	December 31,
	2010		2009		2008
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
Government sponsored enterprises	$—	$—	$—	$—	$500	$502
State and municipal securities	7,132	6,977	10,185	10,370	16,956	16,573
Mortgage-backed securities	29,862	30,743	48,558	50,145	63,494	64,363
	$36,994	$37,720	$58,743	$60,515	$80,950	$81,438
Held to Maturity
Corporate debt securities	$2,000	$2,057	$2,000	$2,095	$3,023	$3,024
	$2,000	$2,057	$2,000	$2,095	$3,023	$3,024

The following table presents the maturities of investment securities at carrying value and the weighted average yields for each range of maturities presented. Yields are based on amortized cost of securities.

Maturities at December 31, 2010 (In thousands)	State and Municipal Securities	Weighted Average Yields	Mortgage- Backed Securities	Weighted Average Yields	Corporate Debt Securities	Weighted Average Yields
Within 1 year	$—	—	$9,278	4.72%	$2,000	6.05%
After 1 through 5 years	1,303	3.47%	17,418	3.39%	—	—
After 5 through 10 years	2,573	3.96%	2,254	2.87%	—	—
After 10 years	3,101	4.17%	1,793	5.05%	—	—
Totals	$6,977	3.96%	$30,743	3.85%	$2,000	6.05%

Mortgage-backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities.

Deposits

Total deposits decreased by $22,831,000, or 6%, to a total of $346,050,000 at December 31, 2010 from $368,881,000 at December 31, 2009. Noninterest-bearing demand deposits increased $1,172,000, or 7%, while interest-bearing deposits decreased $24,003,000, or 7%. The Company has continued its use of a modest level of brokered deposits, which carry substantially lower interest rates than comparable term core retail deposits.  Brokered deposits are issued in individual’s names and in the names of trustees with balances participated out to others.  Core retail deposits are deposits which are gathered in the normal course of business, without the use of a broker.  Core reciprocal deposits are gathered in the same manner as core retail deposits, but the funds are participated out to other banks through use of the CDARS reciprocal transactions program.  The CDARS program allows depositors to obtain FDIC insurance for deposits up to $50 million by exchanging the portions of their deposits in excess of FDIC insurance limitations with other financial institutions participating in the CDARS program.  In return, we receive an equal amount of deposits back from other CDARS participating financial institutions, such that there is no net change in the level of total deposits on our balance sheet. Pursuant to the formal agreement entered into with the OCC, the Bank is required to limit its level of brokered deposits to no more than ten percent of total deposits, such requirement does not include reciprocal CDARS.

Balances and percentages within the major deposit categories are as follows:

	December 31, 2010
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$18,948	$––	$––	$18,948
Interest-bearing demand deposits	118,812	––	––	118,812
Savings deposits	3,764	––	––	3,764
Certificates of deposit $100,000 and over	90,272	27,633	––	117,905
Other time deposits	66,978	1,426	18,217	86,621
	$298,774	$29,059	$18,217	$346,050

	December 31, 2009
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$17,776	$––	$––	$17,776
Interest-bearing demand deposits	105,734	––	––	105,734
Savings deposits	2,959	––	––	2,959
Certificates of deposit $100,000 and over	118,684	12,763	––	131,447
Other time deposits	88,029	858	22,078	110,965
	$333,182	$13,621	$22,078	$368,881

	December 31, 2008
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$18,639	$––	$––	$18,639
Interest-bearing demand deposits	95,687	––	––	95,687
Savings deposits	3,027	––	––	3,027
Certificates of deposit $100,000 and over	130,837	––	––	130,837
Other time deposits	85,455	––	29,011	114,466
	$333,645	$––	$29,011	$362,656

The average balance of deposits and the average rates paid on such deposits are summarized as follows:

	December 31,
	2010		2009		2008
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$20,187	—%	$19,216	—%	$23,134	—%
Interest-bearing demand	117,991	1.11%	103,640	1.50%	98,889	2.49%
Savings	3,435	0.49%	3,022	0.50%	3,006	0.52%
Time	216,298	2.05%	248,386	3.01%	228,355	4.43%
Total	$357,911		$374,264		$353,384

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2010 are summarized as follows:

(In thousands)
Within 3 months	$25,441
After 3 through 12 months	64,926
1 through 3 years	22,414
After 3 years	5,124
Total	$117,905

Other Borrowings

Other Borrowings of $37,000,000 at December 31, 2010 are composed of advances from the Federal Home Loan Bank of Atlanta (FHLB), and represent a decrease from $45,237,000 at December 31, 2009. At December 31, 2010 the Bank has pledged $98,499,000 of its portfolio loans to FHLB and can borrow up to $53,666,000 on such collateral.  The Bank has also pledged $48,390,000 of its portfolio loans to Federal Reserve Bank of Atlanta at December 31, 2010, and can borrow up to $28,267,000 on such collateral at the Discount Window. At December 31, 2009 the Bank pledged $110,223,000 of its portfolio loans to FHLB and could borrow up to $60,271,000 on such collateral.  The Bank had also pledged $55,240,000 of its portfolio loans to Federal Reserve Bank of Atlanta at December 31, 2009, and could borrow up to $28,256,000 on such collateral at the Discount Window.

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

Pursuant to the terms of the junior subordinated debentures held by Coastal Banking Company Statutory Trust I and Coastal Banking Company Statutory Trust II, the Company has the option to defer distributions on such securities at any time, and from time to time, for a period not to exceed twenty consecutive quarters.  During the fourth quarter of 2010, the Company elected to defer the interest payments on its trust preferred securities.  Furthermore, pursuant to the terms of the MOU, the Company is prohibited from paying interest on its trust preferred securities absent prior written approval from the Federal Reserve Bank of Richmond.

Capital Resources

Total shareholders’ equity decreased from $37,902,000 at December 31, 2009 to $33,035,000 at December 31, 2010. Net loss for the period reduced equity by $3,807,000. In addition, a decrease of $690,000 resulted from the decrease in fair market value of investment securities available for sale during 2010, net of tax.

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

The following table summarizes the Company’s capital ratios at December 31, 2010 and 2009, respectively:

	December 31, 2010	December 31, 2009
Tier 1 capital (to risk-weighted assets)	13.86%	14.03%
Total capital (to risk-weighted assets)	15.13%	15.28%
Tier 1 capital (to total average assets)	8.96%	9.36%

In light of current market conditions and the Bank’s current risk profile, the Bank has determined that it must achieve and maintain a minimum ratio of total capital to risk-weighted assets of 12% and a minimum leverage ratio of 8% to be considered well capitalized under these market conditions and its risk profile.

See Note 17 of the footnotes to the consolidated financial statements at December 31, 2010 included elsewhere in this annual report for a detail of the Bank’s and Company’s equity and capital positions.

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

The Bank maintains relationships with correspondent banks that can provide funds on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short term unsecured advances of overnight borrowings of up to $15,000,000, in addition to up to $4,000,000 available for day light overdraft. The Bank also has reverse repurchase accommodations with a term of up to one month for a maximum advance of $50 million, limited by the amount of eligible securities pledged, which was $28 million at December 31, 2010. The reverse repurchase agreements are committed borrowing facilities granted by other commercial banks and are secured by securities in the Bank’s investment portfolio.

The amount due from commercial banks on loan sales is another source of short term liquidity available to the Bank.  When residential mortgage loans are shipped to other commercial banks for sale under the terms of forward sale commitments, the gain or loss on sale is immediately recognized under trade date accounting rules, and a loan sales receivable balance is established in other assets.  At December 31, 2010, the balance of the loan sales receivable was $31.5 million, of which approximately 83% was received as cash payments within 31 calendar days.  As such, these funds represent another source of quickly available liquidity to either fund new residential loan originations or repay borrowings.

Cash and due from banks as of December 31, 2010 totaled $1,823,000, a decrease of $856,000 from December 31, 2009. Cash used by operating activities totaled $9,223,000 in 2010, while inflows from investing activities totaled $39,447,000.  Investing inflows were attributable to sales, calls and maturities of investment securities totaling $37,373,000, combined with a net decrease in loans totaling $10,480,000, and proceeds from redemption of bank owned life insurance policies totaling $5,581,000.  These inflows were offset by purchases of securities totaling $14,836,000.

During 2010, we had net cash used of $31,080,000 in financing activities. Financing activities included net decrease in deposits of $22,830,000, combined with repayments of borrowings of $8,250,000.

Off Balance Sheet Commitments

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

The Bank has received notification from purchasers of three EPD claims in 2008, seven EPD claims in 2009, and three EPD claims in 2010. Beyond the initial payment to the purchasers of $71,900 upon receipt of the EPD claims, the maximum remaining exposure under investor claims of a representation and warranty breach would be the difference between the total loan amount and the liquidated value of the underlying collateral.  In the case of our EPD claims, the total loan amount was $2,318,000 and consisted of 13 single family residences. Original loan to value ratios ranged from 75% to 98% and loans with a loan to value ratio over 80% have a mortgage insurance policy in place. If repurchase was required, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.

As discussed above, the representations and warranties in our loan sale agreements provide that we repurchase loans or indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. From the September 2007 inception of the mortgage banking division through December 31, 2010, we have sold residential mortgage loans into the secondary market with a principal balance of approximately $2.364 billion.  From this population of sold loans, we have been required to settle four make whole claims totaling $324,000, and we have repurchased one loan totaling $225,000.

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

In recognition of risk from potential EPD claims and breaches of representations and warranties, an indemnification reserve has been established and maintained since mortgage banking loan sales began in late 2007 to cover potential costs.  We have limited history of costs incurred, so additions to the reserve are made monthly based on a percentage of loan balances sold that month.  This approach recognizes that the risk of indemnification costs will rise in relation to the level of loans sold.  The balance in this indemnification reserve was $683,000 at December 31, 2010 and based on the Company’s modest historical loss experience and the current level of indemnification claims under review, management believes this level of reserve is adequate for potential exposure in connection with loan sale indemnification or EPD claims. However, we can provide no assurance that our methodology will not change and that the balance of this indemnification reserve will prove sufficient to cover actual costs in the future.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2010:

Commitments to extend credit	$17,527,000
Standby letters of credit	$347,000
Loans sold with representations and warranties	$426,202,000

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

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2010.

(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Other borrowings	$37,000	$16,000	$4,000	$15,000	$2,000
Operating lease obligations	337	227	110	––	––
Junior subordinated debentures	7,217	––	––	––	7,217
	$44,554	$16,227	$4,110	$15,000	$9,217

Inflation

Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. We cope with the effects of inflation through the management of interest rate sensitivity, by periodically reviewing and adjusting our pricing of services to consider current costs.

Selected Ratios

The following table sets out certain ratios:

	For the Years Ended December 31,
	2010	2009	2008
Net income (loss) to:
Average tangible shareholders’ equity	(11.09)%	(42.28)%	(13.86)%
Average tangible assets	(0.89)%	(3.18)%	(1.12)%
Dividends to net income	—%	—%	—%
Average equity to average tangible assets	8.10%	7.51%	8.06%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
Coastal Banking Company

We have audited the accompanying balance sheets of Coastal Banking Company as of December 31, 2010 and 2009, and the related statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010. Coastal Banking Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coastal Banking Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC
Albany, Georgia
March 17, 2011

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Cash and due from banks	$1,823,132	$2,679,003
Interest-bearing deposits in banks	406,700	707,593
Federal funds sold	185,258	539,326
Securities available for sale, at fair value	37,720,495	60,515,592
Securities held to maturity, at cost	2,000,000	2,000,000
Restricted equity securities, at cost	4,472,500	4,996,250
Loans held for sale	55,336,007	50,005,901

Loans, net of unearned income	267,600,402	289,658,956
Less allowance for loan losses	6,007,690	6,386,409
Loans, net	261,592,712	283,272,547

Premises and equipment, net	7,380,238	7,599,170
Cash surrender value of life insurance	1,894,971	7,394,114
Intangible assets	62,452	136,480
Other real estate owned	14,452,043	18,176,169
Loan sales receivable	31,505,783	14,849,299
Other assets	8,244,448	10,225,954
Total assets	$427,076,739	$463,097,398
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$18,948,135	$17,775,762
Interest-bearing	327,102,144	351,104,768
Total deposits	346,050,279	368,880,530

Other borrowings	37,000,000	45,237,158
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	3,774,705	3,860,284
Total liabilities	394,041,984	425,194,972

Commitments and contingencies (Note 15)

Shareholders’ Equity:
Preferred stock, par value $.01; 10,000,000 shares authorized; 9,950 shares issued and outstanding in 2010 and 2009	9,581,703	9,515,758
Common stock, par value $.01; 10,000,000 shares authorized; 2,588,707 and 2,568,707 shares issued and outstanding in 2010 and 2009, respectively	25,887	25,687
Additional paid-in capital	41,247,995	41,121,636
Accumulated deficit	(18,300,457)	(13,930,443)
Accumulated other comprehensive income	479,627	1,169,788
Total shareholders’ equity	33,034,755	37,902,426
Total liabilities and shareholders’ equity	$427,076,739	$463,097,398

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended December 31,
	2010	2009
Interest income:
Interest and fees on loans	$17,260,374	$18,191,733
Interest on taxable securities	1,882,331	3,006,007
Interest on nontaxable securities	232,013	551,813
Interest on deposits in other banks	3,100	2,703
Interest on federal funds sold	14,039	3,990
Total interest income	19,391,857	21,756,246

Interest expense:
Interest on deposits	5,772,726	9,039,805
Interest on junior subordinated debentures	397,223	417,071
Interest on other borrowings	1,275,983	1,354,983
Total interest expense	7,445,932	10,811,859

Net interest income	11,945,925	10,944,387
Provision for loan losses	2,695,930	7,771,000
Net interest income after provision for loan losses	9,249,995	3,173,387

Noninterest income:
Service charges on deposit accounts	461,738	565,858
Other service charges, commissions and fees	273,683	306,059
SBA loan income	763,369	163,792
Mortgage banking income	8,230,001	6,682,665
Gain on sale of securities available for sale	939,385	1,065
Gain on tender of securities held to maturity	—	98,996
Loss on Silverton Financial Services stock	—	(507,366)
Income from investment in life insurance contracts	82,152	288,714
Other income	42,594	53,445
Total other income	10,792,922	7,653,228

Noninterest expenses:
Salaries and employee benefits	9,511,877	8,001,701
Occupancy and equipment expense	1,403,786	1,210,033
Advertising fees	139,654	140,470
Amortization of intangible assets	74,028	124,161
Audit fees	463,480	390,531
Data processing fees	1,006,908	921,893
Director fees	165,150	159,200
FDIC insurance expense	836,245	1,017,378
Goodwill impairment	—	10,411,914
Legal and other professional fees	686,641	728,450
Loan collection expense	310,648	777,315
Mortgage loan expense	1,150,240	470,771
OCC examination fees	179,526	124,492
Other real estate expenses	4,738,759	1,918,990
Other operating	1,634,476	1,189,064
Total other expenses	22,301,418	27,586,363

Loss before income taxes	(2,258,501)	(16,759,748)
Income tax expense (benefit)	1,548,072	(2,223,360)
Net loss	$(3,806,573)	$(14,536,388)

Preferred stock dividends	563,441	559,685
Net loss available to common shareholders	$(4,370,014)	$(15,096,073)
Basic and diluted loss per share available to common shareholders	$(1.70)	$(5.88)

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	For the years ended December 31,
	2010	2009
Net loss	$(3,806,573)	$(14,536,388)
Other comprehensive income (loss), net of tax (benefit):
Net unrealized holding gains (losses) arising during period, net of tax (benefit) of $36,147 and ($436,900)	(70,167)	848,100
Reclassification adjustment for gains included in net loss, net of tax of $319,391 and $362	(619,994)	(703)
Total other comprehensive income (loss)	(690,161)	847,397
Comprehensive loss	$(4,496,734)	$(13,688,991)

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2010 and 2009

	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Total
Balance, December 31, 2008	9,950	$9,453,569	2,568,707	$25,687	$41,037,403	$1,165,630	$322,391	$52,004,680
Net loss	—	—	—	—	––	(14,536,388)	—	(14,536,388)
Preferred stock dividend	—	62,189	—	—	––	(559,685)	—	(497,496)
Stock-based compensation expense	—	—	—	—	84,233	—	—	84,233
Other comprehensive income	—	—	—	—	—	—	847,397	847,397
Balance, December 31, 2009	9,950	9,515,758	2,568,707	25,687	41,121,636	(13,930,443)	1,169,788	37,902,426
Net loss	—	—	—	—	––	(3,806,573)	—	(3,806,573)
Restricted stock grant	—	—	20,000	200	(200)	—	—	—
Preferred stock dividend	—	65,945	—	—	––	(563,441)	—	(497,496)
Stock-based compensation expense	—	—	—	—	126,559	—	—	126,559
Other comprehensive loss	—	—	—	—	—	—	(690,161)	(690,161)
Balance, December 31, 2010	9,950	$9,581,703	2,588,707	$25,887	$41,247,995	$(18,300,457)	$479,627	$33,034,755

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,806,573)	$(14,536,388)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization and accretion	713,337	462,202
Amortization of intangible assets	74,028	124,161
Goodwill impairment	—	10,411,914
Stock-based compensation expense	126,559	84,233
Provision for loan losses	2,695,930	7,771,000
Provision for deferred income taxes	198,424	(2,860,351)
Gain on sale of securities available for sale	(939,385)	(1,065)
Gain on tender of securities held to maturity	—	(98,996)
Loss on Silverton Financial Services stock	—	507,366
Net increase in loan sales receivable	(16,656,484)	(2,548,139)
Write downs and losses on sale of other real estate owned	3,927,693	1,054,759
Proceeds from sales of other real estate owned	8,300,582	6,671,738
Increase in cash value of life insurance	(82,152)	(288,714)
Originations of mortgage loans held for sale	(1,013,249,195)	(946,928,854)
Proceeds from sales of mortgage loans held for sale	1,007,919,089	928,327,943
Net decrease in interest receivable	314,142	267,809
Net increase (decrease) in interest payable	18,590	(192,474)
SBA loan income	(763,369)	(163,792)
Mortgage banking income	(8,230,001)	(6,682,665)
Net other operating activities	10,216,182	6,611,652
Net cash used by operating activities	(9,222,603)	(12,006,661)

Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits in banks	300,893	(596,845)
Net (increase) decrease in federal funds sold	354,068	(74,602)
Proceeds from maturities of securities available for sale	16,218,827	14,373,147
Proceeds from sale of securities available for sale	21,154,370	9,906,198
Purchases of securities available for sale	(14,835,580)	(2,107,227)
Proceeds from maturities of securities held to maturity	—	1,120,000
Redemption of bank owned life insurance policies	5,581,295	—
Net change in restricted equity securities	523,750	(709,700)
Net (increase) decrease in loans	10,479,756	(11,610,027)
Purchase of premises and equipment	(330,396)	(160,190)
Net cash provided by investing activities	39,446,983	10,140,754

Cash flows from financing activities:
Net increase (decrease) in deposits	(22,830,251)	6,224,285
Repayment of other borrowings	(8,250,000)	(6,470,000)
Net cash used by financing activities	(31,080,251)	(245,715)

Net decrease in cash and due from banks	(855,871)	(2,111,622)
Cash and due from banks at beginning of year	2,679,003	4,790,625
Cash and due from banks at end of year	$1,823,132	$2,679,003

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$7,427,342	$11,004,333
Cash paid during the year for income taxes	$22,700	$13,637

Noncash Transactions:
Principal balances of loans transferred to other real estate owned	$8,504,149	$20,151,693

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation and Nature of Operations

Coastal Banking Company, Inc. (the “Company”) is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for CBC National Bank (the “Bank”). The Bank commenced business on May 10, 2000 as Lowcountry National Bank. The Company acquired First National Bank of Nassau County, which began its operations in 1999, through its merger with First Capital Bank Holding Corporation on October 1, 2005. On October 27, 2006, the Company acquired the Meigs, Georgia office of the Bank through merger of Cairo Banking Co. with and into the Bank. On August 10, 2008, Lowcountry National Bank and First National Bank of Nassau County merged into one charter. Immediately after the merger, the name of the surviving bank was changed to CBC National Bank and the main office relocated to 1891 South 14th Street, Fernandina Beach, Nassau County, Florida. The Bank’s branches continue to do business under the trade names “Lowcountry National Bank,” “First National Bank of Nassau County,” and “The Georgia Bank” in their respective markets. The Bank provides full commercial banking services to customers throughout Beaufort County, South Carolina; Nassau County, Florida; and Thomas County, Georgia and is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank also has loan production offices in Savannah, Georgia and Jacksonville, Florida, as well as a mortgage office in Atlanta, Georgia. The Company is subject to regulation by the Federal Reserve Board of Governors. The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Statutory Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve requirements was approximately $100,000 at December 31, 2010 and December 31, 2009.

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

In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Restricted Equity Securities

The Company is required to maintain an investment in capital stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank of Atlanta (“FRB”).  The stock is generally pledged as collateral against any borrowings from these institutions.  Based on redemption provisions of these entities, the stock has no quoted market value and is carried at cost.  At their discretion, these entities may declare dividends on the stock.  Management reviews for impairment based on the ultimate recoverability of the cost basis in these stocks.  At December 31, 2010 the balance of FHLB stock was $3,227,800 and the balance of FRB stock was $1,179,700.  At December 31, 2009 the balance of FHLB stock was $3,612,900 and the balance of FRB stock was $1,383,350.

In addition, the Company purchased an investment in common stock of the holding company of one of our correspondent banks during 2010.  The balance of this stock was $65,000 at December 31, 2010.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at fair value under the fair value option accounting guidance for financial instruments.  Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performed its annual test of impairment in the fourth quarter of 2009 and determined that the entire balance of goodwill was impaired as of December 31, 2009. The entire balance was written off against 2009 earnings and the carrying amount of goodwill was zero as of December 31, 2009.  It is important to note that this impairment charge was a non-recurring expense that has no current or future impact on core operating earnings, cash flow, liquidity or risk based regulatory capital ratios.

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

Included in the consolidated statements of operations for December 31, 2010, and 2009 were charges for amortization of identifiable intangible assets in the amounts of $74,000 and $124,000, respectively.

Other real estate owned

Other real estate owned acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value less selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed.  The carrying amount of other real estate owned at December 31, 2010 and 2009 was $14,452,043 and $18,176,169, respectively.

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

Derivative Loan Commitments:  Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance (FASB ASC 815, Derivatives and Hedging).  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in noninterest income.

Forward Loan Sale Commitments:  The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative under the derivatives and hedging accounting guidance (FASB ASC 815) as facts and circumstances may differ significantly.  If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company uses both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.  Mandatory delivery contracts are accounted for as derivative instruments.  Accordingly, forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and liabilities with changes in their fair values recorded in other noninterest income.

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

Losses Per Share

The Company is required to report losses per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of operations. Basic losses per common share are based on the weighted average number of common shares outstanding during the period, which was 2,566,597 shares in 2010 and 2,568,707 shares in 2009, while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, the Company must reconcile the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share”. At December 31, 2010, potential common shares of 435,755 were not included in the calculation of diluted losses per share because the exercise of such shares would be anti-dilutive. There were 325,779 anti-dilutive potential common shares at December 31, 2009. Losses per common share amounts are as follows:

	For the year ended December 31,
	2010	2009
Net loss	$(3,806,573)	$(14,536,388)
Preferred stock dividends	(563,441)	(559,685)
Net loss available to common shareholders	$(4,370,014)	$(15,096,073)

Weighted average common shares	2,566,597	2,568,707
Effect of dilutive securities	––	––
Diluted average common shares	2,566,597	2,568,707

Losses per common share	$(1.70)	$(5.88)
Diluted losses per common share	$(1.70)	$(5.88)

Recent Accounting Pronouncements and Accounting Changes

In June 2009, the FASB issued two standards which change the way entities account for securitizations and special-purpose entities:  Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets, (ASC Topic 860) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (ASC Topic 810).  SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This statement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  These new standards require a number of new disclosures.  SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  These statements are effective at the beginning of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The adoption of these statements did not have a material effect on the Company's consolidated financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU amends ASC Topic 820 to provide users of financial statements with additional information regarding fair value.  New disclosures required by the ASU include disclosures of significant transfers between Level 1 and Level 2 and the reasons for such transfers, disclosure of the reasons for transfers in or out of Level 3 and that significant transfers into Level 3 be disclosed separately from significant transfers out of Level 3, and disclosure of the valuation techniques used in connection with Level 2 and Level 3 valuations and the reason for any changes in valuation methods.  This ASU will generally be effective for interim and annual periods beginning after December 15, 2009.  However, disclosures of purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this ASU did not have a material effect on the Company’s consolidated financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements.  The ASU requires Securities and Exchange Commission (SEC) filers to evaluate subsequent events through the date the financial statements are issued and removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated.  The FASB believes these amendments alleviate potential conflicts with the SEC’s requirements.  The ASU was effective upon issuance for the Company.  The adoption of this ASU did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses.  For public companies, increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update 2010-20.  The guidance defers the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Concentrations of Credit Risk

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily through our full-service offices in Beaufort County, South Carolina; in and around Fulton, Chatham and Thomas Counties in Georgia; and in and around Duval and Nassau Counties in Florida. The Company’s loan portfolio is not concentrated in loans to any single borrower or in a relatively small number of borrowers. Our loan portfolio has a significant number of construction loans that have been subjected to a real estate market down-turn which has adversely affected the earnings of the Company.

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

Reclassification of Certain Items

Certain items in the consolidated financial statements as of and for the year ended December 31, 2009 have been reclassified, with no effect on net loss, to be consistent with the classifications adopted for the year ended December 31, 2010.

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

Additionally, in response to a request by the Federal Reserve Bank of Richmond, the Board of Directors of Coastal Banking Company, Inc. adopted a resolution on January 27, 2010.  This resolution required that the Company obtain prior approval of the Federal Reserve Board before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying cash dividends to common shareholders. The resolution also required that the Company provide the Federal Reserve Bank with prior notification before using its cash assets for purposes other than investments in obligations or equity of the Bank, investments in short-term, liquid assets, or payment of normal and customary expenses, including regularly scheduled interest payments on existing debt.

On November 17, 2010 the Company entered into a Memorandum of Understanding (MOU), an informal enforcement action, with the Federal Reserve Bank of Richmond in lieu of the board resolution described above.  The terms of the MOU are substantially similar to the terms of the Board Resolution.  Generally, the MOU requires the Company to obtain prior approval of the Federal Reserve Bank before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying cash dividends on its securities, including dividends on its common stock and TARP preferred stock, and interest on its trust preferred securities.  Additionally, the MOU requires the Company to comply with banking regulations that prohibit certain indemnification and severance payments and that require prior approval of any appointment of any new directors or the hiring or change in position of any senior executive officers of the Company.  The MOU also requires the submission of quarterly progress reports.

As a result of the Agreement, and the MOU, the Bank and the Company are now operating under heightened regulatory scrutiny and monitoring.  Management has taken aggressive steps to address the components of the Agreement and has frequent contact with the OCC as we work to improve our financial condition and comply with all regulatory directives.  Monitoring of our progress by our regulators is much more frequent and includes interim on-site visits as well as ongoing telephone consultations.  Management recognizes that failure to adequately address the Agreement and the MOU could result in additional actions by the banking regulators with the potential for more severe operating restrictions and oversight requirements, including, but not limited to, the issuance of a consent order and civil money penalties.

Capital Adequacy

As of December 31, 2010, the Bank exceeded all of the regulatory capital ratio levels to be categorized as “well capitalized".  In light of current market conditions and the Bank’s current risk profile, the Bank has determined that it must achieve and maintain a minimum ratio of total capital to risk-weighted assets of 12% and a minimum leverage ratio of 8% to be considered well capitalized under these market conditions.  The Bank exceeded these internal capital ratios as well.

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

Operating Losses

The Company recorded a net loss of $3.8 million for the year ended December 31, 2010 compared to net loss of $14.5 million for the year ended December 31, 2009.  The current year loss was largely the result of an excessive level of non-performing assets, which caused the Company to record increased carrying costs on foreclosed properties and losses on the sale of foreclosed properties, combined with the deferred tax valuation allowance of $1.8 million and income tax expense of $423,000 from the early redemption of Bank Owned Life Insurance (BOLI) policies, partially offset by the favorable impact of a $939,000 gain on sale of marketable securities. Carrying costs on foreclosed assets are expected to remain elevated during 2011 as the Company works towards liquidation of these non-performing assets.  Excluding the charges of $1.8 million for deferred tax asset valuation allowance in 2010, and $10.4 million for impairment of Goodwill in 2009, the current year operating loss of $2.0 million represents a significant improvement from the net operating loss of $4.1 million for the year ended December 31, 2009.

Management has implemented a number of actions in an effort to improve earnings, including significant reductions to the cost of interest bearing liabilities and strict controls over other operating expenses.  These actions have been effective in improving core earnings in 2010; however, asset quality charges throughout the year continued to negatively impact earnings.  Management will continue to focus on asset quality levels as concerns remain that the existing negative economic conditions may worsen, resulting in continued losses that will hinder our ability to return to profitability and further erode capital levels.

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

The primary sources of liquidity are cash and cash equivalents, deposits, scheduled repayments of loans, unpledged investment securities, available borrowing facilities and proceeds from loan sales receivable.  Within deposits we utilize retail deposits from our branch locations, a modest level of brokered deposits, CDARS reciprocal deposits and deposits from other insured depository institutions.  The Agreement requires that our brokered deposits, excluding reciprocal CDARs, not exceed 10% of our total deposits, which is consistent with our existing internal liquidity policy.  As a result of our existing internal liquidity policy, we have been and anticipate continuing to be in compliance with the brokered deposit limitation provision of the Agreement.  Although the FDIC Call Report defines CDARS reciprocal deposits as brokered deposits, CDARS reciprocal deposits are excluded from the brokered deposit limitation provision in the Agreement.  At December 31, 2010 we have the capacity to raise up to an additional $16,592,000 in brokered deposits, if needed, and continue to remain in compliance with the 10% limitation in the Agreement.  Our borrowing facilities include collateralized repurchase agreements and unsecured federal funds lines with correspondent banks, as well as borrowing agreements with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank collateralized by pledged loans and securities.

As of December 31, 2010, the Company had $160.5 million in total borrowing capacity, of which we had utilized $55.2 million or 34.4%, leaving remaining available liquidity of $105.3 million.  Approximately $8 million of the borrowings outstanding were on an overnight basis to fund a temporary bulge in liquidity needs from a year end spike in fundings of loans available for sale.  Loans available for sale are also considered by management as a key source of liquidity as a result of the speed with which these loans are sold and settled for cash.  Management expects that, on average, loans originated for sale will be sold and converted to cash within 18 to 20 business days after the loan is originated.  The balance of loans available for sale averaged just over $64 million in 2010.  Accordingly, in the event of a liquidity crisis, we anticipate having the ability to slow or stop loan origination activity to allow the loans available for sale to convert into cash. Based on current and expected liquidity needs and sources, management expects the Company to be able to meet all obligations as they become due.

Note 3.  Investment Securities

Investment securities are as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$7,132,172	$51,893	$(206,472)	$6,977,593
Mortgage-backed securities	29,861,615	914,063	(32,776)	30,742,902
	$36,993,787	$965,956	$(239,248)	$37,720,495
Held to maturity
Corporate debt securities	$2,000,000	$56,807	$—	$2,056,807
	$2,000,000	$56,807	$—	$2,056,807

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$10,185,270	$218,293	$(33,354)	$10,370,209
Mortgage-backed securities	48,557,915	1,624,517	(37,049)	50,145,383
	$58,743,185	$1,842,810	$(70,403)	$60,515,592
Held to maturity
Corporate debt securities	$2,000,000	$94,717	$—	$2,094,717
	$2,000,000	$94,717	$—	$2,094,717

The following table shows gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position, at December 31, 2010.

Investment securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$4,466,571	$(206,472)	$—	$—	$4,466,571	$(206,472)
Mortgage-backed securities	4,879,208	(32,776)	—	—	4,879,208	(32,776)
Total	$9,345,779	$(239,248)	$—	$—	$9,345,779	$(239,248)

As of December 31, 2010, no individual securities available for sale were in a continuous loss position for twelve months or more and no securities held to maturity were in a loss position. The Company has reviewed investment securities that are in an unrealized loss position in accordance with its accounting policy for other than temporary impairment and believes, based on industry analyst reports and credit ratings, that the deterioration in value, as of December 31, 2010, was attributable to changes in market interest rates and not in the credit quality of the issuer. The unrealized losses are considered temporary because each security carries an acceptable investment grade and the repayment sources of principal and interest are government backed. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

The amortized cost and estimated fair value of investment securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$—	—
Due from one year to five years	1,275,339	1,302,870
Due from five to ten years	2,573,240	2,572,946
Due after ten years	3,283,593	3,101,777
Mortgage-backed securities	29,861,615	30,742,902
	$36,993,787	$37,720,495
Held to maturity
Due in one year or less	$2,000,000	$2,056,807
Due from one year to five years	—	—
Due from five to ten years	—	—
Due after ten years	—	—
	$2,000,000	$2,056,807

Securities with an amortized cost and fair value of $10,494,000 and $11,119,000, respectively as of December 31, 2010 and $39,748,000 and $41,048,000, respectively as of December 31, 2009 were pledged to secure public deposits and Federal Home Loan Bank borrowings.  Pledged securities may not be sold without first pledging replacement securities and obtaining consent of the party to whom the securities are pledged.

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

Note 4.  Loans and allowance for loan losses

The composition of loans is summarized as follows:

	December 31,
	2010	2009
Commercial and financial	$10,120,015	$10,955,636
Agricultural	151,000	319,311
Real estate – construction, commercial	51,272,575	57,573,184
Real estate – construction, residential	12,094,520	13,063,354
Real estate – mortgage, commercial	87,758,132	91,325,597
Real estate – mortgage, residential	103,852,157	112,984,042
Consumer installment loans	2,145,003	3,293,317
Other	207,000	144,515
Gross loans	267,600,402	289,658,956
Less: Allowance for loan losses	6,007,690	6,386,409
Net loans	$261,592,712	$283,272,547

The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade areas of Beaufort County, South Carolina, Nassau County, Florida and Thomas County, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans are summarized as follows:

	December 31, 2010
(In thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial & agricultural	$151	$378	$—	$160	$11
Real Estate - construction	5,082	7,593	—	5,025	30
Real estate - mortgage	8,401	9,229	—	8,829	163
With an allowance recorded:
Commercial, financial & agricultural	479	479	252	481	12
Real Estate - construction	—	—	—	—	—
Real estate - mortgage	4,841	4,878	542	4,926	121
Total impaired loans:
Commercial, financial & agricultural	$630	$857	$252	$641	$23
Real Estate - construction	$5,082	$7,593	$—	$5,025	$30
Real estate - mortgage	$13,242	$14,107	$542	$13,755	$284

	December 31, 2009
(In thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial & agricultural	$158	$386	$—	$319	$54
Real Estate - construction	3,772	7,602	—	4,562	40
Real estate - mortgage	4,285	5,001	—	4,934	81
With an allowance recorded:
Commercial, financial & agricultural	—	—	—	—	—
Real Estate - construction	—	—	—	—	—
Real estate - mortgage	—	—	—	—	—
Total impaired loans:
Commercial, financial & agricultural	$158	$386	$—	$319	$54
Real Estate - construction	$3,772	$7,602	$—	$4,562	$40
Real estate - mortgage	$4,285	$5,001	$—	$4,934	$81

Loans which management identifies as impaired generally will be non-performing loans. Non-performing loans include non-accrual loans or loans which are 90 days or more delinquent as to principal or interest payments.  A loan that is on non-accrual status may not necessarily be considered impaired if circumstances exist whereby the amount due may be collected without foreclosure and/or liquidation of the collateral.

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

b.)	A borrower’s financial condition has deteriorated to such an extent or some condition exists that makes collection of interest and/or principal in full unlikely in management’s opinion.
c.)	Foreclosure or legal action has been initiated as a result of default by the borrower on the terms of the debt.

The following is a summary of current, past due and nonaccrual loans:

	December 31, 2010
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and financial	$––	$––	$––	$5	$5	$10,115	$10,120
Agricultural	––	––	––	151	151	––	151
Real estate – construction, commercial	373	––	––	9,112	9,485	41,788	51,273
Real estate – construction, residential	––	––	––	75	75	12,019	12,094
Real estate – mortgage, commercial	539	––	––	4,284	4,823	82,935	87,758
Real estate – mortgage, residential	1,220	––	––	8,673	9,893	93,959	103,852
Consumer installment loans	3	––	––	2	5	2,140	2,145
Other	––	––	––	––	––	207	207
	$2,135	$––	$––	$22,302	$24,437	$243,163	$267,600

	December 31, 2009
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and financial	$––	$––	$105	$40	$145	$10,811	$10,956
Agricultural	––	––	––	319	319	––	319
Real estate – construction, commercial	1,096	––	––	6,836	7,932	49,641	57,573
Real estate – construction, residential	––	––	––	526	526	12,537	13,063
Real estate – mortgage, commercial	––	––	––	2,831	2,831	88,495	91,326
Real estate – mortgage, residential	899	––	––	3,198	4,097	108,887	112,984
Consumer installment loans	28	9	––	4	41	3,252	3,293
Other	––	––	––	––	––	145	145
	$2,023	$9	$105	$13,754	$15,891	$273,768	$289,659

The Company has followed a conservative approach by classifying any loan as restructured whenever the terms of a loan were adjusted to the benefit of any borrower in financial distress, regardless of the status of the loan at the time of restructuring.  Performing restructured loans includes loans that are on accrual status because they were current or less than 90 days past due at the time of restructure.  In many cases the borrower has never been delinquent, but for various reasons is experiencing financial distress that raises a doubt about the borrower’s continued ability to make payments under current terms. By adjusting the terms of the loan to better fit the borrower’s current financial condition, expectations are that this loan will avoid a future default.  Nonperforming restructured loans are made up of loans that were in default at the time the loan terms were restructured.  The expectation is that by adjusting the terms of such loans, the borrower may begin to make payments again based on the improved loan terms.  These loans will stay on nonaccrual status as restructured loans until the borrower has demonstrated a willingness and ability to make payments in accordance with the new loan terms for a reasonable length of time, typically six months.  At December 31, 2010, the Company had 12 performing restructured loans with a balance of $5,116,000, which were current and paying in accordance with restructured terms, one past due restructured loan with a balance of $373,000, and 13 nonperforming restructured loans with a balance of $10,471,000.  In total, as of December 31, 2010, these 26 restructured loans with a total balance of $15,960,000 represented 6% of the net loan portfolio balance. At December 31, 2009, the Company had 29 performing restructured loans with a balance of $16,052,000, which were current and paying in accordance with restructured terms, and 6 nonperforming restructured loans with a balance of $3,690,000.  In total, as of December 31, 2009, these 35 restructured loans with a total balance of $19,742,000 represented 7% of the net loan portfolio balance.

Management evaluates all loan relationships periodically in order to assess the financial strength of the borrower and the value of any underlying collateral.  Based on the results of these evaluations, management will assign internal loan classifications to designate the relative strength of the credit.  The internal grades used are Pass, Special Mention, and Substandard.  Within the Pass classification, there are sub grades that range from High to Acceptable, all of which indicate that the loan is expected to continue to perform in accordance with its terms.  Loans with potential weaknesses that deserve management’s close attention are classified as Special Mention.  If the potential weakness in a Special Mention loan was to go uncorrected, it could result in deteriorating prospects for continued loan performance at some future date; however the loan is not currently adversely classified.  The final classification of Substandard is assigned to loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  These loans have a well-defined weakness that jeopardizes the liquidation of the debt, and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as Special Mention or Substandard are subject to increased monitoring by management.  This typically includes frequent contact with the borrower to actively manage the borrowing relationship as needed to rehabilitate or mitigate the weakness identified.  At December 31, 2010 the Company had $51,072,000 in loans that were internally criticized or classified of which $34,437,000 or 67% were either current or less than 30 days past due.  At December 31, 2009 the Company had $52,663,000 in loans that were internally criticized or classified of which $40,739,000 or 77% were either current or less than 30 days past due.

A summary of loan credit quality is presented below:

	December 31, 2010
	Pass	Special Mention	Substandard	Total
Commercial and financial	$9,065,857	$––	$1,054,158	$10,120,015
Agricultural	––	––	151,000	151,000
Real estate – construction, commercial	30,052,367	3,070,170	18,150,038	51,272,575
Real estate – construction, residential	11,818,250	201,122	75,148	12,094,520
Real estate – mortgage, commercial	73,239,746	1,698,036	12,820,350	87,758,132
Real estate – mortgage, residential	90,062,762	2,356,733	11,432,662	103,852,157
Consumer installment loans	2,082,025	24,756	38,222	2,145,003
Other	207,000	––	––	207,000
	$216,528,007	$7,350,817	$43,721,578	$267,600,402

	December 31, 2009
	Pass	Special Mention	Substandard	Total
Commercial and financial	$10,150,701	$216,107	$588,828	$10,955,636
Agricultural	––	––	319,311	319,311
Real estate – construction, commercial	34,378,342	4,414,744	18,780,098	57,573,184
Real estate – construction, residential	12,335,168	––	728,186	13,063,354
Real estate – mortgage, commercial	76,096,276	5,034,735	10,194,586	91,325,597
Real estate – mortgage, residential	100,710,686	4,231,398	8,041,958	112,984,042
Consumer installment loans	3,180,101	50,178	63,038	3,293,317
Other	144,515	––	––	144,515
	$236,995,789	$13,947,162	$38,716,005	$289,658,956

The following table summarizes other categories of loans which exhibit increased risk, and therefore are monitored by management

	December 31,
	2010	2009
Loans with interest only payments	$60,947,000	$85,359,000
Junior liens	$23,418,000	$22,588,000
Loans with loan to value ratio greater than 100%	$10,855,000	$10,244,000
Loans with interest reserves	$––	$––

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

An analysis of the activity in the allowance for loan losses is presented below:

	For the Years Ended December 31,
	2010	2009
Balance, beginning of year	$6,386,409	$4,833,491
Provision for loan losses	2,695,930	7,771,000
Loans charged off	(3,727,391)	(6,264,399)
Recoveries of loans previously charged off	652,742	46,317
Balance, end of year	$6,007,690	$6,386,409

The following table summarizes information concerning the allowance for loan losses:

	For the Year Ended December 31, 2010
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total
Allowance balance, beginning of year	$346	$741	$4,241	$351	$707	$6,386
Loans charged off	(237)	(1,515)	(1,904)	(71)	––	(3,727)
Recoveries	1	263	377	12	––	653
Provision for loan losses	433	869	1,328	34	32	2,696
Allowance balance, end of year	$543	$358	$4,042	$326	$739	$6,008

Allowance for loans individually evaluated for impairment	252	––	542	––	––	794
Allowance for loans collectively evaluated for impairment	291	358	3,500	326	739	5,214

Loans individually evaluated for impairment	630	5,082	13,242	––	––	18,954
Loans collectively evaluated for impairment	9,641	58,285	178,368	2,352	––	248,646
Total loans	$10,271	$63,367	$191,610	$2,352	$––	$267,600

	For the Year Ended December 31, 2009
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total
Allowance balance, beginning of year	$252	$764	2,566	$264	987	$4,833
Loans charged off	(599)	(3,831)	(1,828)	(6)	––	(6,264)
Recoveries	2	10	19	15	––	46
Provision for loan losses	691	3,798	3,484	78	(280)	7,771
Allowance balance, end of year	$346	$741	4,241	$351	707	$6,386

Allowance for loans individually evaluated for impairment	––	––	––	––	––	––
Allowance for loans collectively evaluated for impairment	346	741	4,241	351	707	6,386

Loans individually evaluated for impairment	158	3,772	4,285	––	––	8,215
Loans collectively evaluated for impairment	11,117	66,864	200,025	3,438	––	281,444
Total loans	$11,275	$70,636	204,310	$3,438	––	$289,659

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related-party loans are summarized as follows:

	For the Years Ended December 31,
	2010	2009
Balance, beginning of year	$6,778,779	$6,619,170
Advances	760,577	1,039,923
Repayments	(657,784)	(880,314)
Transactions due to changes in related parties	—	—
Balance, end of year	$6,881,572	$6,778,779

Note 5.  Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2010	2009
Land	$3,648,350	$3,648,350
Building	4,421,309	4,339,645
Furniture and equipment	3,039,326	2,945,681
	11,108,985	10,933,676
Less accumulated depreciation	(3,728,747)	(3,334,506)
	$7,380,238	$7,599,170

In 2007, the Bank entered into a non-cancelable lease for office space above the branch building in Port Royal, South Carolina. The lease is for a term of five years that will expire in 2012 with options to renew for subsequent five year periods.

The Bank has an operating lease related to land and buildings at its Bluffton branch.  This lease is cancelable at any time with four months notice.  Notice has been given of intent to cancel this lease effective March 31, 2011 in connection with the closure of the Bluffton branch.

In 2008, the Bank entered into a three-year lease for rental space for a loan production office in Savannah, Georgia. The Bank also has an operating lease for rental space for a loan production office in Jacksonville, Florida. This lease is cancelable at any time with four months notice.

In 2009, the Bank entered into a three-year lease for rental space for a wholesale mortgage office in Atlanta, Georgia.

At December 31, 2010, future minimum lease payments under the non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

2011	$226,891
2012	110,084
$336,975

Total rental expense amounted to $347,197 and $323,990 for the years ended December 31, 2010 and 2009, respectively, under these operating leases.

Note 6.  Other real estate owned

A summary of other real estate owned is presented as follows:

	Years Ended December 31,
	2010	2009
Balance, beginning of year	$18,176,169	$5,750,973
Additions	8,504,149	20,151,693
Disposals	(8,300,582)	(6,671,738)
Valuation write downs and losses on sales	(3,927,693)	(1,054,759)
Balance, end of year	$14,452,043	$18,176,169

Expenses applicable to other real estate owned include the following:

	Years Ended December 31,
	2010	2009
Net loss on sales of real estate	$1,919,155	$200,600
Valuation write downs	2,008,538	854,159
Operating expenses	811,066	864,231
	$4,738,759	$1,918,990

Note 7.  Goodwill and Other Intangible Assets

Following is a summary of information related to acquired intangible assets:

	December 31,
	2010	2009
Core deposit premiums
Gross carrying amount	$1,212,435	$1,212,435
Accumulated amortization	$1,149,983	$1,075,955

The aggregate amortization expense for intangible assets was $74,000 and $124,000 for the years ended December 31, 2010 and 2009, respectively.

The estimated remaining amortization expense is as follows:

2011	39,804
2012	17,555
2013	5,093
$62,452

Changes in the carrying amount of goodwill are as follows:

	For the years ended December 31,
	2010	2009
Beginning balance	$—	$10,411,914
Impairment charge	—	(10,411,914)
Ending balance	$—	$—

Note 8.  Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 was $117,905,006 and $131,446,464, respectively. The Company had $18,217,270 and $22,077,572 in brokered deposits included in time deposits as of December 31, 2010 and 2009, respectively. The scheduled maturities of time deposits at December 31, 2010 are as follows:

2011	$154,415,040
2012	22,430,689
2013	18,004,727
2014	1,733,336
2015 and later	7,942,259
$204,526,051

At December 31, 2010 and 2009, overdraft demand deposits reclassified to loans totaled $22,124 and $60,093, respectively.

Note 9.  Employee Benefit Plans

The Company sponsors the Coastal Banking Company Inc. 401(k) Profit Sharing Plan & Trust (the “Plan”) for the benefit of all eligible employees. All full-time and part-time employees are eligible to participate in the Plan provided they have met the eligibility requirements. Contributions may begin after 30 days of employment. Part-time employees must work a minimum of 1,000 hours per year to be eligible. The Plan allows a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation. Company matched contributions are vested over a five year period. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan in 2010 and 2009 amounted to $189,119 and $172,524, respectively.

Note 10.  Deferred Compensation Plans

The Company adopted a Director and Executive Officer Deferred Compensation Plan in 2004 that allows directors and executive officers to defer compensation. Interest accrues monthly on deferred amounts at a rate, which is equal to the current money market rate offered by the Bank. Accrued deferred compensation of $19,273 and $19,215 is included in other liabilities at December 31, 2010 and 2009, respectively.

Note 11.  Other Borrowings

Other borrowings consist of the following FHLB advances.

		FHLB Advances Outstanding December 31, 2010
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	$2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 9, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	March 7, 2011
Fixed rate	10,000,000	4.25%	May 21, 2014
Fixed rate	5,000,000	3.71%	June 24, 2015
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 7, 2011
Variable rate overnight advance	8,500,000	0.47%
Total	$37,000,000	3.31%

		FHLB Advances Outstanding December 31, 2009
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	$2,500,000	2.69%	April 8, 2010
Fixed rate	2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 9, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	March 8, 2010
Fixed rate	10,000,000	4.25%	May 21, 2014
Convertible fixed rate advance	5,000,000	3.71%	June 24, 2015	June 24, 2010
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 8, 2010
Variable rate overnight advance	14,250,000	0.36%
Less purchase accounting adjustments	(12,842)
Total	$45,237,158	2.88%

The Bank maintains relationships with correspondent banks that can provide funds on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short term unsecured advances of overnight borrowings of up to $15,000,000, in addition to up to $4,000,000 available for day light overdraft. The Bank also has reverse repurchase accommodations with a term of up to one month for a maximum advance of $50 million, limited by the amount of eligible securities pledged, which was $28 million at December 31, 2010. The reverse repurchase agreements are committed borrowing facilities granted by other commercial banks and are secured by securities in the Bank’s investment portfolio.

Note 12.  Income Taxes

The components of income tax expense (benefits) are as follows:

	For the Years Ended December 31,
	2010	2009
Currently payable	$(476,584)	$636,991
Deferred tax benefit	198,424	(2,860,351)
Change in valuation allowance	1,826,232	—
	$1,548,072	$(2,223,360)

The Company’s income tax expense (benefits) differ from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
	2010	2009
Tax at federal income tax rate	$(767,890)	$(5,698,314)
Increase (decrease) resulting from:
Goodwill impairment	—	3,540,051
Deferred tax valuation allowance	1,826,232	—
Tax exempt interest	(106,571)	(166,771)
Other	596,301	101,674
	$1,548,072	$(2,223,360)

Net deferred tax assets are included in other assets. The components of deferred income taxes are as follows:

	December 31,
	2010	2009
Deferred income tax assets:
Net operating losses	$2,131,278	$2,299,909
Loan loss reserves	1,084,417	1,304,683
Other real estate owned	626,129	386,134
Other	475,927	248,163
Total deferred tax assets	4,317,751	4,238,889

Deferred income tax liabilities:
Depreciation and amortization	97,210	164,298
Intangible assets	132,085	184,559
Unrealized gain on securities available for sale	247,081	602,618
Valuation allowance	1,826,232	—
Total deferred tax liabilities	2,302,608	951,475

Net deferred tax asset	$2,015,143	$3,287,414

Note 13.  Junior Subordinated Debentures

In May 2004, Coastal Banking Company Statutory Trust I (the “Trust I”) (a non-consolidated subsidiary) issued $3,000,000 of floating rate trust preferred securities with a maturity of July 23, 2034. The Company received from the Trust I the $3,000,000 proceeds from the issuance of securities and the $93,000 initial proceeds from the capital investment in the Trust I, and accordingly has shown the funds due to the Trust I as $3,093,000 junior subordinated debentures.

All of the common securities of the Trust I are owned by the Company. The proceeds from the issuance of the trust preferred securities were used by the Trust I to purchase $3,093,000 of junior subordinated debentures of the Company, which carry a floating rate equal to the 3-month LIBOR plus 2.75%. At December 31, 2010, this rate was 3.04%. The proceeds received by the Company from the sale of the junior subordinated debentures were used to strengthen the capital position of the Bank and to accommodate current and future growth. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital, and have been included in the Tier I calculation accordingly. The debentures and related accrued interest represent the sole assets of the Trust.

The trust preferred securities accrue and pay distributions quarterly, equal to 3-month LIBOR plus 2.75% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the trust preferred securities; (ii) the redemption price with respect to any trust preferred securities called for redemption by the Trust I, and (iii) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust I.

The trust preferred securities must be redeemed upon maturity of the debentures on July 23, 2034, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust I in whole or in part, on or after July 23, 2009. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the unpaid principal amount, plus any accrued unpaid interest.

Pursuant to the terms of the junior subordinated debentures held by Coastal Banking Company Statutory Trust I, the Company has the option to defer distributions on such securities at any time, and from time to time, for a period not to exceed twenty consecutive quarters.  During the fourth quarter of 2010, the Company elected to defer the interest payments on its trust preferred securities.  Furthermore, pursuant to the terms of the MOU, the Company is prohibited from paying interest on its trust preferred securities absent prior written regulatory approval.

In June 2006, Coastal Banking Company Statutory Trust II (the “Trust II”) (a non-consolidated subsidiary) issued $4,000,000 of fixed rate trust preferred securities with a maturity of September 30, 2036. The Company received from the Trust II the $4,000,000 proceeds from the issuance of securities and the $124,000 initial proceeds from the capital investment in the Trust II, and accordingly has shown the funds due to the Trust II as $4,124,000 junior subordinated debentures.

All of the common securities of the Trust II are owned by the Company. The proceeds from the issuance of the trust preferred securities were used by the Trust II to purchase $4,124,000 of junior subordinated debentures of the Company, which carry a fixed rate of 7.18% until September 30, 2011 and a floating rate equal to the 3-month LIBOR plus 1.60%, adjusted quarterly thereafter. The proceeds received by the Company from the sale of the junior subordinated debentures were used to strengthen the capital position of the Bank and to accommodate current and future growth. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital, and have been included in the Tier I calculation accordingly. The debentures and related accrued interest represent the sole assets of the Trust II.

The trust preferred securities accrue and pay distributions quarterly at a rate of 7.18% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the trust preferred securities; (ii) the redemption price with respect to any trust preferred securities called for redemption by the Trust II, and (iii) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust II.

The trust preferred securities must be redeemed upon maturity of the debentures on September 30, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust II in whole or in part, on or after September 30, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the unpaid principal amount, plus any accrued unpaid interest.

Pursuant to the terms of the junior subordinated debentures held by Coastal Banking Company Statutory Trust II, the Company has the option to defer distributions on such securities at any time, and from time to time, for a period not to exceed twenty consecutive quarters.  During the fourth quarter of 2010, the Company elected to defer the interest payments on its trust preferred securities.  Furthermore, pursuant to the terms of the MOU, the Company is prohibited from paying interest on its trust preferred securities absent prior written regulatory approval.

Note 14.  Stock Based Compensation

The Company adopted a Stock Incentive Plan in 2000 which currently authorizes 388,306 shares of the Company’s common stock for issuance under the Plan.  The Plan provides for the total number of shares authorized for issuance under the Plan to be increased upon the issuance of new shares by the Company by an amount equal to the difference between 15% of the total outstanding shares after the issuance of the new shares and the number of shares authorized for issuance prior to the issuance of the new shares.  The Plan is administered by the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and Bank. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the Board of Directors, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five-year vesting period. Pursuant to the Plan, no Incentive Stock Option may be granted more than ten years after February 15, 2000, the effective date of the Plan. As of December 31, 2010, 84,710 shares were available for grant under this Plan.

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

On May 26, 2010, the Company granted a restricted stock award to Michael G. Sanchez, Chief Executive Officer, for 20,000 shares of the Company’s common stock.  The restricted stock vests and becomes transferable on the later of the date when the Company has fully repaid all obligations under the TARP Capital Purchase Program and the two year anniversary date of the grant date of the restricted stock.  The restricted stock was granted to Mr. Sanchez as compensation for his service to the Company.  The ultimate cost to the Company from this grant will be $68,000 between May 26, 2010 and May 26, 2012.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2010 and 2009. Expected volatilities are based on historical volatility of the Company’s stock. The Company has not and does not expect to pay a dividend to common shareholders in the near future. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Years Ended December 31,
	2010	2009
Weighted average grant date fair value of options granted during the year	$1.41	$1.56
Assumptions used to estimate fair value:
Risk-free interest rate	2.680%	3.449%
Dividend yield	0%	0%
Expected volatility	35%	34%
Expected life	7 years	7 years

Information pertaining to options outstanding at December 31, 2010 is as follows:

Options Outstanding			Options Fully Vested and Exercisable		Options Expected to Vest
Option Shares Outstanding	Average Remaining Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Number Expected To Vest	Weighted Average Exercise Price
5,810	0.4	9.03	5,810	9.03	—	—
11,576	1.0	8.64	11,576	8.64	—	—
4,879	1.4	10.76	4,879	10.76	—	—
2,324	2.3	11.84	2,324	11.84	—	—
11,576	2.4	10.65	11,576	10.65	—	—
1,653	4.6	7.50	1,653	7.50	—	—
3,150	5.6	7.50	2,520	7.50	630	7.50
13,650	5.9	7.50	10,920	7.50	2,730	7.50
12,781	6.5	19.05	12,781	19.05	—	—
21,000	6.8	7.50	12,600	7.50	8,400	7.50
3,000	8.0	5.31	1,200	5.31	1,800	5.31
12,777	8.8	3.63	2,555	3.63	10,222	3.63
126,000	9.4	3.40	—	—	126,000	3.40
230,176	7.4	$6.02	80,394	$10.23	149,782	$3.76

A summary status of the Company’s stock option plan as of December 31, 2010 and changes during the year is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, beginning of year	135,532	$8.88	5.0	$—
Granted during the year	126,000	3.40
Exercised during the year	—	—
Forfeited or expired during the year	(31,356)	7.84
Outstanding, end of year	230,176	6.02	7.4	—
Options exercisable at year end	80,394	10.23	4.2	—

The weighted-average grant-date fair value of options granted during the years 2010 and 2009 was $1.41 and $1.56, respectively. No options were exercised in 2010 or 2009.

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes stock-based compensation expense on a straight-line basis over the options’ related vesting term. As of December 31, 2010, there was $397,461 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the years ended December 31, 2010 and 2009 was $126,559 and $84,233, respectively.

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

The Bank has received notification from purchasers of three EPD claims in 2008, seven EPD claims in 2009, and three EPD claims in 2010. Beyond the initial payment to the purchasers of $71,900 upon receipt of the EPD claims, the maximum remaining exposure under investor claims of a representation and warranty breach would be the difference between the total loan amount and the liquidated value of the underlying collateral.  In the case of our EPD claims, the total loan amount was $2,318,000 and consisted of 13 single family residences. Original loan to value ratios ranged from 75% to 98% and loans with a loan to value ratio over 80% have a mortgage insurance policy in place. If repurchase was required, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.

As discussed above, the representations and warranties in our loan sale agreements provide that we repurchase loans or indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. From the September 2007 inception of the mortgage banking division through December 31, 2010, we have sold residential mortgage loans into the secondary market with a principal balance of approximately $2.364 billion.  From this population of sold loans, we have been required to settle four make whole claims totaling $324,000, and we have repurchased one loan totaling $225,000.

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

In recognition of the risk of potential repurchase or indemnification costs, an indemnification reserve has been established and maintained since our mortgage banking loan sales began in late 2007.  We have limited history of costs incurred, so additions to the reserve are made monthly based on a percentage of loan balances sold that month.  This approach recognizes that the risk of indemnification costs will rise in relation to the level of loans sold.  The balance in this indemnification reserve was $683,304 at December 31, 2010 and based on the Company’s modest historical loss experience and the current level of indemnification claims under review, management believes this level of reserve is adequate for potential exposure in connection with loan sale indemnification or EPD claims.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2010, and December 31, 2009:

	December 31,
	2010	2009
Commitments to extend credit	$17,527,000	$24,488,000
Standby letters of credit	$347,000	$23,000
Loans sold with representations and warranties	$426,202,000	$310,945,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Company and the Bank exceed all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

In addition to the foregoing regulatory capital requirements, in light of current market conditions and the Bank’s current risk profile, the Bank has determined that it must achieve and maintain a minimum ratio of total capital to risk-weighted assets of 12% and a minimum leverage ratio of 8% to be considered well capitalized under these market conditions and its risk profile.

The actual capital amounts and ratios are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital to Risk Weighted Assets
Consolidated	$41,747,835	15.13%	$22,077,505	8.00%	---N/A---
CBC National Bank	$40,021,670	14.50%	$22,079,840	8.00%	$27,599,800	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	$38,257,835	13.86%	$11,038,753	4.00%	---N/A---
CBC National Bank	$36,531,670	13.24%	$11,039,920	4.00%	$16,559,880	6.00%
Tier I Capital to Average Assets
Consolidated	$38,257,835	8.96%	$17,081,161	4.00%	---N/A---
CBC National Bank	$36,531,670	8.57%	$17,052,411	4.00%	$21,315,514	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital to Risk Weighted Assets
Consolidated	$46,682,567	15.28%	$24,444,117	8.00%	---N/A---
CBC National Bank	$42,171,341	13.92%	$24,240,880	8.00%	$30,301,100	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	$42,856,158	14.03%	$12,222,058	4.00%	---N/A---
CBC National Bank	$38,344,932	12.65%	$12,120,440	4.00%	$18,180,660	6.00%
Tier I Capital to Average Assets
Consolidated	$42,856,158	9.36%	$18,306,029	4.00%	---N/A---
CBC National Bank	$38,344,932	8.40%	$18,266,120	4.00%	$22,832,650	5.00%

There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Bank’s and the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. Furthermore, pursuant to the terms of the MOU entered into with the Federal Reserve Board, the Company is prohibited from paying dividends on its capital stock, including its common stock and TARP preferred stock, absent prior regulatory approval.  Additionally, the Bank is restricted in its ability to pay dividends under national banking laws and regulations of the OCC. Generally, these restrictions require the Bank to pay dividends derived solely from net profits. The OCC’s prior approval is also required if dividends declared by the Bank in any calendar year exceed the Bank’s net profit for that year combined with its retained net profits for the preceding two years.

On December 5, 2008, Coastal issued and sold 9,950 preferred shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, along with a Warrant to purchase common stock to the U.S. Treasury as part of the Capital Purchase Program (“CPP”). The U.S. Treasury’s investment in Coastal is part of the government’s program to provide capital to the healthy financial institutions that are the core of the nation’s economy in order to increase the flow of credit to consumers and businesses and provide additional assistance to distressed homeowners facing foreclosure. The TARP preferred stock have an annual 5% cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after five years. Dividends compound if they accrue in arrears. The Board has approved and Coastal paid all dividends on the CPP preferred through November 15, 2010. However, pursuant to the MOU entered into with the Federal Reserve Board, the Company is prohibited from paying dividends on its TARP preferred stock without prior regulatory approval.  In addition, given the requirements under the MOU, the Company has elected to defer all interest payments payable on its trust preferred securities; accordingly, pursuant to the terms of the trust preferred securities, absent authorization of a majority of the holders of the outstanding trust preferred securities, the Company is prohibited from paying dividends on its TARP preferred stock until the Company pays all interest payments due and payable.  The TARP preferred stock has a liquidation preference of $1,000 per share plus accrued dividends. The TARP preferred stock has no redemption date and are not subject to any sinking fund. The TARP preferred stock carries certain restrictions. The TARP preferred stock ranks senior to our common stock and also provide certain limitations on compensation arrangements of executive officers. During the first three years, Coastal may not reinstate a cash dividend on its common shares nor purchase equity shares without the approval of the U.S. Treasury, subject to certain limited exceptions. Coastal may not reinstate a cash dividend on its common shares to the extent preferred dividends remain unpaid. Generally, the TARP preferred stock is non-voting. However, should Coastal fail to pay six quarterly dividends, the holder may elect two directors to the Company’s Board of Directors until such dividends are paid. In connection with the issuance of the TARP preferred stock, a Warrant to purchase 205,579 common shares was issued with an exercise price of $7.26 per share, which was calculated based upon the average closing prices of our common stock on the 20 trading days ending on the last trading day prior to the date that our application was approved to participate in the TARP Capital Purchase Program. The Warrant is immediately exercisable and expires in ten years. The Warrant is subject to a proportionate anti-dilution adjustment in the event of stock dividends or splits, among other events.

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

The TARP preferred stock and Warrant qualify as Tier 1 capital and are presented in permanent equity on the Consolidated Statement of Condition in the amounts of $9,581,703 and $501,475, respectively. Proceeds were allocated between TARP preferred stock and Warrants based on the proportional fair value of each.  The fair value of the TARP preferred stock was calculated using a discounted cash flow model assuming a five year life, a 5% dividend rate and a comparable discount interest rate of 12%. The Preferred Share discount is being amortized over five years.

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

On January 27, 2010, pursuant to a request by the Federal Reserve Bank of Richmond, the Board of Directors of Coastal Banking Company, Inc. adopted a resolution, which provided that the Company must obtain prior approval of the Federal Reserve Board before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying dividends, excluding dividends on outstanding TARP preferred stock.  The Company was also required to provide the Federal Reserve Board with prior notification before using its cash assets, unless the use of such assets was related to an investment in obligations or equity of the Bank, an investment in short-term, liquid assets, or normal and customary expenses, including regularly scheduled interest payments on existing debt.

On November 17, 2010, however, the Company entered into a Memorandum of Understanding (MOU), an informal enforcement action, with the Federal Reserve Board in lieu of the board resolution described above.  The terms of the MOU are substantially similar to the terms of the Board Resolution.  Generally, the MOU requires the Company to obtain prior approval of the Federal Reserve Bank before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying cash dividends on its securities, including dividends on its common stock and TARP preferred stock, and paying interest on its trust preferred securities.  Additionally, the MOU requires the Company to comply with banking regulations that prohibit certain indemnification and severance payments and that require prior approval of any appointment of any new directors or the hiring or change in position of any senior executive officers of the Company.  The MOU also requires the submission of quarterly progress reports.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$37,720,495	$408,363	$37,312,132	$––
Loans held for sale	55,336,007	––	54,286,053	1,049,954
Derivative asset positions	763,457	––	763,457	––
Total fair value of assets measured on a recurring basis	$93,819,959	$408,363	$92,361,642	$1,049,954
Liabilities:
Derivative liability positions	$1,403,004	$––	$1,403,004	$––
Total fair value of liabilities measured on a recurring basis	$1,403,004	$––	$1,403,004	$––

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$60,515,592	$––	$60,515,592	$––
Loans held for sale	50,005,901	––	49,463,110	542,791
Derivative asset positions	837,005	––	837,005	––
Total fair value of assets measured on a recurring basis	$111,358,498	$––	$110,815,707	$542,791
Liabilities:
Derivative liability positions	$1,234,024	$––	$1,234,024	$––
Total fair value of liabilities measured on a recurring basis	$1,234,024	$––	$1,234,024	$––

The table below presents a reconciliation of level 3 assets as of December 31, 2010 and 2009.

	Loans held for sale
	2010	2009
Balance, beginning of year	$542,791	$1,523,332
Total gains included in net income	160,089	171,518
Issuances	29,318,820	33,918,882
Sales	(28,971,746)	(35,070,941)
Transfers in or out of Level 3	––	––
Balance, end of year	$1,049,954	$542,791

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

Other real estate owned is adjusted to fair value upon transfer of the loan collateral to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the OREO or management’s estimation of the value of the OREO. When the fair value of the OREO is based on an observable market price or a current appraised value, the Company records the OREO as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the OREO is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3.

The table below presents the Company’s assets for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the year ended December 31, 2010
Assets:
Impaired loans	$18,953,740	$––	$––	$18,953,740	$––
Other real estate owned	14,452,043	––	––	14,452,043	(3,927,693)
Total fair value of assets measured on a nonrecurring basis	$33,405,783	$––	$––	$33,405,783	$(3,927,693)

The table below presents the Company’s assets for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for theyear ended December 31, 2009
Assets:
Impaired loans	$8,215,542	$––	$––	$8,215,542	$––
Other real estate owned	18,176,169	––	––	18,176,169	(1,054,759)
Total fair value of assets measured on a nonrecurring basis	$26,391,711	$––	$––	$26,391,711	$(1,054,759)

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

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and interest-bearing deposits in banks	$2,229,832	2,229,832	$3,386,596	3,386,596
Federal funds sold	185,258	185,258	539,326	539,326
Securities available for sale	37,720,495	37,720,495	60,515,592	60,515,592
Securities held to maturity	2,000,000	2,056,807	2,000,000	2,094,717
Restricted equity securities	4,472,500	4,472,500	4,996,250	4,996,250
Loans held for sale	55,336,007	55,336,007	50,005,901	50,005,901
Loans, net	261,592,712	258,660,152	283,272,547	288,500,101
Derivative asset positions	763,457	763,457	837,005	837,005
Accrued interest receivable	1,130,560	1,130,560	1,444,702	1,444,702

Financial liabilities:
Deposits	346,050,279	348,358,038	368,880,530	371,290,169
Other borrowings	37,000,000	40,303,524	45,237,158	49,777,577
Junior subordinated debentures	7,217,000	7,223,552	7,217,000	7,195,664
Derivative liability positions	1,403,004	1,403,004	1,234,024	1,234,024
Accrued interest payable	424,654	424,654	406,064	406,064

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

The following tables include the notional amounts and realized gain (loss) for mortgage banking derivatives recognized in mortgage banking income for the periods ending December 31, 2010 and December 31, 2009:

Derivatives not designated as hedging instruments (in thousands)	December 31, 2010	December 31, 2009
Mandatory forward sales contracts
Notional amount	$105,001	$95,593
Gain (loss) on change in market value of mandatory forward sales contracts	$(361)	$300
Derivative asset balance included in other assets	$651	$791
Derivative liability balance included in other liabilities	$1,012	$489

Best efforts forward sales contracts
Notional amount	$4,454	$5,030
Gain on change in market value of best efforts forward sales contracts	$78	$4
Derivative asset balance included in other assets	$78	$29
Derivative liability balance included in other liabilities	$––	$24

Rate lock loan commitments
Notional amount	$64,691	$63,802
Loss on change in market value of rate lock commitments	$(357)	$(704)
Derivative asset balance included in other assets	$34	$17
Derivative liability balance included in other liabilities	$391	$721

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

(In thousands)	Community Banking		Mortgage Banking Operations		Consolidated Company
Year ended December 31,	2010	2009	2010	2009	2010	2009
Interest income	$16,185	$18,452	$3,207	$3,304	$19,392	$21,756
Interest expense	5,903	8,928	1,543	1,884	7,446	10,812
Net interest income	10,282	9,524	1,664	1,420	11,946	10,944
Provision for loan losses	2,654	7,705	42	66	2,696	7,771
Net interest income after provision	7,628	1,819	1,622	1,354	9,250	3,173
Non interest income	2,746	1,109	8,046	6,545	10,792	7,654
Non interest expense	15,823	23,397	6,478	4,189	22,301	27,586
Net income (loss) before tax expense (benefit)	(5,449)	(20,469)	3,190	3,710	(2,259)	(16,759)
Income tax expense (benefit)	595	(3,320)	953	1,097	1,548	(2,223)
Net income (loss) after taxes	$(6,044)	$(17,149)	$2,237	$2,613	$(3,807)	$(14,536)

Average portfolio loans, net	275,012	293,886	5,211	8,045	280,223	301,931
Average loans available for sale	1,168	1,124	63,232	56,486	64,400	57,610
Average total assets	367,337	415,194	69,537	65,388	436,874	480,582
Average deposits	357,911	374,264	––	––	357,911	374,264
Average other borrowings	––	––	39,583	53,420	39,583	53,420

Note 21.  Condensed Financial Information of Coastal Banking Company (Parent Company Only)

Condensed Balance Sheets

	December 31,
	2010	2009
Assets
Cash and due from banks	$2,041,519	$2,604,811
Investment in Coastal Banking Company Statutory Trust I & II	217,000	217,000
Investment in subsidiary bank	38,525,590	40,608,200
Premises and equipment	––	1,193,486
Other assets	3,110	604,844
Total assets	$40,787,219	$45,228,341

Liabilities
Junior subordinated debentures	$7,217,000	$7,217,000
Other liabilities	535,464	108,915
Total liabilities	7,752,464	7,325,915

Shareholders’ Equity
Shareholders’ equity	33,034,755	37,902,426
Total liabilities and shareholders’ equity	$40,787,219	$45,228,341

Condensed Statements of Operations

	For the years ended December 31,
	2010	2009
Income
Interest income	$33,970	$75,570
Other income	46,272	63,227
Total income	80,242	138,797

Expenses
Interest expense	397,223	417,071
Other operating expenses	970,673	803,426
Total expense	1,367,896	1,220,497

Loss before income tax expense (benefits) and equity in undistributed loss of subsidiary	(1,287,654)	(1,081,700)

Income tax expense (benefits)	1,126,470	(396,195)

Loss before equity in undistributed loss of subsidiary	(2,414,124)	(685,505)

Equity in undistributed loss of subsidiary	(1,392,449)	(13,850,883)

Net loss	$(3,806,573)	$(14,536,388)

Condensed Statements of Cash Flows

	For the years ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,806,573)	$(14,536,388)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in undistributed loss of Bank	1,392,449	13,850,883
Depreciation and amortization	22,781	32,698
Stock-based compensation expense	126,559	84,233
Change in other assets and liabilities	281,492	(390,676)
Net cash used by operating activities	(1,983,292)	(959,250)

Cash flows from investing activities:
Proceeds from sale of real estate	1,420,000	—
Contribution of capital to subsidiary bank	—	(600,000)
Net cash provided (used) by investing activities	1,420,000	(600,000)

Net decrease in cash and due from banks	(563,292)	(1,559,250)
Cash and due from banks at beginning of year	2,604,811	4,164,061
Cash and due from banks at end of year	$2,041,519	$2,604,811

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that Coastal Banking Company, Inc. maintained effective internal control over financial reporting as of December 31, 2010.

There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information for this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2011, under the headings “Proposal I: Election of Directors”, “Code of Ethics,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2011, under the heading “Compensation” and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The responses to this Item are included, in part, in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2011, under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock authorized for issuance under the following equity compensation plans and agreements:

●	Coastal Banking Company, Inc. 2000 Stock Incentive Plan (the “Coastal Plan”)

●	First Capital Bank Holding Corporation 1999 Stock Option Plan (the “First Capital Plan”)

●	Coastal Banking Company, Inc. Stock Warrant Agreements

Equity Compensation Plan Information

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance
Equity Plans Approved by Security Holders	230,176	(1)	$6.02	84,710	(2)
Equity Compensation Plans Not Approved by Security Holders	205,579		7.26	––
Total	435,755		6.61	84,710

———————
(1)	Includes 217,163 shares subject to options issued under the Coastal Plan and 13,013 shares subject to options issued under the First Capital Plan.

(2)
Reflects shares available for issuance under the Coastal Plan. No shares are available for issuance under the First Capital Plan. The total number of shares authorized for issuance under the Coastal Plan automatically increases each time the Company issues additional shares of common stock, so that the aggregate number of shares authorized for issuance continues to equal 15% of the total number of outstanding shares of the Company’s common stock. The total number of shares authorized for issuance under the Coastal Plan as of December 31, 2010 was 388,306.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 25, 2011, under the headings “Relationships and Related Transactions” and “Compensation” and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2011, under the heading “Independent Registered Public Accounting Firm” and are incorporated herein by reference.

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

10.4	Form of Lowcountry National Bank Director Deferred Fee Agreement (incorporated by reference to Exhibit 10.5 of the Form 10-K for the period ended December 31, 2004, File No. 000-28333)*

10.4.1
Form of Second Amendment to Lowcountry National Bank Director Deferred Fee Agreement (incorporated by reference to Exhibit 10.13 to the Form 10-K for the period ended December 31, 2006, File No. 000-28333)*

10.4.2
Form of Third Amendment to Lowcountry National Bank Director Deferred Fee Agreement with Dennis O. Green and James W. Holden, Jr. (incorporated by reference to Exhibit 10.4.2 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*

10.4.3
Form of Third Amendment to Lowcountry National Bank Director Deferred Fee Agreement with Ladson F. Howell, James C. Key, and Robert B. Pinkerton (incorporated by reference to Exhibit 10.4.3 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*

10.4.4
Form of First Amendment to the Lowcountry National Bank Director Deferred Fee Agreement (incorporated by reference to Exhibit 10.4.4 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*

10.5	Form of Lowcountry National Bank Executive Deferred Compensation Agreement.(incorporated by reference to Exhibit 10.5 of the Form 10-K for the period ended December 31, 2004, File No. 000-28333)*

10.5.1
Form of Second Amendment to Lowcountry National Bank Executive Deferred Compensation Agreement (incorporated by reference to Exhibit 10.14 to the Form 10-K for the period ended December 31, 2006, file No. 000-28333)*

10.5.2
Amendment to the Lowcountry National Bank Executive Deferred Compensation Agreement for Gary Horn (incorporated by reference to Exhibit 10.5.2 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*

10.5.3
Form of First Amendment to the Lowcountry National Bank Executive Deferred Compensation Agreement (incorporated by reference to Exhibit 10.5.3 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*

10.5.4
Fourth Amendment to the Lowcountry National Bank Executive Deferred Compensation Agreement for Gary Horn, dated May 26, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on June 2, 2010, File No. 000-28333)*

10.6
Amended and Restated Employment Agreement dated December 31, 2008 between the Company and Michael Sanchez (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on January 7, 2009, File No. 000-28333).*

10.6.1
First Amendment to the Restated Employment Agreement between Coastal Banking Company, Inc., CBC National Bank and Michael Sanchez, dated March 20, 2009 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed on March 26, 2009, File No. 000-28333)*

10.7	Salary Continuation Agreement dated April 6, 2005 between the Company and Gary Horn (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, File No. 000-28333).*

10.7.1
First Amendment to Salary Continuation Agreement dated December 17, 2008 between the Company, CBC National Bank and Gary Horn (incorporated by reference to Exhibit 10.7.1 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*

10.8
Employment Agreement dated September 10, 2007 between the Company and Paul R. Garrigues (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*

10.8.1
First Amendment to Employment Agreement dated December 17, 2008 between the Company and Paul R. Garrigues (incorporated by reference to Exhibit 10.12.1 to the Form 10-K for the period ended December 31, 2008, File No. 000-28333)*

10.8.2
Second Amendment to Employment Agreement, dated October 4, 2010, between the Company and Paul R. Garrigues (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on October 8, 2010, File No. 000-28333)*

10.9
Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement –– Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on December 5, 2008, File No. 000-28333)

10.10	Form of Waiver (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on December 5, 2008, File No. 000-28333)*

10.11	Form of Senior Executive Officer Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed on December 5, 2008, File No. 000-28333)*

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

10.16
Executive Supplemental Income Agreement, dated May 1, 2009, between CBC National Bank and Paul Garrigues (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on April 20, 2010, File No. 000-28333)*

10.16.1
First Amendment to Executive Supplemental Income Agreement, dated October 4, 2010, between CBC National Bank and Paul Garrigues (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on October 8, 2010, File No. 000-28333)*

10.17	Restricted Stock Award for Michael G. Sanchez, dated May 26, 2010 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on June 2, 2010, File No. 000-28333)*

21.1	Subsidiaries of the Company

23.1	Consent of Certified Public Accountants.

24.1	Power of Attorney (contained as part of the signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

99.1	Certification of Compliance with EESA Section 111 by Chief Executive Officer

99.2	Certification of Compliance with EESA Section 111 by Chief Financial Officer

———————
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coastal Banking Company, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL BANKING COMPANY, INC.

By:	/s/ Michael G. Sanchez
Michael G. Sanchez
President and Chief Executive Officer

Date:	March 17, 2011

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

Signature	Title	Date

/s/ CHRISTINA H. BRYAN	Director	March 17, 2011
Christina H. Bryan

/s/ Suellen Rodeffer Garner	Chairman of the Board of	March 17, 2011
Suellen Rodeffer Garner	Directors

/s/ Paul R. Garrigues	Chief Financial Officer	March 17, 2011
Paul R. Garrigues **

/s/ MARK B. HELES	Director	March 17, 2011
Mark B. Heles

/s/ JAMES W. HOLDEN, JR.	Director	March 17, 2011
James W. Holden, Jr.

Signature	Title	Date

/s/ Ladson F. Howell	Vice Chairman of the Board of	March 17, 2011
Ladson F. Howell	Directors

/s/ JAMES C. KEY	Director	March 17, 2011
James C. Key

/s/ Robert B. Pinkerton	Director	March 17, 2011
Robert B. Pinkerton

/s/ Michael G. Sanchez	President, Chief Executive Officer	March 17, 2011
Michael G. Sanchez*	And Director

/s/ Edward E. Wilson	Director	March 17, 2011
Edward E. Wilson

/s/ Marshall E. Wood	Director	March 17, 2011
Marshall E. Wood

*      Principal Executive Officer
**    Principal Financial and Accounting Officer