Form 10-Q
period 2011-03-31
COASTAL BANKING CO INC
filed 2011-05-12
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

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

 2,588,707 shares of common stock, $.01 par value, were issued and outstanding on May 12, 2011.

PART 1.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Coastal Banking Company
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Cash and due from banks	$5,043,404	$1,823,132
Interest-bearing deposits in banks	16,743,046	406,700
Federal funds sold	368,551	185,258
Securities available for sale, at fair value	33,757,124	37,720,495
Securities held to maturity, at cost	2,000,000	2,000,000
Restricted equity securities, at cost	4,457,500	4,472,500
Loans held for sale	23,975,317	55,336,007

Loans, net of unearned income	263,596,080	267,600,402
Less allowance for loan losses	6,116,043	6,007,690
Loans, net	257,480,037	261,592,712

Premises and equipment, net	7,352,858	7,380,238
Cash surrender value of life insurance	1,915,165	1,894,971
Intangible assets	50,947	62,452
Other real estate owned	14,302,239	14,452,043
Loan sales receivable	20,807,182	31,505,783
Other assets	7,105,555	8,244,448
Total assets	$395,358,925	$427,076,739
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$20,611,765	$18,948,135
Interest-bearing	303,449,005	327,102,144
Total deposits	324,060,770	346,050,279

Other borrowings	28,500,000	37,000,000
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	2,742,789	3,774,705
Total liabilities	362,520,559	394,041,984

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, par value $.01; 10,000,000 shares authorized; 9,950 shares issued and outstanding in 2011 and 2010	9,598,802	9,581,703
Common stock, par value $.01; 10,000,000 shares authorized; 2,588,707 shares issued and outstanding in 2011 and 2010	25,887	25,887
Additional paid-in capital	41,284,296	41,247,995
Accumulated deficit	(18,426,698)	(18,300,457)
Accumulated other comprehensive income	356,079	479,627
Total shareholders’ equity	32,838,366	33,034,755
Total liabilities and shareholders’ equity	$395,358,925	$427,076,739

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company
Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Interest income:
Interest and fees on loans	$3,963,074	$4,408,483
Interest on taxable securities	343,385	597,094
Interest on nontaxable securities	50,908	66,443
Interest on deposits in other banks	709	889
Interest on federal funds sold	6,270	2,624
Total interest income	4,364,346	5,075,533

Interest expense:
Interest on deposits	1,031,478	1,720,478
Interest on junior subordinated debentures	97,624	97,309
Interest on other borrowings	310,345	323,510
Total interest expense	1,439,447	2,141,297

Net interest income	2,924,899	2,934,236
Provision for loan losses	515,000	400,000
Net interest income after provision for loan losses	2,409,899	2,534,236

Noninterest income:
Service charges on deposit accounts	110,738	130,364
Other service charges, commissions and fees	72,777	64,378
SBA loan income	849,854	41,435
Mortgage banking income	1,368,494	1,003,290
Gain on sale of securities available for sale	––	133,551
Income from investment in life insurance contracts	20,194	33,134
Other income	28,266	17,740
Total other income	2,450,323	1,423,892

Noninterest expenses:
Salaries and employee benefits	2,164,968	1,812,304
Occupancy and equipment expense	339,315	323,513
Advertising fees	49,660	52,804
Amortization of intangible assets	11,505	20,841
Audit fees	99,647	102,359
Data processing fees	251,031	239,914
Director fees	51,700	56,800
FDIC insurance expense	215,569	208,916
Legal and other professional fees	244,825	126,411
OCC examination fees	43,758	45,917
Other real estate expenses	657,485	786,367
Other operating	674,396	305,857
Total other expenses	4,803,859	4,082,003

Income (loss) before income taxes	56,363	(123,875)
Income tax expense	41,131	347,400
Net income (loss)	$15,232	$(471,275)

Preferred stock dividends	141,473	140,500
Net loss available to common shareholders	$(126,241)	$(611,775)
Basic and diluted loss per share available to common shareholders	$(.05)	$(.24)

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company
Consolidated Statements of Comprehensive Loss
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Net income (loss)	$15,232	$(471,275)
Other comprehensive income (loss), net of tax (benefit):
Net unrealized holding gains (losses) arising during period, net of tax (benefit) of ($63,646) and $5,032	(123,548)	9,768
Reclassification adjustment for gains included in net income (loss), net of tax of $45,408	––	(88,143)
Total other comprehensive income (loss)	(123,548)	(78,375)
Comprehensive loss	$(108,316)	$(549,650)

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$15,232	$(471,275)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	178,772	139,958
Amortization of intangible assets	11,505	20,841
Stock-based compensation expense	36,301	22,055
Provision for loan losses	515,000	400,000
Gain on sale of securities available for sale	—	(133,551)
Net (increase) decrease in loan sales receivable	10,698,601	(20,121,408)
Write downs and losses on sale of other real estate owned	496,940	665,578
Proceeds from sales of other real estate owned	2,335,450	1,714,907
Increase in cash value of life insurance	(20,194)	(33,134)
Originations of mortgage loans held for sale	(173,347,037)	(187,224,514)
Proceeds from sales of mortgage loans held for sale	204,707,727	204,748,783
Net (increase) decrease in interest receivable	26,227	(1,036,563)
Net increase in interest payable	134,572	3,200
SBA loan income	(849,854)	(41,435)
Mortgage banking income	(1,368,494)	(1,003,290)
Net other operating activities	2,103,798	4,741,585
Net cash provided by operating activities	45,674,546	2,391,737

Cash flows from investing activities:
Net increase in interest-bearing deposits in banks	(16,336,346)	(292)
Net (increase) decrease in federal funds sold	(183,293)	383,224
Proceeds from maturities of securities available for sale	3,712,454	4,723,113
Proceeds from sale of securities available for sale	—	3,950,875
Purchases of securities available for sale	—	(51,612)
Redemption of bank owned life insurance policies	—	4,153,144
Net change in restricted equity securities	15,000	—
Net decrease in loans	915,089	2,369,399
Purchase of premises and equipment	(87,669)	(9,246)
Net cash provided (used) by investing activities	(11,964,765)	15,518,605

Cash flows from financing activities:
Net decrease in deposits	(21,989,509)	(9,370,359)
Repayment of other borrowings	(8,500,000)	(8,050,000)
Net cash used by financing activities	(30,489,509)	(17,420,359)

Net increase in cash and due from banks	3,220,272	489,983
Cash and due from banks at beginning of year	1,823,132	2,679,003
Cash and due from banks at end of year	$5,043,404	$3,168,986

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,304,875	$2,138,097
Cash paid during the year for income taxes	$106,000	$—

Noncash Transactions:
Principal balances of loans transferred to other real estate owned	$2,682,586	$1,194,157

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements – March 31, 2011 and 2010 (Unaudited) and December 31, 2010

Note 1 - Basis of Presentation

Coastal Banking Company, Inc. (the “Company”) is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for CBC National Bank (the “Bank”). The Bank commenced business on May 10, 2000 as Lowcountry National Bank. The Company acquired First National Bank of Nassau County, which began its operations in 1999, through its merger with First Capital Bank Holding Corporation on October 1, 2005. On October 27, 2006, the Company acquired the Meigs, Georgia office of the Bank through merger of Cairo Banking Co. with and into the Bank. On August 10, 2008, Lowcountry National Bank and First National Bank of Nassau County merged into one charter. Immediately after the merger, the name of the surviving bank was changed to CBC National Bank and the main office relocated to 1891 South 14th Street, Fernandina Beach, Nassau County, Florida. The Bank’s branches in South Carolina and Georgia continue to do business under the trade names “Lowcountry National Bank,” and “The Georgia Bank” in their respective markets. The Bank provides full commercial banking services to customers throughout Beaufort County, South Carolina; Nassau County, Florida; and Thomas County, Georgia and is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank also has loan production offices in Savannah, Georgia and Jacksonville, Florida, as well as a mortgage banking office in Atlanta, Georgia. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Statutory Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

The consolidated financial statements include the accounts of the Company and the Bank.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the Annual Report on Form 10-K for the year ended December 31, 2010.  The financial statements as of March 31, 2011 and for the interim periods ended March 31, 2011 and 2010 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2010 annual report to shareholders on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein.  Actual results could differ from those estimates.

Accounting Policies Recently Adopted

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011. The amendments in ASU No. 2011-01 deferred the effective date related to these disclosures, until after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 will be effective for the Company’s reporting period ending September 30, 2011. The adoption of ASU No. 2011-02 is not expected to have a material impact on our consolidated financial position or results of operations.

Note 2 -Regulatory Oversight, Capital Adequacy, Operating Losses, Liquidity and Management’s Plans

Regulatory Oversight

The Bank entered into a formal agreement with the OCC on August 26, 2009 (the “Agreement”) that imposes certain operational and financial directives on the Bank.  The specific directives of the Agreement address the credit risk in the Bank’s loan portfolio, action required to protect the Bank’s interest in criticized assets, adherence to the Bank’s written profit plan to improve and sustain earnings, limitations on the maximum allowable level of brokered deposits, excluding reciprocal CDARS deposits, and the establishment of a board level Compliance Committee to monitor the Bank’s adherence to the Agreement.

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

On November 17, 2010 the Company entered into a Memorandum of Understanding (“MOU”), an informal enforcement action, with the Federal Reserve Bank of Richmond in lieu of the board resolution described above.  The terms of the MOU are substantially similar to the terms of the Board Resolution.  Generally, the MOU requires the Company to obtain prior approval of the Federal Reserve Bank before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying cash dividends on its securities, including dividends on its common stock and TARP preferred stock, and interest on its trust preferred securities.  Additionally, the MOU requires the Company to comply with banking regulations that prohibit certain indemnification and severance payments and that require prior approval of any appointment of any new directors or the hiring or change in position of any senior executive officers of the Company.  The MOU also requires the submission of quarterly progress reports.

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

Capital Adequacy

As of March 31, 2011, the Bank exceeded all of the regulatory capital ratio levels to be categorized as “well capitalized.”  In light of current market conditions and the Bank’s current risk profile, management has determined that the Bank must achieve and maintain a minimum ratio of total capital to risk-weighted assets of 12% and a minimum leverage ratio of 8% to be considered well capitalized under these market conditions.  The Bank exceeded these internal capital ratios as well.

Key to our efforts to maintain existing capital adequacy is the need for the Bank to return to profitability through a focus on increasing core earnings and decreasing the levels of adversely classified and nonperforming assets. Management is pursuing a number of strategic alternatives to improve the core earnings of the Bank and to reduce the level of classified assets. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level of nonperforming assets are potential barriers to the success of these strategies. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Bank is unable to successfully execute its plans or adequately address regulatory concerns in a sufficient and timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position.

Operating Results

The Company recorded net income of $15,000 for the three months ended March 31, 2011 compared to net loss of $471,000 for the three months ended March 31, 2010.  The prior year loss was largely the result of an income tax expense of $263,000 from a non-recurring early redemption of Bank Owned Life Insurance (BOLI) policies.  During both years, we experienced excessive levels of nonperforming assets, which caused the Company to record increased carrying costs on foreclosed properties and losses on the sale of foreclosed properties. Carrying costs on foreclosed assets are expected to remain elevated during 2011 as the Company continues to liquidate these nonperforming assets.  The current quarter net income represents an improvement of $486,000 from the net loss of $471,000 for the three months ended March 31, 2010.

Management has implemented a number of actions in an effort to improve earnings, including significant reductions to the cost of interest bearing liabilities and strict controls over other operating expenses.  These actions have been effective in improving core earnings in 2010 and 2011; however, asset quality charges throughout the year continued to negatively impact earnings.  Management will continue to focus on asset quality levels as concerns remain that the existing negative economic conditions may worsen, resulting in continued losses that will hinder our ability to return to profitability and further erode capital levels.

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

The primary sources of liquidity are cash and cash equivalents, deposits, scheduled repayments of loans, unpledged investment securities, available borrowing facilities and proceeds from loan sales receivable.  Within deposits we utilize retail deposits from our branch locations, a modest level of brokered deposits, CDARS reciprocal deposits and deposits from other insured depository institutions.  The Agreement requires that our brokered deposits, excluding reciprocal CDARs, not exceed 10% of our total deposits, which is consistent with our existing internal liquidity policy.  As a result of our existing internal liquidity policy, we have been and anticipate continuing to be in compliance with the brokered deposit limitation provision of the Agreement.  Although the FDIC Call Report defines CDARS reciprocal deposits as brokered deposits, CDARS reciprocal deposits are excluded from the brokered deposit limitation provision in the Agreement.  At March 31, 2011 we have the capacity to raise up to an additional $17,778,000 in brokered deposits, if needed, and continue to remain in compliance with the 10% limitation in the Agreement.  Our borrowing facilities include collateralized repurchase agreements and unsecured federal funds lines with correspondent banks, as well as borrowing agreements with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank collateralized by pledged loans and securities.

As of March 31, 2011, the Company had $152.1 million in total borrowing capacity, of which we had utilized $43.3 million or 28.5%, leaving remaining available liquidity of $108.8 million.  Additionally, loans available for sale are considered by management as a key source of liquidity as a result of the speed with which these loans are sold and settled for cash.  Management expects that, on average, loans originated for sale will be sold and converted to cash within 18 to 20 business days after the loan is originated.  The balance of loans available for sale averaged just over $58 million during the first three months of 2011.  Accordingly, in the event of a liquidity crisis, we anticipate having the ability to slow or stop loan origination activity to allow the loans available for sale to convert into cash. Based on current and expected liquidity needs and sources, management expects the Company to be able to meet all obligations as they become due.

Note 3 – Losses Per Share

The following table sets forth the computation of basic and diluted losses per share for the three months ended March 31.

	For the three months ended March 31,
	2011	2010
Net income (loss)	$15,232	$(471,275)
Preferred stock dividends	(141,473)	(140,500)
Net loss available to common shareholders	$(126,241)	$(611,775)

Weighted average common shares	2,571,735	2,568,707
Effect of dilutive securities	––	––
Diluted average common shares	2,571,735	2,568,707

Losses per common share	$(0.05)	$(0.24)
Diluted losses per common share	$(0.05)	$(0.24)

Note 4 – Investment Securities

Investment securities are as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$7,131,059	$16,994	$(263,491)	$6,884,562
Mortgage-backed securities	26,086,551	834,121	(48,110)	26,872,562
	$33,217,610	$851,115	$(311,601)	$33,757,124
Held to maturity
Corporate debt securities	$2,000,000	$39,257	$—	$2,039,257
	$2,000,000	$39,257	$—	$2,039,257

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$7,132,172	$51,893	$(206,472)	$6,977,593
Mortgage-backed securities	29,861,615	914,063	(32,776)	30,742,902
	$36,993,787	$965,956	$(239,248)	$37,720,495
Held to maturity
Corporate debt securities	$2,000,000	$56,807	$—	$2,056,807
	$2,000,000	$56,807	$—	$2,056,807

The following table shows gross unrealized losses and fair value of securities, aggregated by category and length of time that the securities have been in a continuous unrealized loss position, at March 31, 2011.

Investment securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$5,046,416	$(263,491)	$—	$—	$5,046,416	$(263,491)
Mortgage-backed securities	5,785,647	(48,110)	—	—	5,785,647	(48,110)
Total	$10,832,063	$(311,601)	$—	$—	$10,832,063	$(311,601)

As of March 31, 2011, no individual securities available for sale were in a continuous loss position for twelve months or more and no securities held to maturity were in a loss position. The Company has reviewed investment securities that are in an unrealized loss position in accordance with its accounting policy for other than temporary impairment and believes, based on industry analyst reports and credit ratings, that the deterioration in value, as of March 31, 2011, was attributable to changes in market interest rates and not in the credit quality of the issuer. The unrealized losses are considered temporary because each security carries an acceptable investment grade and the repayment sources of principal and interest are government backed. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

The amortized cost and estimated fair value of investment securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$273,673	$276,873
Due from one year to five years	1,001,826	1,014,310
Due from five to ten years	2,920,287	2,859,833
Due after ten years	2,935,273	2,733,546
Mortgage-backed securities	26,086,551	26,872,562
	$33,217,610	$33,757,124
Held to maturity
Due in one year or less	$2,000,000	$2,039,257
Due from one year to five years	—	—
Due from five to ten years	—	—
Due after ten years	—	—
	$2,000,000	$2,039,257

Securities with an amortized cost and fair value of $9,657,000 and $10,170,000, respectively, as of March 31, 2011 and $10,494,000 and $11,119,000, respectively, as of December 31, 2010, were pledged to secure public deposits and Federal Home Loan Bank borrowings.  Pledged securities may not be sold without first pledging replacement securities and obtaining consent of the party to whom the securities are pledged.

Gains and losses on sales of securities available for sale consist of the following:

	For the Three Months Ended March 31,
	2011	2010
Gross gains on sales of securities	$—	$133,551
Gross losses on sales of securities	—	—
Net realized gains on sales of securities available for sale	$—	$133,551

Note 5 — Loans and allowance for loan losses

The composition of loans is summarized as follows:

	March 31, 2011	December 31, 2010
Commercial and financial	$9,801,003	$10,120,015
Agricultural	151,000	151,000
Real estate – construction, commercial	49,976,539	51,272,575
Real estate – construction, residential	10,204,479	12,094,520
Real estate – mortgage, commercial	89,056,027	87,758,132
Real estate – mortgage, residential	102,144,031	103,852,157
Consumer installment loans	2,051,001	2,145,003
Other	212,000	207,000
Gross loans	263,596,080	267,600,402
Less: Allowance for loan losses	6,116,043	6,007,690
Net loans	$257,480,037	$261,592,712

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

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans are summarized as follows:

	March 31, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial & agricultural	$155	$383	$—	$155	$—
Real Estate - construction	5,114	6,765	—	5,114	—
Real estate - mortgage	6,926	7,575	—	7,760	38
With an allowance recorded:
Commercial, financial & agricultural	—	—	—	—	—
Real Estate - construction	3,258	3,298	344	3,231	12
Real estate - mortgage	2,901	2,917	507	2,901	—
Total impaired loans:
Commercial, financial & agricultural	$155	$383	$—	$155	$—
Real Estate - construction	$8,372	$10,063	$344	$8,345	$12
Real estate - mortgage	$9,827	$10,492	$507	$10,661	$38

	December 31, 2010
(In thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial & agricultural	$151	$378	$—	$160	$11
Real Estate - construction	5,082	7,593	—	5,025	30
Real estate - mortgage	8,401	9,229	—	8,829	163
With an allowance recorded:
Commercial, financial & agricultural	479	479	252	481	12
Real Estate - construction	—	—	—	—	—
Real estate - mortgage	4,841	4,878	542	4,926	121
Total impaired loans:
Commercial, financial & agricultural	$630	$857	$252	$641	$23
Real Estate - construction	$5,082	$7,593	$—	$5,025	$30
Real estate - mortgage	$13,242	$14,107	$542	$13,755	$284

Loans which management identifies as impaired generally will be nonperforming loans. Nonperforming loans include nonaccrual loans or loans which are 90 days or more delinquent as to principal or interest payments.  A loan that is on nonaccrual status may not necessarily be considered impaired if circumstances exist whereby the amount due may be collected without foreclosure and/or liquidation of the collateral.

Loans exhibiting one or more of the following attributes are placed on a nonaccrual status:

a.)
Principal and/or interest is 90 days or more delinquent, unless the obligation is (i) well secured by collateral with a realizable value sufficient to discharge the debt including accrued interest in full, and (ii) in the process of collection, which is reasonably expected to result in repayment of the debt or in its restoration to a current status.

b.)	A borrower’s financial condition has deteriorated to such an extent, or some condition exists, that makes collection of interest and/or principal in full unlikely in management’s opinion.
c.)	Foreclosure or legal action has been initiated as a result of default by the borrower on the terms of the debt.

The following is a summary of current, past due and nonaccrual loans:

	March 31, 2011
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and financial	$13	$––	$––	$4	$17	$9,784	$9,801
Agricultural	––	––	––	151	151	––	151
Real estate – construction, commercial	201	––	––	8,297	8,498	41,479	49,977
Real estate – construction, residential	––	––	––	75	75	10,129	10,204
Real estate – mortgage, commercial	––	1,421	––	4,418	5,839	83,217	89,056
Real estate – mortgage, residential	141	280	––	7,731	8,152	93,992	102,144
Consumer installment loans	––	7	––	2	9	2,042	2,051
Other	––	––	––	––	––	212	212
	$355	$1,708	$––	$20,678	$22,741	$240,855	$263,596

	December 31, 2010
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and financial	$––	$––	$––	$5	$5	$10,115	$10,120
Agricultural	––	––	––	151	151	––	151
Real estate – construction, commercial	373	––	––	9,112	9,485	41,788	51,273
Real estate – construction, residential	––	––	––	75	75	12,019	12,094
Real estate – mortgage, commercial	539	––	––	4,284	4,823	82,935	87,758
Real estate – mortgage, residential	1,220	––	––	8,673	9,893	93,959	103,852
Consumer installment loans	3	––	––	2	5	2,140	2,145
Other	––	––	––	––	––	207	207
	$2,135	$––	$––	$22,302	$24,437	$243,163	$267,600

Management evaluates all loan relationships periodically in order to assess the financial strength of the borrower and the value of any underlying collateral.  Based on the results of these evaluations, management will assign internal loan classifications to designate the relative strength of the credit.  The internal grades used are Pass, Special Mention, and Substandard.  Within the Pass classification, there are sub grades that range from High to Acceptable, all of which indicate that the loan is expected to continue to perform in accordance with its terms.  Loans with potential weaknesses that deserve management’s close attention are classified as Special Mention.  If the potential weakness in a Special Mention loan was to go uncorrected, it could result in deteriorating prospects for continued loan performance at some future date; however, the loan is not currently adversely classified.  The Substandard classification is assigned to loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  These loans have a well-defined weakness that jeopardizes the payment of the debt or the liquidation of the collateral securing the debt, and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as Special Mention or Substandard are subject to increased monitoring by management.  This typically includes frequent contact with the borrower to actively manage the borrowing relationship as needed to rehabilitate or mitigate the weakness identified.

A summary of loan credit quality is presented below:

(In thousands)	March 31, 2011
	Pass	Special Mention	Substandard	Total
Commercial and financial	$8,600	$––	$1,201	$9,801
Agricultural	––	––	151	151
Real estate – construction, commercial	30,063	2,235	17,679	49,977
Real estate – construction, residential	9,868	261	75	10,204
Real estate – mortgage, commercial	72,207	5,781	11,068	89,056
Real estate – mortgage, residential	89,393	2,304	10,447	102,144
Consumer installment loans	1,985	31	35	2,051
Other	212	––	––	212
	$212,328	$10,612	$40,656	$263,596

(In thousands)	December 31, 2010
	Pass	Special Mention	Substandard	Total
Commercial and financial	$9,066	$––	$1,054	$10,120
Agricultural	––	––	151	151
Real estate – construction, commercial	30,053	3,070	18,150	51,273
Real estate – construction, residential	11,818	201	75	12,094
Real estate – mortgage, commercial	73,240	1,698	12,820	87,758
Real estate – mortgage, residential	90,062	2,357	11,433	103,852
Consumer installment loans	2,082	25	38	2,145
Other	207	––	––	207
	$216,528	$7,351	$43,721	$267,600

Risk Elements in the Loan Portfolio

As addressed in the discussion on the provision and allowance for loan losses in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, loans on nonaccrual status decreased by $1,624,000, or 7.3%, from $22,302,000 at December 31, 2010 to $20,678,000 at March 31, 2011.  In addition to the level of loans on nonaccrual status, there are a number of other portfolio characteristics that management monitors and evaluates to assess the risk profile of the loan portfolio.  The following is a summary of risk elements in the loan portfolio:

	Loans with Interest Only Payments
(In thousands)	March 31, 2011		December 31, 2010
Commercial and financial	$5,705	9%	$5,413	9%
Real estate – construction, commercial	21,815	35%	22,407	37%
Real estate – construction, residential	2,160	4%	2,097	4%
Real estate – mortgage, commercial	12,416	20%	11,026	18%
Real estate – mortgage, residential	19,528	31%	19,136	31%
Consumer installment loans	681	1%	712	1%
Other	174	––%	156	––%
	$62,479		$60,947

As shown above, we have a moderate concentration of interest only loans in our portfolio, and such loans are generally regarded as carrying a higher risk profile than fully amortizing loans.  It is important to note that none of the interest only loans in our portfolio allow negative amortization, nor do we have any loans with capitalized interest reserves.

	Geographic Concentration of Loan Portfolio
	March 31, 2011
(In thousands)	Florida	Georgia	South Carolina	Other
Commercial and financial	$6,147	$258	$3,255	$141
Agricultural	––	151	––	––
Real estate – construction, commercial	15,788	6,630	25,631	1,928
Real estate – construction, residential	3,519	599	5,840	246
Real estate – mortgage, commercial	33,626	12,025	42,320	1,085
Real estate – mortgage, residential	33,154	28,240	38,769	1,981
Consumer installment loans	552	279	1,220	––
Other	50	125	37	––
	$92,836	$48,307	$117,072	$5,381

	Geographic Concentration of Loan Portfolio
	December 31, 2010
(In thousands)	Florida	Georgia	South Carolina	Other
Commercial and financial	$6,149	$372	$3,488	$111
Agricultural	––	151	––	––
Real estate – construction, commercial	16,206	6,892	26,247	1,928
Real estate – construction, residential	3,835	937	7,322	––
Real estate – mortgage, commercial	33,074	11,025	42,751	908
Real estate – mortgage, residential	34,577	30,189	38,617	469
Consumer installment loans	579	205	1,361	––
Other	32	125	50	––
	$94,452	$49,896	$119,836	$3,416

We also monitor and evaluate several other loan portfolio characteristics at a total portfolio level rather than by major loan category. These characteristics include:

Junior Liens – Loans secured by liens in subordinate positions tend to have a higher risk profile than loans secured by liens in the first or senior position.  At March 31, 2011 the Company held $22,844,000 of loans secured by junior liens, which represented approximately 8.7% of the total net loan portfolio.  Net loan charge-offs was $193,000 in the quarter ended March 31, 2011 for all loans secured by junior liens for an annualized loss rate of 3.4%.  At December 31, 2010 the Company held $23,418,000 of loans secured by junior liens which represents approximately 8.8% of the total net portfolio of loans.  Historical loss experience as measured by net loan charge offs was $414,000 in the year ended December 31, 2010 for all loans secured by junior liens for an annualized loss rate of 1.8%.

High Loan to Value Ratios – Typically the Company will not originate a new loan with a loan to value (LTV) ratio in excess of 100%.  However, declines in collateral values can result in the case of an existing loan renewal with an LTV ratio in excess of 100% based on the current appraised value of the collateral.  In such cases the borrower may be asked to pledge additional collateral or to renew the loan for a lesser amount.  If the borrower lacks the ability to pay down the loan or provide additional collateral, but has the ability to continue to service the debt, the loan will be renewed with an LTV ratio in excess of 100%.  At March 31, 2011 the loan portfolio included 30 loans with an aggregate balance of $13,799,000, or 5.2% of the net loan portfolio, with LTV ratios in excess of 100%.  At December 31, 2010 the loan portfolio included 29 loans with an aggregate balance of $10,855,000, or 4.1% of the net loan portfolio, with LTV ratios in excess of 100%.

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

The first category is identified as performing restructured loans, which includes loans that are on accrual status because they were current or less than 90 days past due at the time of restructure.  In many cases the borrower has never been delinquent, but for various reasons is experiencing financial distress that raises a doubt about the borrower’s continued ability to make payments under current terms. By adjusting the terms of the loan to better fit the borrower’s current financial condition, expectations are that this loan will avoid a future default.  For regulatory purposes, these loans are only reported as restructured during the fiscal year in which the restructure occurred, after which the designation as a restructured loan is removed provided the borrower is paying in accordance with the restructured loan terms and the loan has a market rate of interest.

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

Although our experience with restructured loans has been limited to just the last few years, it appears that performing restructured loans perform better than nonperforming restructured loans, as evidenced by a lower delinquency recidivism rate. At March 31, 2011, the Company had three performing restructured loans with a balance of $1,315,000, each of which were current and paying in accordance with restructured terms, two past due restructured loans with a balance of $481,000, and 11 nonperforming restructured loans with a balance of $10,365,000.  As of March 31, 2011, these 16 restructured loans with a total balance of $12,161,000 represented 5% of the net loan portfolio balance. At December 31, 2010, the Company had 12 performing restructured loans with a balance of $5,116,000, each of which were current and paying in accordance with restructured terms, one past due restructured loan with a balance of $373,000, and 13 nonperforming restructured loans with a balance of $10,471,000.  In total, as of December 31, 2010, these 26 restructured loans with a total balance of $15,960,000 represented 6% of the net loan portfolio balance.

Criticized or Classified Loans – Management evaluates all loan relationships periodically in order to assess the financial strength of the borrower and the value of any underlying collateral.  Loans that are found to have a potential or actual weakness are identified as criticized or classified and subject to increased monitoring by management.  This typically includes frequent contact with the borrower to actively manage the borrowing relationship as needed to rehabilitate or mitigate the weakness identified.  At March 31, 2011, the Company had $51,268,000 in loans that were internally criticized or classified, of which $32,531,000, or 63%, were either current or less than 30 days past due.  At December 31, 2010, the Company had $51,072,000 in loans that were internally criticized or classified, of which $34,437,000, or 67%, were either current or less than 30 days past due.

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of earnings. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio. The allowance for loan losses represents an amount, which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based upon a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. To the extent that the recovery of loan balances has become collateral dependent, we obtain appraisals not less than annually, and then we reduce these appraised values by the amount estimated for selling and holding costs to determine the liquidated value.  Any shortfall between the liquidated value and the loan balance is charged against the allowance for loan losses in the month the related appraisal was received. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs can reduce this allowance. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, commercial and residential real estate market trends, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

An analysis of the activity in the allowance for loan losses is presented below:

	For the Three Months Ended March 31,
	2011	2010
Balance, beginning of year	$6,007,690	$6,386,409
Provision for loan losses	515,000	400,000
Loans charged off	(499,947)	(175,601)
Recoveries of loans previously charged off	93,301	52,506
Balance, end of period	$6,116,044	$6,663,314

The following table summarizes information concerning the allowance for loan losses:

	For the Three Months Ended March 31, 2011
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total
Allowance balance, beginning of year	$543	$358	$4,042	$326	$739	$6,008
Loans charged off	––	(3)	(497)	––	––	(500)
Recoveries	13	––	79	1	––	93
Provision for loan losses	(290)	20	608	6	171	515
Allowance balance, end of period	$266	$375	$4,232	$333	$910	$6,116

	March 31, 2011
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total

Allowance for loans individually evaluated for impairment	––	––	851	––	––	851
Allowance for loans collectively evaluated for impairment	266	375	3,381	333	910	5,265

Loans individually evaluated for impairment	155	8,372	9,827	––	––	18,354
Loans collectively evaluated for impairment	9,797	51,809	181,373	2,263	––	245,242
Total loans	$9,952	$60,181	$191,200	$2,263	$––	$263,596

	For the Three Months Ended March 31, 2010
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total
Allowance balance, beginning of year	$346	$741	$4,241	$351	$707	$6,386
Loans charged off	––	(27)	(98)	(51)	––	(176)
Recoveries	––	45	7	1	––	53
Provision for loan losses	(25)	(36)	(64)	206	319	400
Allowance balance, end of period	$321	$723	$4,086	$507	$1,026	$6,663

	December 31, 2010
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total
Allowance for loans individually evaluated for impairment	252	––	542	––	––	794
Allowance for loans collectively evaluated for impairment	291	358	3,500	326	739	5,214

Loans individually evaluated for impairment	630	5,082	13,242	––	––	18,954
Loans collectively evaluated for impairment	9,641	58,285	178,368	2,352	––	248,646
Total loans	$10,271	$63,367	$191,610	$2,352	$––	$267,600

As shown in the tables and narrative above, there was no significant activity related to changes in credit quality during the quarter ended March 31, 2011, in that overall credit quality neither improved nor degraded significantly during the quarter.

Note 6 — Other Real Estate Owned

A summary of other real estate owned is presented as follows:

	Three Months Ended March 31,
	2011	2010
Balance, beginning of year	$14,452,043	$18,176,169
Additions	2,682,586	1,194,157
Disposals	(2,335,450)	(1,714,907)
Valuation write downs and losses on sales	(496,940)	(665,578)
Balance, end of period	$14,302,239	$16,989,841

Expenses applicable to other real estate owned include the following:

	Three Months Ended March 31,
	2011	2010
Net loss on sales of real estate	$246,995	$118,740
Valuation write downs	249,945	546,838
Operating expenses	160,545	120,789
	$657,485	$786,367

Note 7 — Stock-Based Compensation

The Company adopted a Stock Incentive Plan in 2000 which currently authorizes 388,306 shares of the Company’s common stock for issuance under the Plan.  The Plan provides for the total number of shares authorized for issuance under the Plan to be increased upon the issuance of new shares by the Company by an amount equal to the difference between 15% of the total outstanding shares after the issuance of the new shares and the number of shares authorized for issuance prior to the issuance of the new shares.  The Plan is administered by the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and Bank. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the Board of Directors, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five-year vesting period. Pursuant to the Plan, no Incentive Stock Option may be granted more than ten years after February 15, 2000, the effective date of the Plan. As of March 31, 2011, 92,465 shares were available for grant under this Plan.

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

On May 26, 2010, the Company granted a restricted stock award to Michael G. Sanchez, Chief Executive Officer, for 20,000 shares of the Company’s common stock.  The restricted stock vests and becomes transferable on the later of the date when the Company has fully repaid all obligations under the TARP Capital Purchase Program or the two year anniversary date of the grant date of the restricted stock.  The restricted stock was granted to Mr. Sanchez as compensation for his service to the Company.  The ultimate cost to the Company from this grant will be $68,000 between May 26, 2010 and May 26, 2012.

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

On March 21, 2008, the Company granted a restricted stock award to Gary Horn, Regional President of Lowcountry National Bank, for 5,000 shares of the Company’s common stock.  The restricted stock vests in five equal annual increments on the anniversary date of the grant date of the restricted stock.  The restricted stock was granted to Mr. Horn as compensation for his service to the Bank. The ultimate cost to the Company from this grant will be $68,750 between March 21, 2008 and March 21, 2013.

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

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$33,757,124	$241,898	$33,515,226	$––
Loans held for sale	23,975,317	––	23,652,696	322,621
Derivative asset positions	452,084	––	452,084	––
Total fair value of assets measured on a recurring basis	$58,184,525	$241,898	$57,620,006	$322,621
Liabilities:
Derivative liability positions	$322,100	$––	$322,100	$––
Total fair value of liabilities measured on a recurring basis	$322,100	$––	$322,100	$––

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$37,720,495	$408,363	$37,312,132	$––
Loans held for sale	55,336,007	––	54,286,053	1,049,954
Derivative asset positions	763,457	––	763,457	––
Total fair value of assets measured on a recurring basis	$93,819,959	$408,363	$92,361,642	$1,049,954
Liabilities:
Derivative liability positions	$1,403,004	$––	$1,403,004	$––
Total fair value of liabilities measured on a recurring basis	$1,403,004	$––	$1,403,004	$––

The table below presents a reconciliation of level 3 assets as of March 31, 2011 and 2010.

	Loans held for sale
	2011	2010
Balance, beginning of year	$1,049,954	$542,791
Total gains included in net income	39,959	16,247
Issuances	3,510,848	2,299,632
Sales	(4,278,140)	(2,464,588)
Transfers in or out of Level 3	––	––
Balance, end of period	$322,621	$394,082

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

Other real estate owned ("OREO") is adjusted to fair value upon transfer of the loan collateral to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the OREO or management’s estimation of the value of the OREO. When the fair value of the OREO is based on an observable market price or a current appraised value, the Company records the OREO as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the OREO is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3.

The table below presents the Company’s assets for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended March 31, 2011
Assets:
Impaired loans	$18,354,353	$––	$––	$18,354,353	$––
Other real estate owned	14,302,239	––	––	14,302,239	(496,940)
Total fair value of assets measured on a nonrecurring basis	$32,656,592	$––	$––	$32,656,592	$(496,940)

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

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and interest-bearing deposits in banks	$21,786,450	21,786,450	$2,229,832	2,229,832
Federal funds sold	368,551	368,551	185,258	185,258
Securities available for sale	33,757,124	33,757,124	37,720,495	37,720,495
Securities held to maturity	2,000,000	2,039,257	2,000,000	2,056,807
Restricted equity securities	4,457,500	4,457,500	4,472,500	4,472,500
Loans held for sale	23,975,317	23,975,317	55,336,007	55,336,007
Loans, net	257,480,037	260,051,572	261,592,712	258,660,152
Derivative asset positions	452,084	452,084	763,457	763,457
Accrued interest receivable	1,104,333	1,104,333	1,130,560	1,130,560

Financial liabilities:
Deposits	324,060,770	325,835,033	346,050,279	348,358,038
Other borrowings	28,500,000	31,915,894	37,000,000	40,303,524
Junior subordinated debentures	7,217,000	7,217,385	7,217,000	7,223,552
Derivative liability positions	322,100	322,100	1,403,004	1,403,004
Accrued interest payable	559,226	559,226	424,654	424,654

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

The following tables include the notional amounts and realized gain (loss) for mortgage banking derivatives recognized in Mortgage Banking income for the periods end March 31, 2011 and December 31, 2010:

Derivatives not designated as hedging instruments (in thousands)	March 31, 2011	December 31, 2010
Mandatory forward sales contracts
Notional amount	$84,623	$105,001
Loss on change in market value of mandatory forward sales contracts	$(23)	$(361)
Derivative asset balance included in other assets	$233	$651
Derivative liability balance included in other liabilities	$256	$1,012

Best efforts forward sales contracts
Notional amount	$1,350	$4,454
Gain on change in market value of best efforts forward sales contracts	$5	$78
Derivative asset balance included in other assets	$6	$78
Derivative liability balance included in other liabilities	$1	$––

Rate lock loan commitments
Notional amount	$80,458	$64,691
Gain (loss) on change in market value of rate lock commitments	$148	$(357)
Derivative asset balance included in other assets	$213	$34
Derivative liability balance included in other liabilities	$65	$391

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

(In thousands)	Community Banking		Mortgage Banking Operations		Consolidated Company
Three months ended March 31,	2011	2010	2011	2010	2011	2010
Interest income	$3,701	$4,402	$663	$673	$4,364	$5,075
Interest expense	1,148	1,786	291	355	1,439	2,141
Net interest income	2,553	2,616	372	318	2,925	2,934
Provision for loan losses	494	386	21	14	515	400
Net interest income after provision	2,059	2,230	351	304	2,410	2,534
Non interest income	1,122	433	1,328	991	2,450	1,424
Non interest expense	3,662	3,377	1,142	705	4,804	4,082
Net income (loss) before tax expense (benefit)	(481)	(714)	537	590	56	(124)
Income tax expense (benefit)	(120)	170	161	177	41	347
Net income (loss) after taxes	$(361)	$(884)	$376	$413	$15	$(471)

Note 11 – Reclassifications

Certain amounts reported as of December 31, 2010, or the periods ended March 31, 2010, have been reclassified to conform with the presentation of March 31, 2011.  These reclassifications had no effect on previously reported net loss or shareholders’ equity.

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

▪	significant increases in competitive pressure in the banking and financial services industries;
▪	changes in the interest rate environment which could reduce anticipated or actual margins;
▪	changes in political conditions or the legislative or regulatory environment;
▪
general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a continued or increased deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses;

▪	the ability to increase market share;
▪	changes occurring in business and monetary conditions and inflation;
▪	changes in technology;
▪	the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond our control;
▪	fluctuations in consumer spending and saving habits;
▪	adverse changes in the market value of real estate serving as the collateral underlying our loans;
▪	the rate of delinquencies and amounts of charge-offs;
▪	the rates of loan growth;
▪	unanticipated regulatory or judicial proceedings;
▪	adverse changes in asset quality and resulting credit risk-related losses and expenses;
▪	changes in monetary, accounting or tax policies;
▪	loss of consumer confidence and economic disruptions resulting from terrorist activities;
▪	adverse conditions in the securities markets, including the stock market, the public debt market and other capital markets; and
▪	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 and also analyzes our financial condition as of March 31, 2011 as compared to December 31, 2010.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

In addition to earning interest on our loans and investments, we earn income through fees, gain on sales of loans and marketable securities, cash surrender value of life insurance and other service charges to our customers.  We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2010, as filed in our Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates, which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Results of Operations

Net Interest Income

The Bank’s net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin.  For the quarter ended March 31, 2011, net interest income totaled $2,925,000 as compared to $2,934,000 for the quarter ended March 31, 2010 for a decrease of $9,000.  On a consecutive quarter basis, net interest income was up by $86,000, or 3%, from the $2,839,000 earned during the quarter ended December 31, 2010.

Total interest income decreased by $711,000, or 14%, to $4,364,000 for the three months ended March 31, 2011 compared to $5,075,000 for the three months ended March 31, 2010.  On a consecutive quarter basis, total interest income decreased by $121,000, or 3%, from the $4,485,000 earned during the quarter ended December 31, 2010.

The impact of the interest rate environment is seen in the Prime interest rate, which has been set at a historical low rate of 3.25% since December 16, 2008.  This drop in the Prime interest rate has had an extremely negative impact on the yield earned by the Bank on that portion of the loan portfolio that carry rates based on the Prime interest rate index.  At March 31, 2011 and March 31, 2010 the Bank held $113,469,000 and $125,856,000, respectively, in loans carrying rates based on the Prime interest rate index.

In addition to the negative impact of decreased interest rates, interest income was also negatively impacted by elevated nonperforming loans and a decrease in average interest earning assets.  Average earning assets decreased to an average balance of $378,112,000 during the quarter ended March 31, 2011, down by $30,309,000, or 7%, from the average balance during the quarter ended March 31, 2010.  This decline was largely the result of decreases in the Bank’s investment portfolio as well as portfolio loans.  The overall impact of these factors was a decrease in interest income from investment securities of $270,000, or 41%, to $394,000 in the three months ended March 31, 2011 compared to $664,000 earned in the three months ended March 31, 2010.  Interest and fees earned on loans decreased by $445,000, or 10%, to $3,963,000 in the three months ended March 31, 2011 from $4,408,000 in the three months ended March 31, 2010.  On a consecutive quarter basis, interest income from investments remained stable compared to $394,000 earned during the quarter ended December 31, 2010.  Interest and fees earned on loans decreased by $122,000, or 3%, from $4,085,000 during the quarter ended December 31, 2010.

Interest income not recognized on non-accruing loans during the quarter ended March 31, 2011 was $235,000, an increase of $102,000 from the $133,000 of interest income not recognized during the same quarter in 2010.  On a consecutive quarter basis, interest income not recognized on non-accruing loans decreased $157,000 from $392,000 during the quarter ended December 31, 2010.

Total interest expense decreased by $702,000, or 33%, to $1,439,000 for the three months ended March 31, 2011 compared to $2,141,000 for the same period in 2010.  On a consecutive quarter basis, total interest expense decreased by $207,000, or 13%, from $1,646,000 expensed during the quarter ended December 31, 2010.

The net interest margin is a performance metric that reports how successful the Bank’s investment decisions have been relative to its funding choices.  It is calculated by dividing the annualized net interest income by the balance of the average earning assets for the period.  The net interest margin realized on earning assets increased by 23 basis points to 3.14% for the three months ended March 31, 2011 when compared to the 2.91% net interest margin earned during the same three months in 2010.  On a consecutive quarter basis, the net interest margin improved by 33 basis points from 2.81% during the quarter ended December 31, 2010.

The net interest rate spread is the difference between the average yield earned by the Bank on loans, investment securities and other earning assets, and the rate paid by the Bank on interest bearing deposits and other borrowings.  The net interest rate spread improved by 23 basis points to 3.02% for the three months ended March 31, 2011 compared to the 2.79% net interest rate spread earned during the same three month period in 2010.  On a consecutive quarter basis, the net interest rate spread improved by 33 basis points from 2.69% during the quarter ended December 31, 2010.

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Company’s net interest income in general terms during periods of movement in interest rates.  In general, if the Company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period.  In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities.  Although it can be used as a general predictor, gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At March 31, 2011, the Company, as measured by gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is asset sensitive when cumulatively measured at six months and liability sensitive when cumulatively measured at one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The Company also forecasts its sensitivity to interest rate changes not less than quarterly using modeling software.  For more information on asset-liability management, see the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

(In thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Portfolio loans, gross	$263,596	$267,600	$277,611	$284,604	$285,972	$289,659	$299,270	$305,669

Loans past due > 30 days and still accruing interest	$2,063	$2,135	$6,063	$4,884	$5,844	$2,032	$2,832	$3,345

Loans on nonaccrual	$20,678	$22,302	$19,998	$16,666	$12,992	$13,754	$23,903	$25,925
(as a % of loans, gross)	7.84%	8.33%	7.20%	5.83%	4.54%	4.75%	7.99%	8.48%

Net loan charge offs (recoveries)	$407	$535	$1,553	$863	$123	$2,072	$1,485	$473
(as a % of loans, gross)	0.15%	0.20%	0.56%	0.30%	0.04%	0.72%	0.50%	0.15%

Portfolio loans, gross addresses the impact on the provision for loan losses from changes in the size and composition of our loan portfolio.  In the past we applied various reserve factors to our portfolio based on the risk-rated categories of loans because we had relatively little charge off activity prior to the quarter ended December 31, 2008.  As a result of increasing charge off activity over the past two years, we have begun to rely more on historical levels and trends to establish various reserve percentages based on the relative inherent risk for a particular loan type and grade.  The inherent risk is established based on peer group data, information from regulatory agencies, the experience of the Bank’s lending officers, and recent trends in portfolio losses.  These reserve factors are continuously evaluated and subject to change depending on trends in national and local economic conditions, the depth of experience of the Bank’s lenders, delinquency trends and other factors.  As our portfolio size has decreased over the last two years, there has been a shift in composition from higher risk rated real estate construction loans to comparably lower risk rated owner occupied residential real estate loans.

Loans past due greater than 30 days and still accruing interest has proven to be a useful leading indicator of directional trends in future loan losses. As the level of this metric rises, expectations are for a comparable increase in loans moving into a nonaccrual status and ultimately foreclosure resulting in increased losses. This pattern can be observed in the schedule above where increases in loans past due greater than 30 days and still accruing are followed in future quarters with the same directional changes in the level of loans on nonaccrual.  The level of loans past due greater than 30 days and still accruing interest was largely unchanged from $2,135,000 at December 31, 2010 to $2,063,000 at March 31, 2011. Management is carefully monitoring past due loans.  It is likely that the weakening loan quality experienced during 2009 and 2010 will continue to be an area of concern during 2011. As a result, management will continue to work aggressively to manage loan delinquency levels.

Loans on nonaccrual has been another leading indicator of potential future losses from loans. We typically place loans on nonaccrual status when they become 90 days past due. In addition to the interest lost when a loan is placed on nonaccrual status, there is an increased probability of a loan on nonaccrual moving into foreclosure with a potential loss outcome. As shown in the table above, the level of loans on nonaccrual peaked at $25,925,000 at June 30, 2009.  Over the following three quarters, this measure declined by 50% to $12,992,000 at the end of the first quarter of 2010.  However, since March 31, 2010, we have experienced three consecutive quarters of deterioration with the level of loans on nonaccrual increasing to $22,302,000 at December 31, 2010.  Nonaccrual loans decreased by $1,624,000, or 7%, during the first quarter of 2011.  As a result of the trends in this asset quality indicator, management increased loan monitoring and loss mitigation efforts.

Net loan charge offs or recoveries reflect our practice of charging recognized losses to the allowance and adding subsequent recoveries back to the allowance. During the three months ended March 31, 2011, we recorded charge offs net of recoveries of $407,000. This amount represented a decrease of $128,000, or 24%, from the $535,000 in net charge offs recorded during the prior quarter ended December 31, 2010, and an increase of $284,000, or 231% from the $123,000 net charge offs during the same quarter in the prior year.

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

In addition to considering the metrics described above, we evaluate the collectability of individual loans, the balance of impaired loans, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans and a review of specific problem loans. Based on this process and as shown below, the provision charged to expense was $515,000 for the three months ended March 31, 2011, as compared to $400,000 for the three months ended March 31, 2010. On a consecutive quarter basis, this provision level was $265,000, or 106%, higher than the $250,000 provision charged to expense during the quarter ended December 31, 2010.

(In thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Provision during quarter ended	$515	$250	$1,361	$685	$400	$2,125	$1,266	$1,450

Provision added in excess of net charge offs	$108	$(285)	$(192)	$(178)	$277	$53	$(219)	$977

Allowance for loan losses	$6,116	$6,008	$6,293	$6,485	$6,663	$6,386	$6,306	$6,525
(as a % of loans, gross)	2.32%	2.25%	2.27%	2.28%	2.33%	2.20%	2.11%	2.13%

The difference between the amount of the provision for loan losses and net loan charge offs will result in expansion or shrinkage to the level of the allowance for loan losses. As shown above, during the three months ended March 31, 2011 the current provision for loan losses of $515,000 was more than net charge offs against the allowance of $407,000 by $108,000.  The result was an increase to the allowance for loan losses by $108,000 to a level of $6,116,000, or 2.32% of gross loans outstanding at March 31, 2011, as compared to $6,008,000, or 2.25% of gross loans outstanding at December 31, 2010.

From a historical perspective, prior to 2008, while the level of loans on nonaccrual was relatively stable, the allowance for loan losses was maintained in the range of 1.2% to 1.3% of the balance of gross loans. As we moved into 2008 and experienced an increase in loans on nonaccrual, it was determined that an increase to the allowance level was appropriate given the projected increased risk of loss, and so the allowance was increased to a range of 1.4% to 1.6% during 2008. The weakening of the loan portfolio performance continued into 2009 with actual loss levels that exceeded projections from earlier in 2008, resulting in the decision to increase the allowance level further, to the range of 1.6% to 1.8% in early 2009. With nonaccrual loans reaching a peak in mid-2009, further analysis and projections of potential loan losses in the Bank’s existing portfolio supported a further increase in the allowance level to a range of 2.0% to 2.3% of gross loans outstanding, which has been sustained over the last two years.

Management continues to carefully monitor past due and nonaccrual loans.  Management acknowledges that future asset quality results may vary from our estimates and expectations, resulting in negative asset quality metrics, which could have a material adverse effect on our results of operations and financial condition.

Noninterest Income

Noninterest income for the three months ended March 31, 2011 totaled $2,450,000, as compared to $1,424,000 for the three months ended March 31, 2010.  The largest increase was in SBA loan income, which increased $809,000 to $850,000 for the quarter ended March 31, 2011 compared to $41,000 for the same period of 2010.  Mortgage banking income increased $365,000 to $1,368,000 for the quarter ended March 31, 2011 compared to $1,003,000 for the same period of 2010.  During the first quarter of 2010, we also recorded net gain of $134,000 on sale of securities available for sale.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2011 was $4,804,000, as compared to $4,082,000 for the same period in 2010.  The largest contributor to this increase was salaries and benefits, which increased by $353,000 to $2,165,000 for the three months ended March 31, 2011 compared to $1,812,000 for the same period in 2010.  The increase in compensation expense resulted from increased commission and incentive costs in the mortgage banking and SBA lending divisions.  Also contributing to this increase was an increase in legal and professional fees, which increased $119,000 to $245,000 during the first quarter of 2011 compared to $126,000 during the first quarter of 2010.  These increases were partially offset by a decrease in other real estate expenses of $129,000 during the first quarter 2011 compared to the first quarter 2010.

Mortgage Banking Operations

The primary source of direct income generated by this division is the gain on sale of mortgage loans which was $1,368,000 for the quarter ended March 31, 2011 compared to $1,003,000 for the quarter ended March 31, 2010.  The direct noninterest expenses incurred by the division were $1,142,000 for the first quarter of 2011, an increase of $437,000 over the first quarter 2010 expenses of $705,000.  The largest contributor to this increase was in salaries and benefits, which were $684,000 for first quarter 2011 compared to $560,000 for first quarter 2010, and largely reflect the higher commissions paid in the first quarter of 2011 as compared to the first quarter of 2010.

Beyond the impact of the noninterest income and expense from this division, the Bank earns interest income at the respective note rates on the balance of loans originated by the division from the time the loan is funded until it is sold to a secondary market investor. The average outstanding daily balance of residential mortgage loans available for sale was $58,615,000 for the three months ended March 31, 2011 and $52,951,000 for the three months ended March 31, 2010. The interest income earned on these loans available for sale was $646,000 and $645,000 during the three months ended March 31, 2011 and 2010, respectively.

Income Taxes

For the three months ended March 31, 2011, we recognized income tax expense of $41,000 compared to income tax expense of $247,000 for the first quarter of 2010. Our effective tax rate was 73% in 2011 and (280%) in 2010. The fluctuation in effective tax rates reflects the impact of permanent book-to-tax differences in both years, including the impact of the early redemption of several bank owned life insurance (“BOLI”) policies during 2010.  The BOLI policy redemptions generated taxable income, but did not result in GAAP income upon redemption with the result being the recognition of a substantial tax expense on the taxable gain, but no corresponding GAAP income.

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

▪
Prior to the losses in 2008, 2009 and 2010 from asset quality costs, the Company had a history of consistent earnings with cumulative pretax net income of $13,879,000 for the five year period ending December 31, 2007.

▪
Over the last year, core earnings have increased to levels last attained in 2006, and so management is cautiously optimistic that more likely than not over the next two to five years taxable income will return to levels approaching those prior to 2008.

▪
Management recommended and the Board of Directors authorized early redemptions of the majority of our BOLI policies during 2010. Liquidating these policies generated taxable income which was utilized to offset a portion of our net operating loss carry forward and decrease the related deferred tax asset in the process.  The proceeds from liquidating these policies will be available to fund other earning assets, shifting approximately $210,000 of annual tax exempt earnings to a like amount of taxable earnings.

▪
The existing portfolio of marketable securities had an unrealized mark to market gain as of March 31, 2011 of $539,000, which could consume up to $183,000 of the deferred tax asset if the decision was made to sell securities from this portfolio and replace them with current market rate securities.

▪
During 2010 we sold approximately $4.8 million of tax exempt municipal bonds, generating a taxable gain of $167,000, which allowed us to reinvest the proceeds of sale into securities that generate taxable income.

▪	During 2010 we sold approximately $16.4 million of mortgage backed securities, generating a taxable gain of $772,000 and reducing the deferred tax asset by $262,000.

Based on the above analysis, management believes that there is a low probability that the Company would realize the full deferred tax asset over the next three tax years through future taxable operating income and implementation of tax strategies as described above.  Therefore, a deferred tax valuation allowance of $1,826,000 was recorded in the year ended December 31, 2010 as the amount of the existing deferred tax asset that is not likely to be realized over the next three tax years.  No additional deferred tax valuation allowance was recorded in the three months ended March 31, 2011.  Management will continue to monitor the deferred tax asset and adjust the valuation allowance as needed to properly reflect any changes in the probability of future realization of the deferred tax asset.

Net Income (Loss)

The combination of the above factors resulted in net income of $15,000 for the three months ended March 31, 2011, compared to net loss for the three months ended March 31, 2010 of $471,000.  Excluding the impact of the tax expense from the non-recurring BOLI policy redemption transactions, the net loss during the first quarter of 2010 would have been $208,000.  Although we recorded net income during the first quarter of 2011, that income must be reduced by preferred stock dividends accrued during the period to arrive at a net loss available to common shareholders.  Basic and diluted loss per share available to common shareholders were ($.05) for the three months ended March 31, 2011, compared to basic and diluted loss per share of ($.24) for the three month period ended March 31, 2010.

Financial Condition

During the first three months of 2011, total assets decreased $31,718,000, or 7.43%, when compared to December 31, 2010. Investment securities available for sale decreased $3,963,000, or 10.51%, as a result of several security calls and maturities.  During the first quarter of 2011, loans held for sale also decreased $31,361,000, or 56.67%, and portfolio loans decreased $4,004,000, or 1.50%, when compared to December 31, 2010.  Loan sales receivable decreased $10,699,000 during the first quarter of 2011 when compared to December 31,2010.  These decreases were offset by an increase of $16,336,000 in interest bearing deposits in banks, and an increase of $3,220,000 in cash and due from banks. During the first three months of 2011, total liabilities decreased $31,521,000, or 8.00%, when compared to December 31, 2010.  Total deposits decreased $21,990,000, or 6.35%, and other borrowings decreased $8,500,000, or 22.97% when compared to December 31, 2010.

Investment Securities

Investment securities available for sale decreased to $33,757,000 at March 31, 2011 from $37,720,000 at December 31, 2010.  The decrease in investment securities was due to principal repayments, calls, and maturities of securities during the first quarter.

Loans

Gross loans totaled $263,596,000 at March 31, 2011, a decrease of $4,004,000, or 1.50%, since December 31, 2010.  We continue to work to reduce our exposure to higher risk loans by avoiding growth in the balance of real estate - construction, commercial loans; and instead focusing our lending efforts on real estate - mortgage, residential loans and real estate - mortgage, commercial loans.  All loans are domestic, we have no foreign loans.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $7,353,000 at March 31, 2011.  The decrease of $27,000 from the December 31, 2010 amount of $7,380,000 was due to regular depreciation of assets.

Other Real Estate Owned

Other real estate owned represents collateral property taken back from borrowers in partial or full satisfaction of their defaulted debt obligation to the Company.  We track our historical experience of loans that ultimately convert to other real estate owned by major loan category and by geographic exposure as shown on the following tables:

	March 31, 2011
(In thousands)	Florida	Georgia	South Carolina	Total
Real estate – construction, commercial	$2,139	$257	$1,756	$4,152
Real estate – construction, residential	1,134	––	1,345	2,479
Real estate – mortgage, commercial	3,372	2,047	726	6,145
Real estate – mortgage, residential	1,217	––	309	1,526
	$7,862	$2,304	$4,136	$14,302

	December 31, 2010
(In thousands)	Florida	Georgia	South Carolina	Total
Real estate – construction, commercial	$1,001	$272	$1,557	$2,830
Real estate – construction, residential	1,134	984	1,254	3,372
Real estate – mortgage, commercial	3,422	2,744	825	6,991
Real estate – mortgage, residential	1,009	––	250	1,259
	$6,566	$4,000	$3,886	$14,452

During the quarter ended March 31, 2011 we sold a total of 9 other real estate owned properties with a total book value of $2,583,000.  The net proceeds from these sales were $2,335,000, which resulted in a net recovery of approximately 78.3% of the original loan amounts and 90.4% of the book value of the other real estate sold. During the quarter ended March 31, 2010 we sold a total of 8 other real estate owned properties with a total book value of $1,840,000.  The net proceeds from these sales were $1,722,000, which resulted in a net recovery of approximately 65.4% of the original loan amounts and 93.6% of the book value of the other real estate sold.

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

Deposits

Total deposits decreased by $21,989,000, or 6%, to a total of $324,061,000 at March 31, 2011 from $346,050,000 at December 31, 2010. Noninterest-bearing demand deposits increased $1,664,000, or 9%, while interest-bearing deposits decreased $23,653,000, or 10%. The Company has continued its use of a modest level of brokered deposits, which carry substantially lower interest rates than comparable term core retail deposits.  Brokered deposits are issued in individual’s names and in the names of trustees with balances participated out to others.  Core retail deposits are deposits which are gathered in the normal course of business, without the use of a broker.  Core reciprocal deposits are gathered in the same manner as core retail deposits, but the funds are participated out to other banks through use of the CDARS reciprocal transactions program.  The CDARS program allows depositors to obtain FDIC insurance for deposits up to $50 million by exchanging the portions of their deposits in excess of FDIC insurance limitations with other financial institutions participating in the CDARS program.  In return, we receive an equal amount of deposits back from other CDARS participating financial institutions, such that there is no net change in the level of total deposits on our balance sheet. Pursuant to the formal agreement entered into with the OCC, the Bank is required to limit its level of brokered deposits to no more than ten percent of total deposits, such requirement does not include reciprocal CDARS.

Balances and percentages within the major deposit categories are as follows:

	March 31, 2011
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$20,612	$––	$––	$20,612
Interest-bearing demand deposits	116,054	––	––	116,054
Savings deposits	4,081	––	––	4,081
Certificates of deposit $100,000 and over	80,424	27,667	––	108,091
Other time deposits	58,978	1,428	14,817	75,223
	$280,149	$29,095	$14,817	$324,061

	December 31, 2010
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$18,948	$––	$––	$18,948
Interest-bearing demand deposits	118,812	––	––	118,812
Savings deposits	3,764	––	––	3,764
Certificates of deposit $100,000 and over	90,272	27,633	––	117,905
Other time deposits	66,978	1,426	18,217	86,621
	$298,774	$29,059	$18,217	$346,050

Other Borrowings

Other Borrowings of $28,500,000 at March 31, 2011 are composed of advances from the Federal Home Loan Bank of Atlanta (FHLB), and represent a decrease from $37,000,000 at December 31, 2010. At March 31, 2011 the Bank pledged $94,975,000 of its portfolio loans to FHLB and could borrow up to an aggregate of $50,649,000 on such collateral.  The Bank had also pledged $40,543,000 of its portfolio loans to Federal Reserve Bank of Atlanta at March 31, 2011, and could borrow up to an aggregate of $28,629,000 on such collateral at the Discount Window.  At December 31, 2010 the Bank pledged $98,499,000 of its portfolio loans to FHLB and could borrow up to an aggregate of $53,666,000 on such collateral.  The Bank also pledged $48,390,000 of its portfolio loans to Federal Reserve Bank of Atlanta at December 31, 2010, and could borrow up to an aggregate of $28,267,000 on such collateral at the Discount Window.

FHLB advances outstanding and related terms at March 31, 2011 and December 31, 2010 are shown in the following tables:

		FHLB Advances Outstanding March 31, 2011
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	$2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 9, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	June 7, 2011
Fixed rate	10,000,000	4.25%	May 21, 2014
Fixed rate	5,000,000	3.71%	June 24, 2015
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	June 7, 2011
Total	$28,500,000	4.16%

		FHLB Advances Outstanding December 31, 2010
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	$2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 9, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	March 7, 2011
Fixed rate	10,000,000	4.25%	May 21, 2014
Fixed rate	5,000,000	3.71%	June 24, 2015
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 7, 2011
Variable rate overnight advance	8,500,000	0.47%
Total	$37,000,000	3.31%

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

For more information, see our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and with advances from approved borrowing facilities with correspondent banks, the Federal Home Loan Bank of Atlanta, and the Federal Reserve Bank discount window.  At March 31, 2011, the Bank had $108,782,000 available under its existing borrowing facilities compared to $105,283,000 available at December 31, 2010, which is currently well in excess of our projected liquidity needs.  In addition to borrowing facilities, the Bank considers the balance of mortgage loans sold for which payment by the purchasing investor is pending as an additional source of liquidity.  At March 31, 2011 the loan sales receivable was $20,807,000 and 82% of that receivable was received as cash within 30 calendar days.  Another key metric of our liquidity position is the loan-to-total deposit ratio, which was 81% at March 31, 2011 and 77% at December 31, 2010.

Off-Balance Sheet Commitments

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

The Bank has received notification from purchasers of three EPD claims in 2008, seven EPD claims in 2009, and three EPD claims in 2010. There have been no claims received during the first quarter of 2011.  Beyond the initial payment to the purchasers of $71,900 upon receipt of the EPD claims, the maximum remaining exposure under investor claims of a representation and warranty breach would be the difference between the total loan amount and the liquidated value of the underlying collateral.  In the case of our 13 EPD claims received since 2008, the aggregate loan balance was $2,318,000 and consisted of 13 single family residences. Original loan to value ratios ranged from 75% to 98% and loans with a loan to value ratio over 80% have a mortgage insurance policy in place. If repurchase was required, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.

As discussed above, the representations and warranties in our loan sale agreements provide that we repurchase loans or indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. From the September 2007 inception of the mortgage banking division through March 31, 2011, we have sold residential mortgage loans into the secondary market with a principal balance of approximately $2.569 billion.  From this population of sold loans, we have been required to settle four make whole claims totaling $324,000, and we have repurchased one loan totaling $225,000.

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

In recognition of risk from potential EPD claims and breaches of representations and warranties, an indemnification reserve has been established and maintained since mortgage banking loan sales began in late 2007 to cover potential costs.  We have limited history of costs incurred, so additions to the reserve are made monthly based on a percentage of loan balances sold that month.  This approach recognizes that the risk of indemnification costs will rise in relation to the level of loans sold.  The balance in this indemnification reserve was $735,000 at March 31, 2011 and based on the Company’s modest historical loss experience and the current level of indemnification claims under review, management believes this level of reserve is adequate for potential exposure in connection with loan sale indemnification or EPD claims. However, we can provide no assurance that our methodology will not change and that the balance of this indemnification reserve will prove sufficient to cover actual costs in the future.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2011:

Commitments to extend credit	$16,508,000
Standby letters of credit	$347,000
Loans sold with representations and warranties	$236,534,000

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

Contractual Obligations

Summarized below are our contractual obligations as of March 31, 2011.

(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Other borrowings	$28,500	$7,500	$4,000	$15,000	$2,000
Operating lease obligations	443	305	138	––	––
Junior subordinated debentures	7,217	––	––	––	7,217
	$36,160	$7,805	$4,138	$15,000	$9,217

Capital Resources

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital includes common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, plus senior perpetual preferred stock issued to the United States Department of Treasury under TARP and a limited amount of trust preferred securities and minus certain intangible assets and the disallowed portion of our deferred tax asset.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital includes the general reserve for loan losses, subject to certain limitations.  We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.  At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a Tier 1 leverage ratio of at least 5%.  Additionally, in light of current market conditions and the Bank’s current risk profile, management has determined that the Bank  must achieve and maintain a minimum ratio of total capital to risk-weighted assets of 12% and a minimum leverage ratio of 8% to be considered well capitalized under these market conditions.

At March 31, 2011, total shareholders’ equity was $32.8 million at the holding company and $38.6 million at CBC National Bank.  The Bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.  The following table summarizes the Company’s and Bank’s capital ratios at March 31, 2011:

	Coastal Banking Company	CBC National Bank
Total capital (to risk-weighted assets)	16.33%	15.82%
Tier 1 capital (to risk-weighted assets)	15.07%	14.56%
Tier 1 capital (to total average assets)	9.36%	9.03%

On December 5, 2008, Coastal issued and sold 9,950 preferred shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “TARP preferred stock”), along with a Warrant to purchase common stock to the United States Department of the Treasury (the “Treasury”) as part of the Capital Purchase Program (“CPP”). The Treasury’s investment in Coastal is part of the government’s program to provide capital to the healthy financial institutions that are the core of the nation’s economy in order to increase the flow of credit to consumers and businesses and provide additional assistance to distressed homeowners facing foreclosure. The TARP preferred stock has an annual 5% cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after December 31, 2013. Dividends compound if they accrue in arrears. The Board has approved and Coastal paid all dividends on the CPP preferred through November 15, 2010. However, pursuant to the MOU entered into with the Federal Reserve Board, the Company is prohibited from paying dividends on its TARP preferred stock without prior regulatory approval.  In addition, given the requirements under the MOU, the Company has elected to defer all interest payments payable on its trust preferred securities; accordingly, pursuant to the terms of the trust preferred securities, absent authorization of a majority of the holders of the outstanding trust preferred securities, the Company is prohibited from paying dividends on its TARP preferred stock until the Company pays all interest payments due and payable.

The TARP preferred stock has a liquidation preference of $1,000 per share plus accrued dividends. The TARP preferred stock has no redemption date and is not subject to any sinking fund. The TARP preferred stock carries certain restrictions. The TARP preferred stock ranks senior to our common stock and also provides certain limitations on compensation arrangements of executive officers. During the first three years, Coastal may not reinstate a cash dividend on its common shares nor purchase equity shares without the approval of the U.S. Treasury, subject to certain limited exceptions. Coastal may not reinstate a cash dividend on its common shares to the extent preferred dividends remain unpaid. Generally, the TARP preferred stock is non-voting. However, should Coastal fail to pay six quarterly dividends, the holder may elect two directors to the Company’s Board of Directors until such dividends are paid. In connection with the issuance of the TARP preferred stock, a Warrant to purchase 205,579 common shares was issued with an exercise price of $7.26 per share, which was calculated based upon the average closing prices of our common stock on the 20 trading days ending on the last trading day prior to the date that our application was approved to participate in the TARP Capital Purchase Program. The Warrant is immediately exercisable and expires in ten years. The Warrant is subject to a proportionate anti-dilution adjustment in the event of stock dividends or splits, among other events.

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

On November 17, 2010, the Company entered into a Memorandum of Understanding, an informal enforcement action, with the Federal Reserve Bank of Richmond in lieu of the board resolution adopted on January 27, 2010. The terms of the MOU are substantially similar to those of the board resolution and require the Company to obtain prior approval of the Federal Reserve Board before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying cash dividends, including dividends on its TARP preferred stock, and paying interest on its trust preferred securities. Additionally, the MOU requires the Company to comply with banking regulations that prohibit certain indemnification and severance payments and require prior approval of any appointment of new directors or the hiring or change in position of any senior executive officers of the Company. The MOU also requires the submission of quarterly progress reports.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, the MOU between the Company and the Federal Reserve Bank of Richmond requires that we obtain the written approval of the Federal Reserve Bank before incurring additional debt, purchasing or redeeming our capital stock, or declaring or paying cash dividends on our securities, including dividends on our TARP preferred stock and interest on our trust preferred securities.   Furthermore, pursuant to the terms of our trust preferred securities, absent authorization from a majority of its holders, we are prohibited from paying dividends on our TARP preferred stock until we pay all interest payments due and payable on our trust preferred securities.

On February 17, 2011, the Federal Reserve Bank denied our request to pay dividends on our TARP preferred stock and interest on our trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments. Cash dividends on the TARP preferred stock are cumulative and accrue and compound on each subsequent payment date. At March 31, 2011, we had unpaid TARP preferred stock dividends in arrears of $124,375. If we miss six quarterly dividend payments on the TARP preferred stock, whether or not consecutive, the Treasury will have the right to appoint two directors to Coastal’s board of directors until all accrued but unpaid dividends have been paid. We have deferred the February 2011 dividend payment as of March 31, 2011.

ITEM 4.  REMOVED AND RESERVED.

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

COASTAL BANKING COMPANY, INC.

Date: May 12, 2011	By:	/s/ MICHAEL G. SANCHEZ
Michael G. Sanchez
Chief Executive Officer

Date: May 12, 2011	By:	/s/ PAUL R. GARRIGUES
Paul R. Garrigues
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.