Form 10-Q
period 2011-06-30
COASTAL BANKING CO INC
filed 2011-08-15
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,588,707 shares of common stock, $.01 par value, were issued and outstanding on August 12, 2011.

PART 1.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Coastal Banking Company
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Cash and due from banks	$2,426,183	$1,823,132
Interest-bearing deposits in banks	4,051,965	406,700
Federal funds sold	421,857	185,258
Securities available for sale, at fair value	30,637,227	37,720,495
Securities held to maturity, at cost	2,000,000	2,000,000
Restricted equity securities, at cost	3,964,500	4,472,500
Loans held for sale	31,310,607	55,336,007

Loans, net of unearned income	259,561,046	267,600,402
Less allowance for loan losses	5,927,507	6,007,690
Loans, net	253,633,539	261,592,712

Premises and equipment, net	7,347,630	7,380,238
Cash surrender value of life insurance	1,934,830	1,894,971
Intangible assets	39,442	62,452
Other real estate owned	12,439,118	14,452,043
Loan sales receivable	44,878,094	31,505,783
Other assets	8,011,057	8,244,448
Total assets	$403,096,049	$427,076,739
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$20,772,855	$18,948,135
Interest-bearing	303,415,139	327,102,144
Total deposits	324,187,994	346,050,279

Other borrowings	35,000,000	37,000,000
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	3,894,625	3,774,705
Total liabilities	370,299,619	394,041,984

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, par value $.01; 10,000,000 shares authorized; 9,950 shares issued and outstanding in 2011 and 2010	9,616,152	9,581,703
Common stock, par value $.01; 10,000,000 shares authorized; 2,588,707 shares issued and outstanding in 2011 and 2010	25,887	25,887
Additional paid-in capital	41,321,200	41,247,995
Accumulated deficit	(18,749,739)	(18,300,457)
Accumulated other comprehensive income	582,930	479,627
Total shareholders’ equity	32,796,430	33,034,755
Total liabilities and shareholders’ equity	$403,096,049	$427,076,739

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$3,889,464	$4,343,870	$7,852,538	$8,752,353
Interest on taxable securities	307,096	530,966	650,481	1,128,060
Interest on nontaxable securities	50,949	59,029	101,857	125,472
Interest on deposits in other banks	2,792	842	9,337	4,439
Interest on federal funds sold	1,269	3,974	1,703	3,890
Total interest income	4,251,570	4,938,681	8,615,916	10,014,214

Interest expense:
Interest on deposits	950,724	1,510,807	1,982,202	3,231,285
Interest on junior subordinated debentures	100,126	98,690	197,750	195,999
Interest on other borrowings	273,807	312,990	584,152	636,500
Total interest expense	1,324,657	1,922,487	2,764,104	4,063,784

Net interest income	2,926,913	3,016,194	5,851,812	5,950,430
Provision for loan losses	496,527	685,413	1,011,527	1,085,413
Net interest income after provision for loan losses	2,430,386	2,330,781	4,840,285	4,865,017

Non-interest income:
Service charges on deposit accounts	99,579	107,431	210,317	237,795
Other service charges, commissions and fees	79,579	64,204	152,356	128,582
SBA loan income	973,713	100,764	1,823,567	142,199
Mortgage banking income	1,756,177	737,646	3,124,671	1,740,936
Gain on sale of securities available for sale	16,823	805,834	16,823	939,385
Income from investment in life insurance contracts	19,665	––	39,859	33,134
Other income	30,247	4,683	58,513	22,423
Total other income	2,975,783	1,820,562	5,426,106	3,244,454

Non-interest expenses:
Salaries and employee benefits	2,962,244	1,554,051	5,127,212	3,366,355
Occupancy and equipment expense	388,397	337,239	727,712	660,752
Advertising fees	25,141	28,681	74,801	81,485
Amortization of intangible assets	11,505	20,841	23,010	41,682
Audit fees	105,948	93,650	205,595	196,009
Data processing fees	273,472	224,619	524,503	464,533
Director fees	22,500	35,350	74,200	92,150
FDIC insurance expense	118,611	208,501	334,180	417,417
Legal and other professional fees	246,897	163,617	491,722	290,028
OCC examination fees	43,758	45,916	87,516	91,833
Other real estate expenses	779,725	1,332,545	1,437,210	2,118,912
Other operating	683,334	626,390	1,357,730	932,247
Total other expenses	5,661,532	4,671,400	10,465,391	8,753,403

Loss before income tax (benefits)	(255,363)	(520,057)	(199,000)	(643,932)
Income tax expense (benefit)	(74,047)	38,603	(32,916)	386,003
Net loss	$(181,316)	$(558,660)	$(166,084)	$(1,029,935)

Preferred stock dividends	141,725	140,738	283,198	281,238
Net loss available to common shareholders	$(323,041)	$(699,398)	$(449,282)	$(1,311,173)
Basic and diluted loss per common share	$(.13)	$(.27)	$(.17)	$(.51)

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company
Consolidated Statements of Comprehensive Loss
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Net loss	$(166,084)	$(1,029,935)
Other comprehensive income (loss), net of tax:
Net unrealized holding gains arising during period, net of tax of $58,937 and $117,700	114,406	228,476
Reclassification adjustment for gains included in net loss, net of tax of $5,720 and $319,392	(11,103)	(619,993)
Total other comprehensive income (loss)	103,303	(391,517)
Comprehensive loss	$(62,781)	$(1,421,452)

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(166,084)	$(1,029,935)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	326,478	270,570
Amortization of intangible assets	23,010	41,682
Stock-based compensation expense	73,205	43,158
Provision for loan losses	1,011,527	1,085,413
Gain on sale of securities available for sale	(16,823)	(939,385)
Net increase in loan sales receivable	(13,372,311)	(11,653,336)
Write downs and losses on sale of other real estate owned	1,228,291	1,856,934
Proceeds from sales of other real estate owned	5,986,281	3,761,581
Increase in cash value of life insurance	(39,859)	(33,134)
Originations of mortgage loans held for sale	(385,730,920)	(372,479,929)
Proceeds from sales of mortgage loans held for sale	409,756,320	386,031,721
Net decrease in interest receivable	46,466	56,563
Net increase (decrease) in interest payable	88,134	(103,130)
SBA loan income	(1,823,567)	(142,199)
Mortgage banking income	(3,124,671)	(1,740,936)
Net other operating activities	4,920,722	3,153,315
Net cash provided by operating activities	19,186,199	8,178,953

Cash flows from investing activities:
Net increase in interest-bearing deposits in banks	(3,645,265)	(6,143,092)
Net increase in federal funds sold	(236,599)	(39,643)
Proceeds from maturities of securities available for sale	6,037,527	8,452,585
Proceeds from sale of securities available for sale	1,104,487	21,154,370
Purchases of securities available for sale	—	(10,191,949)
Redemption of bank owned life insurance policies	—	5,412,072
Net change in restricted equity securities	508,000	70,100
Net decrease in loans	1,745,999	21,904
Purchase of premises and equipment	(235,012)	(47,998)
Net cash provided by investing activities	5,279,137	18,688,349

Cash flows from financing activities:
Net decrease in deposits	(21,862,285)	(9,251,061)
Proceeds from other borrowings	5,500,000	—
Repayment of other borrowings	(7,500,000)	(16,750,000)
Net cash used by financing activities	(23,862,285)	(26,001,061)

Net increase in cash and due from banks	603,051	866,241
Cash and due from banks at beginning of period	1,823,132	2,679,003
Cash and due from banks at end of period	$2,426,183	$3,545,244

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,675,970	$4,166,914
Cash paid during the year for income taxes	$109,100	$22,700

Noncash Transactions:
Principal balances of loans transferred to other real estate owned	$5,201,647	$4,046,221

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements – June 30, 2011 and 2010 (Unaudited) and December 31, 2010

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

The Bank also has loan production offices in Savannah, Georgia and Jacksonville, Florida, as well as a residential mortgage banking division headquartered in Atlanta, Georgia. The mortgage banking division opened nine additional retail residential loan production offices during the second quarter of 2011 in Maryland, New York, Ohio, Kansas, Michigan and California.  The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Statutory Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

The consolidated financial statements include the accounts of the Company and the Bank.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the Annual Report on Form 10-K for the year ended December 31, 2010.  The financial statements as of June 30, 2011 and for the interim periods ended June 30, 2011 and 2010 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2010 annual report to shareholders on Form 10-K as filed with the Securities and Exchange Commission.

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

Capital Adequacy

As of June 30, 2011, the Bank exceeded all of the regulatory capital ratio levels to be categorized as “well capitalized.”  In light of current market conditions and the Bank’s current risk profile, management has determined that the Bank must achieve and maintain a minimum ratio of total capital to risk-weighted assets of 12% and a minimum leverage ratio of 8% to be considered well capitalized under these market conditions.  The Bank exceeded these internal capital ratios as well.

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

Operating Results

The Company recorded net loss of $166,000 for the six months ended June 30, 2011 compared to net loss of $1,030,000 for the six months ended June 30, 2010.  The prior year loss reflects the favorable non recurring impact of a $939,000 gain on sale of marketable securities partially offset by the unfavorable non recurring income tax expense of $414,000 from the early redemption of Bank Owned Life Insurance (BOLI) policies.  During both years, we experienced excessive levels of nonperforming assets, which caused the Company to record increased carrying costs on foreclosed properties and losses on the sale of foreclosed properties. Carrying costs on foreclosed assets are expected to remain elevated during 2011 as the Company continues to liquidate these nonperforming assets.  The current year to date net loss represents an improvement of $864,000 from the net loss of $1,030,000 for the six months ended June 30, 2010.  The current quarter net loss of $181,000 represents an improvement of $378,000 from the net loss of $559,000 for the three months ended June 30, 2010 as a result of significantly higher year over year levels of non interest income.

Management has implemented a number of actions in an effort to improve earnings, including continued emphasis on non interest income from mortgage banking and small business lending activity, significant reductions to the cost of interest bearing liabilities and strict controls over other operating expenses.  These actions have been effective in improving core earnings in 2010 and 2011; however, asset quality charges throughout the year continued to negatively impact earnings.  Management will continue to focus on asset quality levels as concerns remain that the existing negative economic conditions may worsen, resulting in continued losses that will hinder our ability to return to profitability and further erode capital levels.

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

The primary sources of liquidity are cash and cash equivalents, deposits, scheduled repayments of loans, unpledged investment securities, available borrowing facilities and proceeds from loan sales receivable.  Within deposits we utilize retail deposits from our branch locations, a modest level of brokered deposits, CDARS reciprocal deposits and deposits from other insured depository institutions.  The Agreement requires that our brokered deposits, excluding reciprocal CDARs, not exceed 10% of our total deposits, which is consistent with our existing internal liquidity policy.  As a result of our existing internal liquidity policy, we have been and anticipate continuing to be in compliance with the brokered deposit limitation provision of the Agreement.  Although the FDIC Call Report defines CDARS reciprocal deposits as brokered deposits, CDARS reciprocal deposits are excluded from the brokered deposit limitation provision in the Agreement.  At June 30, 2011 we have the capacity to raise up to an additional $21,125,000 in brokered deposits, if needed, and continue to remain in compliance with the 10% limitation in the Agreement.  Our borrowing facilities include collateralized repurchase agreements and unsecured federal funds lines with correspondent banks, as well as borrowing agreements with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank collateralized by pledged loans and securities.

As of June 30, 2011, the Company had $141.7 million in total borrowing capacity, of which we had utilized $56.1 million or 39.6%, leaving remaining available liquidity of $85.6 million.  Additionally, loans available for sale are considered by management as a key source of liquidity as a result of the speed with which these loans are sold and settled for cash.  Management expects that, on average, loans originated for sale will be sold and converted to cash within 18 to 20 business days after the loan is originated.  The balance of loans available for sale averaged just over $58 million during the first six months of 2011.  Accordingly, in the event of a liquidity crisis, we anticipate having the ability to slow or stop loan origination activity to allow the loans available for sale to convert into cash. Based on current and expected liquidity needs and sources, management expects the Company to be able to meet all obligations as they become due.

Note 3 – Losses Per Share

The following table sets forth the computation of basic and diluted losses per share for the three and six months ended June 30.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net loss	$(181,316)	$(558,660)	$(166,084)	$(1,029,935)
Preferred stock dividends	(141,725)	(140,738)	(283,198)	(281,238)
Net loss available to common shareholders	$(323,041)	$(699,398)	$(449,282)	$(1,311,173)

Weighted average common shares	2,575,169	2,565,707	2,572,356	2,565,265
Effect of dilutive securities	—	9,952	—	9,933
Diluted average common shares	2,575,169	2,575,659	2,572,356	2,575,198

Losses per common share	$(0.13)	$(0.27)	$(0.17)	$(0.51)
Diluted losses per common share	$(0.13)	$(0.27)	$(0.17)	$(0.51)

Note 4 – Investment Securities

Investment securities are as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$7,130,090	$97,194	$(127,434)	$7,099,850
Mortgage-backed securities	22,623,909	929,036	(15,568)	23,537,377
	$29,753,999	$1,026,230	$(143,002)	$30,637,227
Held to maturity
Corporate debt securities	$2,000,000	$19,228	$—	$2,019,228
	$2,000,000	$19,228	$—	$2,019,228

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$7,132,172	$51,893	$(206,472)	$6,977,593
Mortgage-backed securities	29,861,615	914,063	(32,776)	30,742,902
	$36,993,787	$965,956	$(239,248)	$37,720,495
Held to maturity
Corporate debt securities	$2,000,000	$56,807	$—	$2,056,807
	$2,000,000	$56,807	$—	$2,056,807

The following table shows gross unrealized losses and fair value of securities, aggregated by category and length of time that the securities have been in a continuous unrealized loss position, at June 30, 2011.

Investment securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$2,414,199	$(127,434)	$—	$—	$2,414,199	$(127,434)
Mortgage-backed securities	2,787,069	(15,568)	—	—	2,787,069	(15,568)
Total	$5,201,268	$(143,002)	$—	$—	$5,201,268	$(143,002)

As of June 30, 2011, no individual securities available for sale were in a continuous loss position for twelve months or more and no securities held to maturity were in a loss position. The Company has reviewed investment securities that are in an unrealized loss position in accordance with its accounting policy for other than temporary impairment and believes, based on industry analyst reports and credit ratings, that the deterioration in value, as of June 30, 2011, was attributable to changes in market interest rates and not in the credit quality of the issuer. The unrealized losses are considered temporary because each security carries an acceptable investment grade and the repayment sources of principal and interest are government backed. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

The amortized cost and estimated fair value of investment securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$274,068	$276,529
Due from one year to five years	1,001,587	1,017,745
Due from five to ten years	2,920,033	2,983,556
Due after ten years	2,934,402	2,822,020
Mortgage-backed securities	22,623,909	23,537,377
	$29,753,999	$30,637,227
Held to maturity
Due in one year or less	$2,000,000	$2,019,228
Due from one year to five years	—	—
Due from five to ten years	—	—
Due after ten years	—	—
	$2,000,000	$2,019,228

Securities were pledged to secure public deposits and Federal Home Loan Bank borrowings with an amortized cost and fair value of $8,996,000 and $9,495,000, respectively, as of June 30, 2011 and $10,494,000 and $11,119,000, respectively, as of December 31, 2010.  Pledged securities may not be sold without first pledging replacement securities and obtaining consent of the party to whom the securities are pledged.

Gains and losses on sales of securities available for sale consist of the following:

	For the Six Months Ended June 30,
	2011	2010
Gross gains on sales of securities	$16,823	$939,385
Gross losses on sales of securities	—	—
Net realized gains on sales of securities available for sale	$16,823	$939,385

Note 5 — Loans and allowance for loan losses

The composition of loans is summarized as follows:

	June 30, 2011	December 31, 2010
Commercial and financial	$9,554,002	$10,120,015
Agricultural	151,000	151,000
Real estate – construction, commercial	47,082,774	51,272,575
Real estate – construction, residential	10,870,236	12,094,520
Real estate – mortgage, commercial	93,012,016	87,758,132
Real estate – mortgage, residential	97,128,018	103,852,157
Consumer installment loans	1,573,000	2,145,003
Other	190,000	207,000
Gross loans	259,561,046	267,600,402
Less: Allowance for loan losses	5,927,507	6,007,690
Net loans	$253,633,539	$261,592,712

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

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans are summarized as follows:

	June 30, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Allowance	Average Recorded Investment	Year to Date Interest Income Recognized
With no related allowance recorded:
Commercial, financial & agricultural	$154	$382	$—	$155	$—
Real Estate - construction	6,344	7,929	—	6,333	7
Real estate - mortgage	4,617	5,296	—	5,030	74
With an allowance recorded:
Commercial, financial & agricultural	69	69	10	110	1
Real Estate - construction	2,156	2,156	141	2,158	30
Real estate - mortgage	10,631	10,845	1,903	10,687	99
Total impaired loans:
Commercial, financial & agricultural	$223	$451	$10	$265	$1
Real Estate - construction	$8,500	$10,085	$141	$8,491	$37
Real estate - mortgage	$15,248	$16,141	$1,903	$15,717	$173

	December 31, 2010
(In thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Allowance	Average Recorded Investment	Year to Date Interest Income Recognized
With no related allowance recorded:
Commercial, financial & agricultural	$151	$378	$—	$160	$11
Real Estate - construction	5,082	7,593	—	5,025	30
Real estate - mortgage	8,401	9,229	—	8,829	163
With an allowance recorded:
Commercial, financial & agricultural	479	479	252	481	12
Real Estate - construction	—	—	—	—	—
Real estate - mortgage	4,841	4,878	542	4,926	121
Total impaired loans:
Commercial, financial & agricultural	$630	$857	$252	$641	$23
Real Estate - construction	$5,082	$7,593	$—	$5,025	$30
Real estate - mortgage	$13,242	$14,107	$542	$13,755	$284

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

b.)	A borrower’s financial condition has deteriorated to such an extent, or some condition exists, that makes collection of interest and/or principal in full unlikely in management’s opinion.
c.)	Foreclosure or legal action has been initiated as a result of default by the borrower on the terms of the debt.

The following is a summary of current, past due and nonaccrual loans:

	June 30, 2011
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and financial	$391	$––	$––	$42	$433	$9,121	$9,554
Agricultural	––	––	––	151	151	––	151
Real estate – construction, commercial	200	––	––	13,657	13,857	33,226	47,083
Real estate – construction, residential	59	––	––	24	83	10,787	10,870
Real estate – mortgage, commercial	268	738	––	4,549	5,555	87,457	93,012
Real estate – mortgage, residential	12	282	––	6,974	7,268	89,860	97,128
Consumer installment loans	––	––	––	2	2	1,571	1,573
Other	––	––	––	––	––	190	190
	$930	$1,020	$––	$25,399	$27,349	$232,212	$259,561

	December 31, 2010
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and financial	$––	$––	$––	$5	$5	$10,115	$10,120
Agricultural	––	––	––	151	151	––	151
Real estate – construction, commercial	373	––	––	9,112	9,485	41,788	51,273
Real estate – construction, residential	––	––	––	75	75	12,019	12,094
Real estate – mortgage, commercial	539	––	––	4,284	4,823	82,935	87,758
Real estate – mortgage, residential	1,220	––	––	8,673	9,893	93,959	103,852
Consumer installment loans	3	––	––	2	5	2,140	2,145
Other	––	––	––	––	––	207	207
	$2,135	$––	$––	$22,302	$24,437	$243,163	$267,600

Management evaluates all loan relationships periodically in order to assess the financial strength of the borrower and the value of any underlying collateral.  Based on the results of these evaluations, management will assign internal loan classifications to designate the relative strength of the credit.  The internal grades used are Pass, Special Mention, and Substandard.  Within the Pass classification, there are sub grades that range from High to Acceptable, all of which indicate that the loan is expected to continue to perform in accordance with its terms.  Loans with potential weaknesses that deserve management’s close attention are classified as Special Mention.  If the potential weakness in a Special Mention loan was to go uncorrected, it could result in deteriorating prospects for continued loan performance at some future date; however, the loan is not currently adversely classified.  The Substandard classification is assigned to loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  These loans have a well-defined weakness that jeopardizes the payment of the debt or the liquidation of the collateral securing the debt, and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as Special Mention or Substandard are subject to increased monitoring by management.  This typically includes frequent contact with the borrower to actively manage the borrowing relationship as needed to rehabilitate or mitigate the weakness, or potential weakness, identified.

A summary of loan credit quality is presented below:

(In thousands)	June 30, 2011
	Pass	Special Mention	Substandard	Total
Commercial and financial	$8,316	$––	$1,238	$9,554
Agricultural	––	––	151	151
Real estate – construction, commercial	27,740	635	18,708	47,083
Real estate – construction, residential	10,587	––	283	10,870
Real estate – mortgage, commercial	76,058	5,007	11,947	93,012
Real estate – mortgage, residential	86,568	2,226	8,334	97,128
Consumer installment loans	1,525	14	34	1,573
Other	190	––	––	190
	$210,984	$7,882	$40,695	$259,561

(In thousands)	December 31, 2010
	Pass	Special Mention	Substandard	Total
Commercial and financial	$9,066	$––	$1,054	$10,120
Agricultural	––	––	151	151
Real estate – construction, commercial	30,053	3,070	18,150	51,273
Real estate – construction, residential	11,818	201	75	12,094
Real estate – mortgage, commercial	73,240	1,698	12,820	87,758
Real estate – mortgage, residential	90,062	2,357	11,433	103,852
Consumer installment loans	2,082	25	38	2,145
Other	207	––	––	207
	$216,528	$7,351	$43,721	$267,600

Risk Elements in the Loan Portfolio

As addressed in the discussion on the provision and allowance for loan losses in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, loans on nonaccrual status increased by $3,097,000, or 13.9%, from $22,302,000 at December 31, 2010 to $25,399,000 at June 30, 2011.  Conversely, over this same time period, the balance of loans internally classified as Special Mention or Substandard declined by $2,495,000 or 4.9%.  In effect, loans previously identified as having a weakness migrated from performing to non performing or to OREO, while the level of new loans identified with a potential weakness have declined.  In addition to the level of loans on nonaccrual status, there are a number of other portfolio characteristics that management monitors and evaluates to assess the risk profile of the loan portfolio.  The following is a summary of risk elements in the loan portfolio:

	Loans with Interest Only Payments
(In thousands)	June 30, 2011		December 31, 2010
Commercial and financial	$5,174	9%	$5,413	9%
Real estate – construction, commercial	20,201	36%	22,407	37%
Real estate – construction, residential	2,377	4%	2,097	4%
Real estate – mortgage, commercial	10,432	19%	11,026	18%
Real estate – mortgage, residential	17,559	32%	19,136	31%
Consumer installment loans	184	––%	712	1%
Other	156	––%	156	––%
	$56,083		$60,947

As shown above, we have a moderate concentration of interest only loans in our portfolio, and such loans are generally regarded as carrying a higher risk profile than fully amortizing loans.  It is important to note that none of the interest only loans in our portfolio allow negative amortization, nor do we have any loans with capitalized interest reserves.

	Geographic Concentration of Loan Portfolio
	June 30, 2011
(In thousands)	Florida	Georgia	South Carolina	Other
Commercial and financial	$6,204	$158	$3,061	$131
Agricultural	––	151	––	––
Real estate – construction, commercial	14,058	6,437	24,660	1,928
Real estate – construction, residential	3,636	1,104	5,888	242
Real estate – mortgage, commercial	33,932	13,887	41,841	3,352
Real estate – mortgage, residential	32,373	26,638	37,574	543
Consumer installment loans	513	274	786	––
Other	51	105	34	––
	$90,767	$48,754	$113,844	$6,196

	Geographic Concentration of Loan Portfolio
	December 31, 2010
(In thousands)	Florida	Georgia	South Carolina	Other
Commercial and financial	$6,149	$372	$3,488	$111
Agricultural	––	151	––	––
Real estate – construction, commercial	16,206	6,892	26,247	1,928
Real estate – construction, residential	3,835	937	7,322	––
Real estate – mortgage, commercial	33,074	11,025	42,751	908
Real estate – mortgage, residential	34,577	30,189	38,617	469
Consumer installment loans	579	205	1,361	––
Other	32	125	50	––
	$94,452	$49,896	$119,836	$3,416

We also monitor and evaluate several other loan portfolio characteristics at a total portfolio level rather than by major loan category.  These characteristics include:

Junior Liens – Loans secured by liens in subordinate positions tend to have a higher risk profile than loans secured by liens in the first or senior position.  At June 30, 2011 the Company held $22,114,000 of loans secured by junior liens, which represented approximately 8.5% of the total net loan portfolio.  Net loan charge-offs was $338,000 in the six months ended June 30, 2011 for all loans secured by junior liens for an annualized loss rate of 3.1%.  At December 31, 2010 the Company held $23,418,000 of loans secured by junior liens which represents approximately 8.8% of the total net portfolio of loans.  Historical loss experience as measured by net loan charge offs was $414,000 in the year ended December 31, 2010 for all loans secured by junior liens for an annualized loss rate of 1.8%.

High Loan to Value Ratios – Typically the Company will not originate a new loan with a loan to value (LTV) ratio in excess of 100%.  However, declines in collateral values can result in the case of an existing loan renewal with an LTV ratio in excess of 100% based on the current appraised value of the collateral.  In such cases the borrower may be asked to pledge additional collateral or to renew the loan for a lesser amount.  If the borrower lacks the ability to pay down the loan or provide additional collateral, but has the ability to continue to service the debt, the loan will be renewed with an LTV ratio in excess of 100%.  At June 30, 2011 the loan portfolio included 29 loans with an aggregate balance of $13,223,000, or 5.1% of the net loan portfolio, with LTV ratios in excess of 100%.  At December 31, 2010 the loan portfolio included 29 loans with an aggregate balance of $10,855,000, or 4.1% of the net loan portfolio, with LTV ratios in excess of 100%.

Restructured Loans – Historically, the Company has followed a conservative approach by classifying any loan as restructured whenever the terms of a loan were adjusted to the benefit of any borrower in financial distress, regardless of the status of the loan at the time of restructuring.  In some cases we have restructured loans for borrowers who were not delinquent, but for various reasons these borrowers were experiencing financial distress that raised a doubt about their continued ability to make payments under current terms. By adjusting the terms of the loan to better fit the borrower’s current financial condition, expectations are that this loan will avoid a future default.  In other cases we have restructured loans for borrowers who were in default at the time the loan terms were restructured.  The expectation is that by adjusting the terms of such loans, the borrower may begin to make payments again based on the improved loan terms.

For regulatory purposes, in 2010 and prior years, restructured loans that were accruing interest (not on nonaccrual status) would be reported as performing restructured loans until the end of the fiscal year in which the restructure occurred.  At the beginning of the following fiscal year, the “restructured” designation for these performing restructured loans was removed, provided the borrower was paying in accordance with the restructured loan terms and the loan had a market rate of interest.

Recent interpretations of the topic of restructured loans by the Company’s primary regulator will effectively prohibit the practice of removing the “restructured” designation from any restructured loan during the life of the loan, beginning with the third quarter of 2011.  For 2011 and later, these loans will continue to be reported as restructured, even if the underlying conditions that resulted in the borrower’s financial distress were cured, the loan terms were modified back to current, fair value levels, the loan is current and accruing interest, and the borrower has not missed a payment since the loan was restructured.  As a result, expectations are that the level of restructured loans will continue to increase in the future.

The following table provides the status of all loans that are currently designated as restructured for regulatory purposes.

	June 30, 2011		December 31, 2011
	Count	Balance	Count	Balance
Restructured Loans Accruing Interest:
Current or less than 30 days past due	7	$2,550,000	12	$5,116,000
Delinquent 30 or more days past due	1	200,000	1	373,000
Restructure Loans on Nonaccrual:
Complying with restructured terms	2	4,065,000	3	4,416,000
Not complying with restructured terms	9	6,158,000	7	5,553,000
Under a 12 month payment forbearance	4	1,239,000	3	502,000
Total Restructured Loans	23	$14,212,000	26	$15,960,000

Of the 26 loans totaling $15,960,000 reported as restructured as of December 31, 2010, there were 9 loans with a total balance of $4,507,000 that are no longer reported as restructured effective January 1, 2011.  The loans are no longer reported as restructured because they were accruing interest, they were in compliance with the restructured loan terms and they yielded a market rate of interest at the time of restructure.

Loans classified as Special Mention or Substandard – Management evaluates all loan relationships periodically in order to assess the financial strength of the borrower and the value of any underlying collateral.  Loans that are found to have a potential or actual weakness are classified as special mention or substandard and subject to increased monitoring by management.  This typically includes frequent contact with the borrower to actively manage the borrowing relationship as needed to rehabilitate or mitigate the weakness identified.  At June 30, 2011, the Company had $48,577,000 in loans that were internally classified as Special Mention or Substandard, of which $27,737,000, or 57%, were either current or less than 30 days past due.  At December 31, 2010, the Company had $51,072,000 in loans that were internally classified as Special Mention or Substandard, of which $34,437,000, or 67%, were either current or less than 30 days past due.  As shown above, the balance of loans internally classified as Special Mention or Substandard declined by $2,495,000, or 4.9%, while the percentage of those loans that were more than 30 days past due increased from 33% to 43%.  This pattern reflects the migration of loans previously identified as having a weakness are from performing status to non performing status, and ultimately to OREO, while the level of new loans identified with a potential weakness have declined.

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

An analysis of the activity in the allowance for loan losses is presented below:

	For the Six Months Ended June 30,
	2011	2010
Balance, beginning of year	$6,007,690	$6,386,409
Provision for loan losses	1,011,527	1,085,413
Loans charged off	(1,209,763)	(1,204,769)
Recoveries of loans previously charged off	118,053	218,146
Balance, end of period	$5,927,507	$6,485,199

The following table summarizes information concerning the allowance for loan losses:

	For the Six Months Ended June 30, 2011
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total
Allowance balance, beginning of year	$543	$358	$4,042	$326	$739	$6,008
Loans charged off	(1)	(154)	(1,055)	––	––	(1,210)
Recoveries	13	––	103	2	––	118
Provision for loan losses	(242)	237	1,108	584	(675)	1,012
Allowance balance, end of period	$313	$441	$4,198	$912	$64	$5,928

	June 30, 2011
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total

Allowance for loans individually evaluated for impairment	10	141	1,422	481	––	2,054
Allowance for loans collectively evaluated for impairment	303	300	2,776	431	64	3,874
Total allowance for loan losses	313	441	4,198	912	64	5,928
Loans individually evaluated for impairment	223	8,500	14,767	481	––	23,971
Loans collectively evaluated for impairment	9,482	49,453	175,373	1,282	––	235,590
Total loans	$9,705	$57,953	$190,140	$1,763	$––	$259,561

	For the Six Months Ended June 30, 2010
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total
Allowance balance, beginning of year	$346	$741	$4,241	$351	$707	$6,386
Loans charged off	––	(513)	(638)	(53)	––	(1,204)
Recoveries	1	45	170	2	––	218
Provision for loan losses	(59)	304	1,252	63	(475)	1,085
Allowance balance, end of period	$288	$577	$5,025	$363	$232	$6,485

	December 31, 2010
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total
Allowance for loans individually evaluated for impairment	252	––	542	––	––	794
Allowance for loans collectively evaluated for impairment	291	358	3,500	326	739	5,214
Total allowance for loan losses	543	358	4.042	326	739	6,008
Loans individually evaluated for impairment	630	5,082	13,242	––	––	18,954
Loans collectively evaluated for impairment	9,641	58,285	178,368	2,352	––	248,646
Total loans	$10,271	$63,367	$191,610	$2,352	$––	$267,600

Note 6 — Other Real Estate Owned

A summary of other real estate owned is presented as follows:

	Six Months Ended June 30,
	2011	2010
Balance, beginning of year	$14,452,043	$18,176,169
Additions	5,201,647	4,046,221
Disposals	(5,986,281)	(3,761,581)
Valuation write downs and losses on sales	(1,228,291)	(1,856,934)
Balance, end of period	$12,439,118	$16,603,875

Expenses related to other real estate owned include the following:

	Six Months Ended June 30,
	2011	2010
Net loss on sales of real estate	$550,953	$786,552
Valuation write downs	677,338	1,070,382
Operating expenses	208,919	261,978
Total expenses related to other real estate owned	$1,437,210	$2,118,912

Note 7 — Stock-Based Compensation

The Company adopted a Stock Incentive Plan in 2000 which currently authorizes 388,306 shares of the Company’s common stock for issuance under the Plan.  The Plan provides for the total number of shares authorized for issuance under the Plan to be increased upon the issuance of new shares by the Company by an amount equal to the difference between 15% of the total outstanding shares after the issuance of the new shares and the number of shares authorized for issuance prior to the issuance of the new shares.  The Plan is administered by the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and Bank. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the Board of Directors, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five-year vesting period. Pursuant to the Plan, no Incentive Stock Option may be granted more than ten years after February 15, 2000, the effective date of the Plan. As of June 30, 2011, 93,065 shares were available for grant under this Plan.

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

On May 26, 2010, the Company granted non-qualified stock options to all full time employees for a total of 126,000 options.  The options vest over a five year period beginning on May 26, 2010.  The ultimate cost to the Company from this grant will be impacted by future option forfeitures, but in any case will not exceed $175,492 between May 26, 2010 and the last vesting date of May 26, 2015.

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

Note 8 — Fair Value

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with the Fair Value Measurements and Disclosures topic (FASB ASC 820), the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between willing market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$30,637,227	$239,797	$30,397,430	$––
Loans held for sale	31,310,607	––	31,012,447	298,160
Derivative asset positions	251,329	––	251,329	––
Total fair value of assets measured on a recurring basis	$62,199,163	$239,797	$61,661,206	$298,160
Liabilities:
Derivative liability positions	$768,425	$––	$768,425	$––
Total fair value of liabilities measured on a recurring basis	$768,425	$––	$768,425	$––

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$37,720,495	$408,363	$37,312,132	$––
Loans held for sale	55,336,007	––	54,286,053	1,049,954
Derivative asset positions	763,457	––	763,457	––
Total fair value of assets measured on a recurring basis	$93,819,959	$408,363	$92,361,642	$1,049,954
Liabilities:
Derivative liability positions	$1,403,004	$––	$1,403,004	$––
Total fair value of liabilities measured on a recurring basis	$1,403,004	$––	$1,403,004	$––

The table below presents a reconciliation of level 3 assets as of June 30, 2011 and 2010.

	Loans held for sale
	2011	2010
Balance, beginning of year	$1,049,954	$542,791
Total gains included in net income	61,036	35,143
Issuances	6,350,474	5,568,142
Sales	(7,163,304)	(5,438,660)
Transfers in or out of Level 3	––	––
Balance, end of period	$298,160	$707,416

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

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loan collateral to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the OREO or management’s estimation of the value of the OREO. When the fair value of the OREO is based on an observable market price or a current appraised value, the Company records the OREO as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the OREO is further impaired below the appraised value and there is no observable market price, the Company records the OREO as nonrecurring Level 3.

The table below presents the Company’s assets for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the six months ended June 30, 2011
Assets:
Impaired loans	$23,970,710	$––	$––	$23,970,710	$––
Other real estate owned	12,439,118	––	––	12,439,118	(1,228,291)
Total fair value of assets measured on a nonrecurring basis	$36,409,828	$––	$––	$36,409,828	$(1,228,291)

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

Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties in an orderly transaction. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered as representative of the liquidation value of the Bank, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Bank since purchase, origination, or issuance.

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

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and interest-bearing deposits in banks	$6,478,148	6,478,148	$2,229,832	2,229,832
Federal funds sold	421,857	421,857	185,258	185,258
Securities available for sale	30,637,227	30,637,227	37,720,495	37,720,495
Securities held to maturity	2,000,000	2,019,228	2,000,000	2,056,807
Restricted equity securities	3,964,500	3,964,500	4,472,500	4,472,500
Loans held for sale	31,310,607	31,310,607	55,336,007	55,336,007
Loans, net	253,633,539	254,850,966	261,592,712	258,660,152
Derivative asset positions	251,329	251,329	763,457	763,457
Accrued interest receivable	1,084,094	1,084,094	1,130,560	1,130,560

Financial liabilities:
Deposits	324,187,994	325,697,775	346,050,279	348,358,038
Other borrowings	35,000,000	37,454,635	37,000,000	40,303,524
Junior subordinated debentures	7,217,000	7,226,139	7,217,000	7,223,552
Derivative liability positions	768,425	768,425	1,403,004	1,403,004
Accrued interest payable	512,788	512,788	424,654	424,654

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

The following tables include the notional amounts and realized gain (loss) for mortgage banking derivatives recognized in Mortgage Banking income for the periods end June 30, 2011 and December 31, 2010:

Derivatives not designated as hedging instruments (in thousands)	June 30, 2011	December 31, 2010
Mandatory forward sales contracts
Notional amount	$81,989	$105,001
Loss on change in market value of mandatory forward sales contracts	$(167)	$(361)
Derivative asset balance included in other assets	$216	$651
Derivative liability balance included in other liabilities	$383	$1,012

Best efforts forward sales contracts
Notional amount	$2,157	$4,454
Gain on change in market value of best efforts forward sales contracts	$5	$78
Derivative asset balance included in other assets	$7	$78
Derivative liability balance included in other liabilities	$2	$––

Rate lock loan commitments
Notional amount	$74,274	$64,691
Loss on change in market value of rate lock commitments	$(355)	$(357)
Derivative asset balance included in other assets	$28	$34
Derivative liability balance included in other liabilities	$383	$391

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

Note 10 - Supplemental Segment Information

The Bank has two reportable segments: community banking and mortgage banking operations. The community banking segment provides traditional banking services offered through the Bank’s branch locations, including limited retail residential mortgage banking origination activity at selected branch locations. The mortgage banking operations segment originates residential mortgage loans submitted through a network of independent mortgage brokers, a modest level of retail loan originations from an internet leads based business channel, and beginning in April 2011 from a national network of nine traditional retail mortgage lending branches.  Most of these loans are sold to various investors on the secondary market while a limited number of loans are retained in the Bank’s loan portfolio. All wholesale and internet retail mortgage banking activity is conducted in the Bank’s mortgage banking offices in Atlanta, Georgia, as is the national retail mortgage lending administration function.  The nine retail lending branches are located in California, Kansas, Maryland, Ohio, New York, and Michigan and are staffed by 109 new employees hired during the three months ended June 30, 2011.

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

(In thousands)	Community Banking		Mortgage Banking Operations		Consolidated Company
Three months ended June 30,	2011	2010	2011	2010	2011	2010
Interest income	$3,489	$4,138	$763	$800	$4,252	$4,938
Interest expense	1,023	1,537	302	385	1,325	1,922
Net interest income	2,466	2,601	461	415	2,927	3,016
Provision for loan losses	472	662	25	23	497	685
Net interest income after provision	1,994	1,939	436	392	2,430	2,331
Non interest income	1,242	1,112	1,734	708	2,976	1,820
Non interest expense	3,695	3,915	1,966	756	5,661	4,671
Net income (loss) before tax expense (benefit)	(459)	(864)	204	344	(255)	(520)
Income tax expense (benefit)	(138)	(64)	64	103	(74)	39
Net income (loss) after taxes	$(321)	$(800)	$140	$241	$(181)	$(559)

(In thousands)	Community Banking		Mortgage Banking Operations		Consolidated Company
Six months ended June 30,	2011	2010	2011	2010	2011	2010
Interest income	$7,190	$8,541	$1,426	$1,473	$8,616	$10,014
Interest expense	2,171	3,324	593	740	2,764	4,064
Net interest income	5,019	5,217	833	733	5,852	5,950
Provision for loan losses	966	1,048	46	37	1,012	1,085
Net interest income after provision	4,053	4,169	787	696	4,840	4,865
Non interest income	2,364	1,545	3,062	1,699	5,426	3,244
Non interest expense	7,357	7,292	3,108	1,461	10,465	8,753
Net income (loss) before tax expense (benefit)	(940)	(1,578)	741	934	(199)	(644)
Income tax expense (benefit)	(258)	106	225	280	(33)	386
Net income (loss) after taxes	$(682)	$(1,684)	$516	$654	$(166)	$(1,030)

Note 11 – Reclassifications

Certain amounts reported as of December 31, 2010, or the periods ended June 30, 2010, have been reclassified to conform with the presentation of June 30, 2011.  These reclassifications had no effect on previously reported net loss or shareholders’ equity.

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

Overview

The following discussion describes our results of operations for the quarter and six months ended June 30, 2011 as compared to the quarter and six months ended June 30, 2010 and also analyzes our financial condition as of June 30, 2011 as compared to December 31, 2010.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

The Bank’s net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin.  For the quarter ended June 30, 2011, net interest income totaled $2,927,000 as compared to $3,016,000 for the quarter ended June 30, 2010 for a decrease of $89,000.  On a consecutive quarter basis, net interest income was up by $2,000, or 0.07%, from the $2,925,000 earned during the quarter ended March 31, 2011.

Total interest income decreased by $687,000, or 14%, to $4,252,000 for the three months ended June 30, 2011 compared to $4,939,000 for the three months ended June 30, 2010.  On a consecutive quarter basis, total interest income decreased by $112,000, or 3%, from the $4,364,000 earned during the quarter ended March 31, 2011.

The impact of the interest rate environment is seen in the Prime interest rate, which has been set at a historical low rate of 3.25% since December 16, 2008.  This historic low Prime interest rate has had an extremely negative impact on the yield earned by the Bank on that portion of the loan portfolio that carries rates based on the Prime interest rate index.  At June 30, 2011 and June 30, 2010 the Bank held $118,048,000 and $123,871,000, respectively, in loans carrying rates based on the Prime interest rate index.

In addition to the negative impact of decreased interest rates, interest income was also negatively impacted by elevated nonperforming loans and a decrease in average interest earning assets.  Average interest earning assets decreased to an average balance of $362,139,000 during the quarter ended June 30, 2011, down by $44,346,000, or 11%, from the average balance during the quarter ended June 30, 2010.  This decline was largely the result of decreases in the Bank’s investment portfolio as well as portfolio loans.  The overall impact of these factors was a decrease in interest income from investment securities of $232,000, or 39%, to $358,000 in the three months ended June 30, 2011 compared to $590,000 earned in the three months ended June 30, 2010.  Interest and fees earned on loans decreased by $455,000, or 10%, to $3,889,000 in the three months ended June 30, 2011 from $4,344,000 in the three months ended June 30, 2010.  On a consecutive quarter basis, interest income from investments decreased by $36,000, or 9%, from $394,000 earned during the quarter ended March 31, 2011.  Interest and fees earned on loans decreased by $74,000, or 2%, from $3,963,000 during the quarter ended March 31, 2011.

Interest income not recognized on non-accruing loans during the quarter ended June 30, 2011 was $328,000, an increase of $42,000 from the $286,000 of interest income not recognized during the same quarter in 2010.  On a consecutive quarter basis, interest income not recognized on non-accruing loans increased $93,000 from $235,000 during the quarter ended March 31, 2011.

Total interest expense decreased by $597,000, or 31%, to $1,325,000 for the three months ended June 30, 2011 compared to $1,922,000 for the same period in 2010.  On a consecutive quarter basis, total interest expense decreased by $114,000, or 8%, from $1,439,000 expensed during the quarter ended March 31, 2011.  The decrease in interest expense reflects the Company’s continued efforts to reduce deposit and other borrowing costs.

The net interest margin is a performance metric that reports how successful the Bank’s investment decisions have been relative to its funding choices.  It is calculated by dividing the annualized net interest income by the balance of the average interest earning assets for the period.  The net interest margin realized on earning assets increased by 30 basis points to 3.24% for the three months ended June 30, 2011 when compared to the 2.94% net interest margin earned during the same three months in 2010.  On a consecutive quarter basis, the net interest margin improved by 10 basis points from 3.14% during the quarter ended March 31, 2011.

The net interest rate spread is the difference between the average yield earned on loans, investment securities and other earning assets, and the rate paid on interest bearing deposits and other borrowings.  The net interest rate spread improved by 32 basis points to 3.12% for the three months ended June 30, 2011 compared to the 2.80% net interest rate spread earned during the same three month period in 2010.  On a consecutive quarter basis, the net interest rate spread improved by 10 basis points from 3.02% during the quarter ended March 31, 2011.

For the six months ended June 30, 2011, net interest income totaled $5,852,000 as compared to $5,950,000 for the same period in 2010, for a decrease of $98,000, or 2%.  Total interest income decreased by $1,398,000, or 14%, to $8,616,000 for the six months ended June 30, 2011 compared to $10,014,000 for the six months ended June 30, 2010. Interest and fees on loans decreased by $899,000, or 10%, to $7,853,000 in the six months ended June 30, 2011 from $8,752,000 in the six months ended June 30, 2010.  Interest income on investment securities decreased by $502,000, or 40%, to $752,000 in the six months ended June 30, 2011 compared to $1,254,000 in the six months ended June 30, 2010.  Total interest expense decreased by $1,300,000, or 32%, to $2,764,000 for the six months ended June 30, 2011 compared to $4,064,000 for the same period in 2010. The net interest margin and the interest rate spread were 3.19% and 3.07%, respectively, for the six months ended June 30, 2011. The net interest margin realized on earning assets and the interest rate spread were 2.95% and 2.81%, respectively, for the six months ended June 30, 2010.

Interest Rate Sensitivity and Asset Liability Management

Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution.  The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to manage the risks associated with interest rate movements.  Management constantly reviews interest rate risk exposure under various interest rate scenarios so that adjustments in interest rate sensitivity can be made on a timely basis.  Since the assets and liabilities of the Company are primarily monetary in nature (payable in fixed, determinable amounts), the performance of the Company is affected more by changes in interest rates than by inflation.  Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months.  Gap is an attempt to predict the behavior of the Company’s net interest income in general terms during periods of movement in interest rates.  In general, if the Company is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period.  In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities.  Although it can be used as a general predictor, gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At June 30, 2011, the Company, as measured by gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is asset sensitive when cumulatively measured at six months and slightly liability sensitive when cumulatively measured at one year.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The Company also forecasts its sensitivity to interest rate changes not less than quarterly using modeling software.  For more information on asset-liability management, see the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

(In thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Portfolio loans, gross	$259,561	$263,596	$267,600	$277,611	$284,604	$285,972	$289,659	$299,270

Loans past due > 30 days and still accruing interest	$1,950	$2,063	$2,135	$6,063	$4,884	$5,844	$2,032	$2,832

Loans on nonaccrual	$25,399	$20,678	$22,302	$19,998	$16,666	$12,992	$13,754	$23,903
(as a % of loans, gross)	9.79%	7.84%	8.33%	7.20%	5.83%	4.54%	4.75%	7.99%

Net loan charge offs (recoveries)	$685	$407	$535	$1,553	$863	$123	$2,072	$1,485
(as a % of loans, gross)	0.26%	0.15%	0.20%	0.56%	0.30%	0.04%	0.72%	0.50%

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

Loans past due greater than 30 days and still accruing interest has proven to be a useful leading indicator of directional trends in future loan losses. As the level of this metric rises, expectations are for a comparable increase in loans moving into a nonaccrual status and ultimately foreclosure resulting in increased losses. This pattern has been observed in the past where increases in loans past due greater than 30 days and still accruing are followed in future quarters with the same directional changes in the level of loans on nonaccrual.  The level of loans past due greater than 30 days and still accruing interest declined slightly from $2,063,000 at March 31, 2011 to $1,950,000 at June 30, 2011, the lowest level reported since September 30, 2007. While this is an encouraging metric, management will continue to carefully monitor past due loans and work aggressively to manage loan delinquency levels.  It is likely that the weakening loan quality experienced during 2009 and 2010 will continue to be an area of concern during 2011.

Loans on nonaccrual has been another leading indicator of potential future losses from loans. We typically place loans on nonaccrual status when they become 90 days past due. In addition to the interest lost when a loan is placed on nonaccrual status, there is an increased probability of a loan on nonaccrual moving into foreclosure with a potential loss outcome. Although it is not shown in the table above, the level of loans on nonaccrual peaked at $25,925,000 at June 30, 2009.  Over the following three quarters, this measure declined by 50% to $12,992,000 at the end of the first quarter of 2010.  However, since March 31, 2010, we have experienced three consecutive quarters of deterioration with the level of loans on nonaccrual increasing to $22,302,000 at December 31, 2010.  Nonaccrual loans decreased by $1,624,000, or 7%, during the first quarter of 2011, but climbed back up by $4,721,000, or 23%, to $25,399,000 at the end of the second quarter of 2011, very near the prior peak level of June 30, 2009.  This current quarter increase reflects the negative impact of two large credit relationships with a total exposure of $6,349,000 moving into nonaccrual status, partially reduced by loans either converted to OREO or returned to accrual status.  As a result, the recent increase in this asset quality indicator does not appear to indicate broad portfolio deterioration, but is reflective of two large relationships going into default.  Regardless, management remains vigilant in its loan monitoring and loss mitigation efforts.

Net loan charge offs or recoveries reflect our practice of charging recognized losses to the allowance and adding subsequent recoveries back to the allowance. During the three months ended June 30, 2011, we recorded charge offs net of recoveries of $685,000. This amount represented an increase of $278,000, or 68%, from the $407,000 in net charge offs recorded during the prior quarter ended March 31, 2011, and a decrease of $178,000, or 21% from the $863,000 net charge offs during the same quarter in the prior year.

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

In addition to considering the metrics described above, we evaluate the collectability of individual loans, the balance of impaired loans, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans and a review of specific problem loans. Based on this process and as shown below, the provision charged to expense was $497,000 for the three months ended June 30, 2011, as compared to $685,000 for the three months ended June 30, 2010. On a consecutive quarter basis, this provision level was $18,000, or 4%, lower than the $515,000 provision charged to expense during the quarter ended March 31, 2011.

(In thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Provision during quarter ended	$497	$515	$250	$1,361	$685	$400	$2,125	$1,266

Provision added in excess of net charge offs	$(188)	$108	$(285)	$(192)	$(178)	$277	$53	$(219)

Allowance for loan losses	$5,928	$6,116	$6,008	$6,293	$6,485	$6,663	$6,386	$6,306
(as a % of loans, gross)	2.28%	2.32%	2.25%	2.27%	2.28%	2.33%	2.20%	2.11%

The difference between the amount of the provision for loan losses and net loan charge offs will result in expansion or shrinkage to the level of the allowance for loan losses. As shown above, during the three months ended June 30, 2011 the current provision for loan losses of $497,000 was less than net charge offs against the allowance of $685,000 by $188,000.  The result was a decrease to the allowance for loan losses by $188,000 to a level of $5,928,000, or 2.28% of gross loans outstanding at June 30, 2011, as compared to $6,116,000, or 2.32% of gross loans outstanding at March 31, 2011.

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

Noninterest Income

Noninterest income for the three months ended June 30, 2011 totaled $2,976,000, as compared to $1,821,000 for the three months ended June 30, 2010.  The largest increase was in mortgage banking income, which increased $1,018,000 to $1,756,000 for the quarter ended June 30, 2011 compared to $738,000 for the same period of 2010.  SBA loan income increased $873,000 to $974,000 for the quarter ended June 30, 2011 compared to $101,000 for the same period of 2010.  This increased income was partially offset by the reduction in nonrecurring gain on sale of securities available for sale of $17,000 during the second quarter of 2011 compared to net gain of $806,000 recorded during the second quarter of 2010.

Noninterest income for the six months ended June 30, 2011 totaled $5,426,000, as compared to $3,244,000 for the six months ended June 30, 2010.  The largest increase was in SBA loan income, which increased $1,682,000 to $1,824,000 for the first half of 2011, compared to $142,000 for the same period of 2010.  Mortgage banking income increased $1,384,000 to $3,125,000 for the six months ended June 30, 2011, compared to $1,741,000 for the same period of 2010.  This increased income was partially offset by the reduction in nonrecurring gain on sale of securities available for sale of $17,000 during the first half of 2011 compared to net gain of $939,000 recorded during the first half of 2010.

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2011 was $5,662,000, as compared to $4,671,000 for the same period in 2010.  The largest contributor to this increase was salaries and benefits, which increased by $1,408,000 to $2,962,000 for the three months ended June 30, 2011 compared to $1,554,000 for the same period in 2010.  The increase in compensation expense resulted from a combination of staffing additions at the national retail mortgage banking branches as well as increased commission and incentive costs from residential mortgage banking and SBA lending activity.  Also contributing to this increase was an increase in legal and professional fees, which increased $83,000 to $247,000 during the second quarter of 2011 compared to $164,000 during the second quarter of 2010.  These increases were partially offset by a decrease in other real estate expenses of $553,000 during the second quarter 2011 compared to the second quarter 2010, and a decrease in FDIC insurance expense of $90,000 during the second quarter 2011 compared to the same period in 2010.

Total noninterest expense for the six months ended June 30, 2011 was $10,465,000, as compared to $8,753,000 for the same period in 2010.  The largest contributor to this increase was salaries and benefits, which increased by $1,761,000 to $5,127,000 for the six months ended June 30, 2011 compared to $3,366,000 for the same period in 2010.  The increase in compensation expense resulted from a combination of staffing additions at the national retail mortgage banking branches as well as increased commission and incentive costs from mortgage banking and SBA lending activity.  Also contributing to this increase was an increase in legal and professional fees, which increased $202,000 to $492,000 during the first half of 2011 compared to $290,000 during the first half of 2010.  These increases were partially offset by a decrease in other real estate expenses of $682,000 during the first half of 2011 compared to the first half of 2010.

Mortgage Banking Operations

The primary source of direct income generated by this division is the gain on sale of mortgage loans which was $1,756,000 for the quarter ended June 30, 2011 compared to $738,000 for the quarter ended June 30, 2010.  For the first half of 2011, the gain was $3,125,000 compared to $1,741,000 for the same period in 2010.  The direct noninterest expenses incurred by the division were $1,966,000 for the second quarter of 2011, an increase of $1,210,000 over the second quarter 2010 expenses of $756,000.  The largest contributor to this increase was in salaries and benefits, which were $1,335,000 for second quarter 2011, compared to $350,000 for second quarter 2010, and largely reflect a combination of staffing additions at the national retail mortgage banking branches as well as the higher commissions paid in the second quarter of 2011 as compared to the second quarter of 2010.  For the six months ended June 30, 2011, noninterest expenses incurred by the mortgage banking division were $3,108,000, an increase of $1,647,000 compared to $1,461,000 of noninterest expense for the first half of 2010.  The largest contributor to this increase was in salaries and benefits, which were $2,019,000 for the first half of 2011, compared to $910,000 for the same period in 2010.

Beyond the impact of the noninterest income and expense from this division, the Bank earns interest income at the respective note rates on the balance of loans originated by the division from the time the loan is funded until it is sold to a secondary market investor. The average outstanding daily balance of residential mortgage loans available for sale was $58,769,000 for the three months ended June 30, 2011 and $60,185,000 for the three months ended June 30, 2010. The interest income earned on these loans available for sale was $711,000 and $752,000 during the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, the average outstanding daily balance of residential loans available for sale was $58,693,000 in 2011 and $56,588,000 in 2010.  The interest income earned on these loans available for sale was $1,357,000 and $1,397,000 during the first half of 2011 and 2010, respectively.

The combination of the above factors resulted in net income at the mortgage banking division of $140,000 for the three months ended June 30, 2011, compared to net income for the three months ended June 30, 2010 of $241,000.  For the six months ended June 30, net income was $516,000 at the mortgage banking division in 2011, compared to net income of $654,000 in the same period in 2010. The 2011 net income for the mortgage banking division reflects start up costs related to the national retail branch additions of $229,000 for the three and six months ended June 30, 2011. Excluding these start up costs, the mortgage banking division net income increased in 2011 over the comparable 2010 period.

Income Taxes

For the three months ended June 30, 2011, we recognized income tax (benefit) of ($74,000), compared to income tax expense of $39,000 for the second quarter of 2010. Our effective tax rate was 29% in 2011 and (7%) in 2010. For the first half of 2011, we recognized income tax (benefit) of ($33,000), compared to income tax expense of $386,000 for the first half of 2010. Our effective tax rate for the six month period was 17% in 2011 and (60%) in 2010.  The fluctuation in effective tax rates reflects the impact of permanent book-to-tax differences in both years, including the impact of the early redemption of several bank owned life insurance (“BOLI”) policies during 2010.  The BOLI policy redemptions generated taxable income, but did not result in GAAP income upon redemption with the result being the recognition of a substantial tax expense on the taxable gain, but no corresponding GAAP income.

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

●	After nine consecutive quarterly losses, the Company’s banking subsidiary, CBC National Bank, was marginally profitable for the first two fiscal quarters in 2011, ending March 31 and June 30.

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

●
The existing portfolio of marketable securities had an unrealized mark to market gain as of June 30, 2011 of $1,026,000, which could consume up to $349,000 of the deferred tax asset if the decision was made to sell securities from this portfolio and replace them with current market rate securities.

●
During 2010 we sold approximately $4.8 million of tax exempt municipal bonds, generating a taxable gain of $167,000, which allowed us to reinvest the proceeds of sale into securities that generate taxable income.

●	During 2010 we sold approximately $16.4 million of mortgage backed securities, generating a taxable gain of $772,000 and reducing the deferred tax asset by $262,000.

Based on the above analysis as of December 31, 2010, management determined that there was a low probability that the Company would realize the full deferred tax asset over the next three tax years through future taxable operating income and implementation of tax strategies as described above.  Therefore, a deferred tax valuation allowance of $1,826,000 was recorded in the year ended December 31, 2010 as the amount of the existing deferred tax asset that is not likely to be realized over the next three tax years.  However, in light of the considerations above and the earnings generated by the Company’s banking subsidiary in 2011, management believes it is more likely than not that the small increase to the YTD deferred tax asset during the first half of 2011 is more likely than not going to be fully realized by the end of 2011 and so no additional deferred tax valuation allowance was recorded in the six months ended June 30, 2011.  Management will continue to monitor the deferred tax asset and adjust the valuation allowance as needed to properly reflect any changes in the probability of future realization of the deferred tax asset.

Net Loss

The combination of the above factors resulted in net loss of $181,000 for the three months ended June 30, 2011, compared to net loss for the three months ended June 30, 2010 of $559,000.  For the six months ended June 30, net loss was $166,000 in 2011, compared to net loss of $1,030,000 in the same period in 2010.  Basic and diluted loss per share available to common shareholders were ($.13) for the quarter ended June 30, 2011, compared to basic and diluted loss per share of ($.27) for the three month period ended June 30, 2010.  Basic and diluted loss per share available to common shareholders were ($.17) for the six months ended June 30, 2011, compared to basic and diluted loss per share of ($.51) for the six months ended June 30, 2010.

Financial Condition

During the first six months of 2011, total assets decreased $23,981,000, or 5.62%, when compared to December 31, 2010. Investment securities available for sale decreased $7,083,000, or 18.78%, as a result of Mortage Backed Securities and Collaterized Mortage Obligations principal prepayments, several security calls and maturities.  During the first half of 2011, loans held for sale also decreased $24,025,000, or 43.42%, and portfolio loans decreased $8,039,000, or 3.00%, when compared to December 31, 2010.  Other real estate decreased $2,013,000 during the first half of 2011 when compared to December 31, 2010.   These decreases were partially offset by an increase of $13,372,000 in loan sales receivable, and an increase of $3,645,000 in interest bearing deposits in banks. During the first six months of 2011, total liabilities decreased $23,742,000, or 6.03%, when compared to December 31, 2010.  Total deposits decreased $21,862,000, or 6.32%, and other borrowings decreased $2,000,000, or 5.41% when compared to December 31, 2010.

Investment Securities

Investment securities available for sale decreased to $30,637,000 at June 30, 2011 from $37,720,000 at December 31, 2010.  The decrease in investment securities was due to principal repayments, calls, and maturities of securities during the first half of 2011.

Loans

Gross loans totaled $259,561,000 at June 30, 2011, a decrease of $8,039,000, or 3.00%, since December 31, 2010.  We continue to work to reduce our exposure to higher risk loans by avoiding growth in the balance of real estate - construction, commercial loans; and instead focusing our lending efforts on real estate - mortgage, residential loans and real estate - mortgage, commercial loans.  All loans are domestic, we have no foreign loans.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $7,348,000 at June 30, 2011.  The decrease of $33,000 from the December 31, 2010 amount of $7,380,000 was due to regular depreciation of assets totaling $212,000, loss on disposal totaling $49,000, and sales proceeds totaling $7,000, offset by purchases of new premises and equipment totaling $235,000.

Other Real Estate Owned

Other real estate owned represents collateral property taken back from borrowers in partial or full satisfaction of their defaulted debt obligation to the Company.  We track our historical experience of loans that ultimately convert to other real estate owned by major loan category and by geographic exposure as shown on the following tables:

	June 30, 2011
(In thousands)	Florida	Georgia	South Carolina	Total
Real estate – construction, commercial	$2,643	$––	$253	$2,896
Real estate – construction, residential	3,086	1,222	557	4,865
Real estate – mortgage, commercial	207	––	1,490	1,697
Real estate – mortgage, residential	1,130	651	1,200	2,981
	$7,066	$1,873	$3,500	$12,439

	December 31, 2010
(In thousands)	Florida	Georgia	South Carolina	Total
Real estate – construction, commercial	$1,009	$––	$250	$1,259
Real estate – construction, residential	3,422	2,744	825	6,991
Real estate – mortgage, commercial	1,134	984	1,254	3,372
Real estate – mortgage, residential	1,001	272	1,557	2,830
	$6,566	$4,000	$3,886	$14,452

During the six months ended June 30, 2011 we sold a total of 37 other real estate owned properties with a total book value of $6,537,000.  The net proceeds from these sales were $5,986,000, which resulted in a net recovery of approximately 72.6% of the original loan amounts and 91.6% of the book value of the other real estate sold. During the six months ended June 30, 2010 we sold a total of 18 other real estate owned properties with a total book value of $4,548,000.  The net proceeds from these sales were $3,762,000, which resulted in a net recovery of approximately 61.2% of the original loan amounts and 82.7% of the book value of the other real estate sold.

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

Deposits

Total deposits decreased by $21,862,000, or 6%, to a total of $324,188,000 at June 30, 2011 from $346,050,000 at December 31, 2010. Noninterest-bearing demand deposits increased $1,825,000, or 10%, while interest-bearing deposits decreased $23,687,000, or 7%. The Company has continued its use of a modest level of brokered deposits, which carry substantially lower interest rates than comparable term core retail deposits.  Brokered deposits are issued in individual’s names and in the names of trustees with balances participated out to others.  Core retail deposits are deposits which are gathered in the normal course of business, without the use of a broker.  Core reciprocal deposits are gathered in the same manner as core retail deposits, but the funds are participated out to other banks through use of the CDARS reciprocal transactions program.  The CDARS program allows depositors to obtain FDIC insurance for deposits up to $50 million by exchanging the portions of their deposits in excess of FDIC insurance limitations with other financial institutions participating in the CDARS program.  In return, we receive an equal amount of deposits back from other CDARS participating financial institutions, such that there is no net change in the level of total deposits on our balance sheet. Pursuant to the formal agreement entered into with the OCC, the Bank is required to limit its level of brokered deposits to no more than ten percent of total deposits, such requirement does not include reciprocal CDARS.

Balances and percentages within the major deposit categories are as follows:

	June 30, 2011
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$20,773	$––	$––	$20,773
Interest-bearing demand deposits	114,010	––	––	114,010
Savings deposits	4,318	––	––	4,318
Certificates of deposit $100,000 and over	78,014	27,890	––	105,904
Other time deposits	56,600	1,458	21,125	79,183
	$273,715	$29,348	$21,125	$324,188

	December 31, 2010
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$18,948	$––	$––	$18,948
Interest-bearing demand deposits	118,812	––	––	118,812
Savings deposits	3,764	––	––	3,764
Certificates of deposit $100,000 and over	90,272	27,633	––	117,905
Other time deposits	66,978	1,426	18,217	86,621
	$298,774	$29,059	$18,217	$346,050

Other Borrowings

Other Borrowings of $35,000,000 at June 30, 2011 are composed of advances from the Federal Home Loan Bank of Atlanta (FHLB), and represent a decrease from $37,000,000 at December 31, 2010. At June 30, 2011 the Bank pledged $84,374,000 of its portfolio loans to FHLB and could borrow up to an aggregate of $42,556,000 on such collateral.  The Bank had also pledged $41,236,000 of its portfolio loans to Federal Reserve Bank of Atlanta at June 30, 2011, and could borrow up to an aggregate of $28,835,000 on such collateral at the Discount Window.  At December 31, 2010 the Bank pledged $98,499,000 of its portfolio loans to FHLB and could borrow up to an aggregate of $53,666,000 on such collateral.  The Bank also pledged $48,390,000 of its portfolio loans to Federal Reserve Bank of Atlanta at December 31, 2010, and could borrow up to an aggregate of $28,267,000 on such collateral at the Discount Window.

FHLB advances outstanding and related terms at June 30, 2011 and December 31, 2010 are shown in the following tables:

		FHLB Advances Outstanding June 30, 2011
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	$5,000,000	0.14%	July 29, 2011
Fixed rate	2,500,000	3.30%	April 9, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	September 7, 2011
Fixed rate	10,000,000	4.25%	May 21, 2014
Fixed rate	5,000,000	3.71%	June 24, 2015
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	September 7, 2011
Variable rate overnight advance	9,000,000	0.36%
Total	$35,000,000	2.48%

		FHLB Advances Outstanding December 31, 2010
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	$2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 9, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	March 7, 2011
Fixed rate	10,000,000	4.25%	May 21, 2014
Fixed rate	5,000,000	3.71%	June 24, 2015
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 7, 2011
Variable rate overnight advance	8,500,000	0.47%
Total	$37,000,000	3.31%

Junior Subordinated Debentures

In May 2004, Coastal Banking Company Statutory Trust I issued $3 million of trust preferred securities with a maturity of July 23, 2034.  The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $3,093,000 of the Company’s junior subordinated debentures, which accrue interest at a floating rate equal to 3 month LIBOR plus 275 basis points.  The Company used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to the Bank.  The debentures represent the sole asset of the Trust.

In June 2006, Coastal Banking Company Statutory Trust II issued $4 million of trust preferred securities with a maturity of September 30, 2036.  The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $4,124,000 of the Company’s junior subordinated debentures, which accrue interest at a fixed rate of 7.18% until September 30, 2011 and a variable rate thereafter equal to 3 month LIBOR plus 160 basis points.  The Company used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to the Bank.  The debentures represent the sole asset of the Trust.

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

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and with advances from approved borrowing facilities with correspondent banks, the Federal Home Loan Bank of Atlanta, and the Federal Reserve Bank discount window.  At June 30, 2011, the Bank had $85,613,000 available under its existing borrowing facilities compared to $105,283,000 available at December 31, 2010, which is currently well in excess of our projected liquidity needs.  In addition to borrowing facilities, the Bank considers the balance of mortgage loans sold for which payment by the purchasing investor is pending as an additional source of liquidity.  At June 30, 2011 the loan sales receivable was $44,878,000 and 79% of that receivable was received as cash within 31 calendar days.  Another key metric of our liquidity position is the loan-to-total deposit ratio, which was 80% at June 30, 2011 and 77% at December 31, 2010.

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

Loans on one-to-four family residential mortgages originated by us are sold to various other financial institutions with representations and warranties that are usual and customary for the industry. In addition to these representations and warranties, our loan sale contracts define a condition in which the borrower fails to make any one of the first four loan payments within 30 days of the due date as an Early Payment Default (“EPD”). In the event of an EPD occurrence, we are required to return the premium paid by the investor for the loan as well as pay certain administrative fees.  In the event of a breach of any of the representations and warranties related to a loan sold, we could be liable for damages to the investor up to and including a “make whole” demand that involves, at the investor’s option, either reimbursing the investor for actual losses incurred on the loan or repurchasing the loan in full.  Our maximum exposure to credit loss in the event of a loan repurchase related to a make whole claim would be the unpaid principal balance of the loan to be repurchased along with any premium paid by the investor when the loan was purchased and other minor collection cost reimbursements.

The Bank has received notification from purchasers of three EPD claims in 2008, seven EPD claims in 2009, three EPD claims in 2010, and one EPD claim in 2011. Beyond the initial payment to the purchasers of $73,700 upon receipt of the EPD claims, the maximum remaining exposure under investor claims of a representation and warranty breach would be the difference between the total loan amount and the liquidated value of the underlying collateral.  In the case of our 14 EPD claims received since 2008, the aggregate loan balance was $2,360,000 and consisted of 14 single family residences. Original loan to value ratios ranged from 65% to 98% and loans with a loan to value ratio over 80% have a mortgage insurance policy in place. If repurchase was required, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.  Because the risk of an EPD claim only exists during the first four payments after a loan is originated, we report the total of the most recent four months mortgage banking lending volume as our off balance sheet credit risk from EPD claims.

As discussed above, the representations and warranties in our loan sale agreements provide that we repurchase loans or indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. From the September 2007 inception of the mortgage banking division through June 30, 2011, we have sold residential mortgage loans into the secondary market with a principal balance of approximately $2.757 billion.  From this population of sold loans, we have been required to settle four make whole claims totaling $324,000, and we have repurchased one loan totaling $225,000.

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

In recognition of risk from potential EPD claims and breaches of representations and warranties, an indemnification reserve has been established and maintained since mortgage banking loan sales began in late 2007 to cover potential costs.  We have limited history of costs incurred, so additions to the reserve are made monthly based on a percentage of loan balances sold that month.  This approach recognizes that the risk of indemnification costs will rise in relation to the level of loans sold.  The balance in this indemnification reserve was $803,000 at June 30, 2011 and based on the Company’s modest historical loss experience and the current level of indemnification claims under review, management believes this level of reserve is adequate for potential exposure in connection with loan sale indemnification or EPD claims. However, we can provide no assurance that our methodology will not change and that the balance of this indemnification reserve will prove sufficient to cover actual costs in the future.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of June 30, 2011:

Commitments to extend credit	$16,071,000
Standby letters of credit	$312,000
Loans sold with representations and warranties	$248,274,000

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

Contractual Obligations

Summarized below are our contractual obligations as of June 30, 2011.

(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Other borrowings	$35,000	$16,500	$11,500	$5,000	$2,000
Operating lease obligations	658	399	235	24	––
Junior subordinated debentures	7,217	––	––	––	7,217
	$42,875	$16,899	$11,735	$5,024	$9,217

Capital Resources

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital includes common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, plus senior perpetual preferred stock issued to the United States Department of Treasury under TARP and a limited amount of trust preferred securities less certain intangible assets and the disallowed portion of our deferred tax asset.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital includes the general reserve for loan losses, subject to certain limitations.  We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.  At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a Tier 1 leverage ratio of at least 5%.  Additionally, in light of current market conditions and the Bank’s current risk profile, management has determined that the Bank must achieve and maintain a minimum ratio of total capital to risk-weighted assets of 12% and a minimum leverage ratio of 8% to be considered well capitalized under these market conditions.

At June 30, 2011, total shareholders’ equity was $32.8 million at the holding company and $38.9 million at CBC National Bank.  The Bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.  The following table summarizes the Company’s and Bank’s capital ratios at June 30, 2011:

	Coastal Banking Company	CBC National Bank
Total capital (to risk-weighted assets)	16.46%	16.10%
Tier 1 capital (to risk-weighted assets)	15.19%	14.83%
Tier 1 capital (to total average assets)	9.76%	9.52%

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

The MOU also prohibits the Company from paying interest on its trust preferred securities without prior regulatory approval.  The Company has not been successful in obtaining the required regulatory approval to pay interest on its trust preferred securities since December 2010. As a result pursuant to the terms of the trust preferred securities, the Company has elected to defer all interest payments that have become due and payable on its trust preferred securities since the fourth quater of 2010.  Pursuant to the terms of the trust preferred securities, absent authorization of a majority of the holders of the outstanding trust preferred securities, the Company is prohibited from paying dividends on its TARP preferred stock until the Company pays all interest payments due and payable.  As a result, the Company cannot pay dividends on its TARP preferred stock without breaching the terms of its trust preferred securities, and so the Company has not paid the last two TARP dividend payments that were due in February and May, 2011.

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

On February 17, 2011, the Federal Reserve Bank denied our request to pay dividends on our TARP preferred stock and interest on our trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments. Cash dividends on the TARP preferred stock are cumulative and accrue and compound on each subsequent payment date. At June 30, 2011, we had unpaid TARP preferred stock dividends in arrears of $248,750. If we miss six quarterly dividend payments on the TARP preferred stock, whether or not consecutive, the Treasury will have the right to appoint two directors to Coastal’s board of directors until all accrued but unpaid dividends have been paid. We have deferred the February 2011 and May 2011 dividend payments as of June 30, 2011.

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

COASTAL BANKING COMPANY, INC.

Date: August 12, 2011	By:	/s/ MICHAEL G. SANCHEZ
Michael G. Sanchez
Chief Executive Officer

Date: August 12, 2011	By:	/s/ PAUL R. GARRIGUES
Paul R. Garrigues
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.