Form 10-Q
period 2011-09-30
COASTAL BANKING CO INC
filed 2011-11-14
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

     ☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,595,207 shares of common stock, $.01 par value, were issued and outstanding on November 14, 2011.

PART 1.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Coastal Banking Company
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Cash and due from banks	$2,971,024	$1,823,132
Interest-bearing deposits in banks	401,903	406,700
Federal funds sold	125,317	185,258
Securities available for sale, at fair value	29,810,135	37,720,495
Securities held to maturity, at cost	––	2,000,000
Restricted equity securities, at cost	4,242,200	4,472,500
Loans held for sale, at fair value	66,523,424	55,336,007

Loans, net of unearned income	260,789,176	267,600,402
Less allowance for loan losses	5,785,218	6,007,690
Loans, net	255,003,958	261,592,712

Premises and equipment, net	7,298,090	7,380,238
Cash surrender value of life insurance	1,954,434	1,894,971
Intangible assets	27,937	62,452
Other real estate owned	14,336,412	14,452,043
Loan sales receivable	50,409,855	31,505,783
Other assets	8,042,557	8,244,448
Total assets	$441,147,246	$427,076,739
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$23,227,265	$18,948,135
Interest-bearing	317,702,115	327,102,144
Total deposits	340,929,380	346,050,279

Federal funds purchased	3,487,000	––
Other borrowings	51,500,000	37,000,000
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	5,609,903	3,774,705
Total liabilities	408,743,283	394,041,984

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, par value $.01; 10,000,000 shares authorized; 9,950 shares issued and outstanding at September 30, 2011 and December 31, 2010	9,633,759	9,581,703
Common stock, par value $.01; 10,000,000 shares authorized; 2,595,207 shares issued and outstanding at September 30, 2011; 2,588,707 shares issued and outstanding at December 31, 2010	25,952	25,887
Additional paid-in capital	41,359,009	41,247,995
Accumulated deficit	(19,260,622)	(18,300,457)
Accumulated other comprehensive income	645,865	479,627
Total shareholders’ equity	32,403,963	33,034,755
Total liabilities and shareholders’ equity	$441,147,246	$427,076,739

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$4,091,437	$4,423,017	$11,943,975	$13,175,370
Interest on taxable securities	276,542	413,321	927,023	1,541,381
Interest on nontaxable securities	50,879	53,957	152,736	179,429
Interest on deposits in other banks	1,451	1,844	10,788	6,283
Interest on federal funds sold	471	472	2,174	4,362
Total interest income	4,420,780	4,892,611	13,036,696	14,906,825

Interest expense:
Interest on deposits	919,529	1,312,345	2,901,731	4,543,630
Interest on junior subordinated debentures	102,600	101,048	300,350	297,047
Interest on other borrowings	234,972	322,545	819,124	959,045
Total interest expense	1,257,101	1,735,938	4,021,205	5,799,722

Net interest income	3,163,679	3,156,673	9,015,491	9,107,103
Provision for loan losses	703,512	1,360,517	1,715,039	2,445,930
Net interest income after provision for loan losses	2,460,167	1,796,156	7,300,452	6,661,173

Non-interest income:
Service charges on deposit accounts	92,373	114,245	302,690	352,040
Other service charges, commissions and fees	75,976	69,379	228,332	197,961
SBA loan income	907,324	40,762	2,730,891	182,961
Mortgage banking income	4,580,706	2,978,591	7,705,377	4,719,527
Gain on sale of securities available for sale	––	––	16,823	939,385
Income from investment in life insurance contracts	19,604	16,184	59,463	49,318
Other income	42,442	305	100,955	22,728
Total other income	5,718,425	3,219,466	11,144,531	6,463,920

Non-interest expenses:
Salaries and employee benefits	3,963,246	2,611,922	9,090,458	5,978,277
Occupancy and equipment expense	488,413	392,840	1,216,125	1,053,592
Advertising fees	640,751	15,246	715,552	96,731
Amortization of intangible assets	11,505	20,841	34,515	62,523
Audit fees	94,403	96,434	299,998	292,443
Data processing fees	291,412	269,650	815,915	734,183
Director fees	30,300	36,200	104,500	128,350
FDIC insurance expense	147,578	204,028	481,758	621,445
Legal and other professional fees	192,833	194,528	684,555	484,556
OCC examination fees	41,964	43,846	129,480	135,679
Other real estate expenses	1,254,073	1,112,010	2,691,283	3,230,922
Other operating	1,100,211	852,783	2,457,941	1,785,030
Total other expenses	8,256,689	5,850,328	18,722,080	14,603,731

Loss before income tax (benefits)	(78,097)	(834,706)	(277,097)	(1,478,638)
Income tax expense (benefit)	290,806	(338,217)	257,890	47,786
Net loss	$(368,903)	$(496,489)	$(534,987)	$(1,526,424)

Preferred stock dividends	141,980	140,979	425,178	422,217
Net loss available to common shareholders	$(510,883)	$(637,468)	$(960,165)	$(1,948,641)
Basic and diluted loss per common share	$(.20)	$(.25)	$(.37)	$(.76)

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company
Consolidated Statements of Comprehensive Loss
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Net loss	$(534,987)	$(1,526,424)
Other comprehensive income (loss), net of tax:
Net unrealized holding gains arising during period, net of tax of $91,357 and $133,185	177,341	258,537
Reclassification adjustment for gains included in net loss, net of tax of $5,720 and $319,391	(11,103)	(619,994)
Total other comprehensive income (loss)	166,238	(361,457)
Comprehensive loss	$(368,749)	$(1,887,881)

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(534,987)	$(1,526,424)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	452,375	509,219
Amortization of intangible assets	34,515	62,523
Stock-based compensation expense	111,079	94,919
Provision for loan losses	1,715,039	2,445,930
Gain on sale of securities available for sale	(16,823)	(939,385)
Net increase in loan sales receivable	(18,904,072)	(24,566,901)
Write downs and losses on sale of other real estate owned	2,357,168	2,775,872
Proceeds from sales of other real estate owned	6,603,001	6,888,353
Increase in cash value of life insurance	(59,463)	(49,318)
Originations of mortgage loans held for sale	(650,685,644)	(671,037,270)
Proceeds from sales of mortgage loans held for sale	647,203,604	688,324,281
Net decrease in interest receivable	214,155	210,242
Net increase (decrease) in interest payable	167,368	(82,277)
SBA loan income	(2,730,891)	(182,961)
Mortgage banking income	(7,705,377)	(4,719,527)
Net other operating activities	3,983,437	4,220,819
Net cash provided by (used in) operating activities	(17,795,516)	2,428,095

Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits in banks	4,797	(3,037,325)
Net decrease in federal funds sold	59,941	163,506
Proceeds from maturities of securities held to maturity	2,000,000	—
Proceeds from maturities of securities available for sale	8,021,947	11,584,369
Proceeds from sale of securities available for sale	1,104,487	21,154,370
Purchases of securities available for sale	(1,094,613)	(14,835,580)
Redemption of bank owned life insurance policies	—	5,581,295
Net change in restricted equity securities	230,300	344,000
Net (increase) decrease in loans	(3,970,823)	3,594,548
Purchase of premises and equipment	(278,729)	(163,272)
Net cash provided by investing activities	6,077,307	24,385,911

Cash flows from financing activities:
Net decrease in deposits	(5,120,899)	(12,193,435)
Net increase in federal funds purchased	3,487,000	—
Proceeds from other borrowings	23,000,000	—
Repayment of other borrowings	(8,500,000)	(14,250,000)
Net cash provided by (used in) financing activities	12,866,101	(26,443,435)

Net increase in cash and due from banks	1,147,892	370,571
Cash and due from banks at beginning of period	1,823,132	2,679,003
Cash and due from banks at end of period	$2,971,024	$3,049,574

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,853,837	$5,881,999
Cash paid during the year for income taxes	$115,960	$22,700

Noncash Transactions:
Principal balances of loans transferred to other real estate owned	$8,844,538	$5,914,363

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements – September 30, 2011 and 2010 (Unaudited) and December 31, 2010

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

The Bank also has loan production offices in Savannah, Georgia and Jacksonville, Florida, as well as a residential mortgage banking division headquartered in Atlanta, Georgia. The mortgage banking division opened ten additional retail residential loan production offices during the second and third quarters of 2011 in California, Connecticut, Kansas, Maryland, Michigan, New York, and Ohio.  The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Statutory Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

The consolidated financial statements include the accounts of the Company and the Bank.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the Annual Report on Form 10-K for the year ended December 31, 2010.  The financial statements as of September 30, 2011 and for the interim periods ended September 30, 2011 and 2010 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2010 annual report to shareholders on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts of assets and liabilities and changes therein.  Actual results could differ from those estimates.

Accounting Policies Recently Adopted

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  The provisions of ASU No. 2011-04 clarify the application of the highest and best use, and valuation premise concepts, preclude the application of blockage factors in the valuation of all financial instruments and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The amendments additionally prescribe enhanced financial statement disclosures for Level 3 fair value measurements. The new amendments will be effective on January 1, 2012. The Company is currently assessing the impact of this guidance on its consolidated financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU 2011-05 provide new guidance that requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This new accounting guidance will be effective for the Company for the three months ended March 31, 2012. The adoption of this guidance, which involves disclosures only, will not impact the Company’s consolidated financial position or results of operations.

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

Capital Adequacy

As of September 30, 2011, the Bank exceeded all of the regulatory capital ratio levels to be categorized as “well capitalized.”  In light of current market conditions and the Bank’s current risk profile, management has determined that the Bank must achieve and maintain a minimum ratio of total capital to risk-weighted assets of 12% and a minimum leverage ratio of 8% to be considered well capitalized under these market conditions.  The Bank exceeded these internal capital ratios as well.

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

Operating Results

The Company recorded net loss of $535,000 for the nine months ended September 30, 2011 compared to net loss of $1,526,000 for the nine months ended September 30, 2010.  The prior year loss reflects the favorable non recurring impact of a $939,000 gain on sale of marketable securities, partially offset by the unfavorable non recurring income tax expense of $423,000 from the early redemption of Bank Owned Life Insurance (BOLI) policies.  During both years, we experienced excessive levels of nonperforming assets, which caused the Company to record increased carrying costs on foreclosed properties and losses on the sale of foreclosed properties. Carrying costs on foreclosed assets are expected to remain elevated during 2011 as the Company continues to liquidate these nonperforming assets.  The current year to date net loss represents an improvement of $991,000 from the net loss of $1,526,000 for the nine months ended September 30, 2010.  The current quarter net loss of $369,000 represents an improvement of $127,000 from the net loss of $496,000 for the three months ended September 30, 2010 as a result of lower provision for loan losses in 2011, partially offset by higher provision for income taxes.

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

The primary sources of liquidity are cash and cash equivalents, deposits, scheduled repayments of loans, unpledged investment securities, available borrowing facilities and proceeds from loan sales receivable.  Within deposits we utilize retail deposits from our branch locations, a modest level of brokered deposits, CDARS reciprocal deposits and deposits from other insured depository institutions.  The Agreement requires that our brokered deposits, excluding reciprocal CDARs, not exceed 10% of our total deposits, which is consistent with our existing internal liquidity policy.  As a result of our existing internal liquidity policy, we have been and anticipate continuing to be in compliance with the brokered deposit limitation provision of the Agreement.  Although the FDIC Call Report defines CDARS reciprocal deposits as brokered deposits, CDARS reciprocal deposits are excluded from the brokered deposit limitation provision in the Agreement.  At September 30, 2011 we have the capacity to raise up to an additional $11,210,000 in brokered deposits, if needed, and continue to remain in compliance with the 10% limitation in the Agreement.  Our borrowing facilities include collateralized repurchase agreements and unsecured federal funds lines with correspondent banks, as well as borrowing agreements with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank collateralized by pledged loans and securities.

As of September 30, 2011, the Company had $146.3 million in total borrowing capacity, of which we had utilized $80.0 million or 54.7%, leaving remaining available liquidity of $66.3 million.  Additionally, loans available for sale are considered by management as a key source of liquidity as a result of the speed with which these loans are sold and settled for cash.  Management expects that, on average, loans originated for sale will be sold and converted to cash within 18 to 20 business days after the loan is originated.  The balance of loans available for sale averaged just over $66 million during the first nine months of 2011.  Accordingly, in the event of a liquidity crisis, we anticipate having the ability to slow or stop loan origination activity to allow the loans available for sale to convert into cash. Based on current and expected liquidity needs and sources, management expects the Company to be able to meet all obligations as they become due.

Note 3 – Losses Per Share

The following table sets forth the computation of basic and diluted losses per share for the three and nine months ended September 30.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(368,903)	$(496,489)	$(534,987)	$(1,526,424)
Preferred stock dividends	(141,980)	(140,979)	(425,178)	(422,217)
Net loss available to common shareholders	$(510,883)	$(637,468)	$(960,165)	$(1,948,641)

Weighted average common shares	2,577,658	2,566,658	2,574,876	2,565,734
Effect of dilutive securities	3,221	8,334	3,179	8,575
Diluted average common shares	2,580,879	2,574,992	2,578,055	2,574,309

Losses per common share	$(0.20)	$(0.25)	$(0.37)	$(0.76)
Diluted losses per common share	$(0.20)	$(0.25)	$(0.37)	$(0.76)

Stock option shares in the amount of 213,011 and 230,174 at September 30, 2011 and 2010, respectively, were excluded from the diluted earnings per share calculation due to their anti-dilutive effect.

Note 4 – Investment Securities

Investment securities are as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$7,128,996	$266,111	$(51,300)	$7,343,807
Mortgage-backed securities	21,702,556	809,412	(45,640)	22,466,328
	$28,831,552	$1,075,523	$(96,940)	$29,810,135

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$7,132,172	$51,893	$(206,472)	$6,977,593
Mortgage-backed securities	29,861,615	914,063	(32,776)	30,742,902
	$36,993,787	$965,956	$(239,248)	$37,720,495
Held to maturity
Corporate debt securities	$2,000,000	$56,807	$—	$2,056,807
	$2,000,000	$56,807	$—	$2,056,807

The following table shows gross unrealized losses and fair value of securities, aggregated by category and length of time that the securities have been in a continuous unrealized loss position, at September 30, 2011.

Investment securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$478,605	$(3,974)	$453,485	$(47,326)	$932,090	$(51,300)
Mortgage-backed securities	4,913,003	(45,640)	—	—	4,913,003	(45,640)
Total	$5,391,608	$(49,614)	$453,485	$(47,326)	$5,845,093	$(96,940)

As of September 30, 2011, one individual security available for sale was in a continuous loss position for twelve months or more. The Company has reviewed this investment security in accordance with its accounting policy for other than temporary impairment and believes, based on industry analyst reports of the issuer, that the deterioration in value, as of September 30, 2011, was attributable to general market perceptions of unrated municipal issuers, and not due to the specific credit quality of the issuer. The unrealized loss is considered temporary because the security issuer carries an acceptable credit profile and the repayment sources of principal and interest are government backed. The Company has the ability and intent to hold this security until such time as the value recovers or the security matures.

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

As of December 31, 2010, no individual securities available for sale were in a continuous loss position for twelve months or more and no securities held to maturity were in a loss position. The Company will review investment securities that are in an unrealized loss position in accordance with its accounting policy for other than temporary impairment by reviewing industry analyst reports and credit ratings on the specific securities.  To the extent that any deterioration in value, as of the reporting date, was attributable to changes in market interest rates and not in the credit quality of the issuer, the unrealized losses would be considered temporary because the related security carries an acceptable investment grade and the repayment sources of principal and interest are government backed. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

The amortized cost and estimated fair value of investment securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$274,450	$275,954
Due from one year to five years	1,001,359	1,021,800
Due from five to ten years	2,919,684	3,126,169
Due after ten years	2,933,503	2,919,884
Mortgage-backed securities	21,702,556	22,466,328
	$28,831,552	$29,810,135

Securities were pledged to secure public deposits and Federal Home Loan Bank borrowings with an amortized cost and fair value of $9,152,000 and $9,643,000, respectively, as of September 30, 2011 and $10,494,000 and $11,119,000, respectively, as of December 31, 2010.  Pledged securities may not be sold without first pledging replacement securities and obtaining consent of the party to whom the securities are pledged.

Gains and losses on sales of securities available for sale consist of the following:

	For the Nine Months Ended September 30,
	2011	2010
Gross gains on sales of securities	$16,823	$939,385
Gross losses on sales of securities	—	—
Net realized gains on sales of securities available for sale	$16,823	$939,385

Note 5 — Loans and allowance for loan losses

The composition of loans is summarized as follows:

	September 30, 2011	December 31, 2010
Commercial and financial	$9,178,971	$10,120,015
Agricultural	151,000	151,000
Real estate – construction, commercial	45,022,956	51,272,575
Real estate – construction, residential	11,791,864	12,094,520
Real estate – mortgage, commercial	89,523,717	87,758,132
Real estate – mortgage, residential	103,344,674	103,852,157
Consumer installment loans	1,616,995	2,145,003
Other	158,999	207,000
Gross loans	260,789,176	267,600,402
Less: Allowance for loan losses	5,785,218	6,007,690
Net loans	$255,003,958	$261,592,712

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

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Additionally, recent FASB guidance requires that by definition, all loans classified as troubled debt restructurings must also be classified as impaired.  In cases where management believes a restructured loan will return all amounts due under the restructured loan terms, and those terms do not include the loss of any portion of the original principal balance, restructured loans are not internally classified, monitored or managed as impaired loans.  Accordingly, GAAP reporting requirements result in a higher level of loans classified as impaired than are considered as impaired by management.  Impaired loans as defined by GAAP are summarized as follows:

	September 30, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Allowance	Average Recorded Investment	Year to Date Interest Income Recognized
With no related allowance recorded:
Commercial, financial & agricultural	$499	$737	$—	$495	$10
Real Estate - construction	7,441	9,370	—	7,436	89
Real estate - mortgage	6,731	7,550	—	7,397	235
With an allowance recorded:
Commercial, financial & agricultural	—	—	—	—	—
Real Estate - construction	678	739	270	678	—
Real estate - mortgage	10,353	10,546	1,415	11,068	210
Total impaired loans:
Commercial, financial & agricultural	$499	$737	$—	$495	$10
Real Estate - construction	$8,119	$10,109	$270	$8,114	$89
Real estate - mortgage	$17,084	$18,096	$1,415	$18,465	$445

	December 31, 2010
(In thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Allowance	Average Recorded Investment	Year to Date Interest Income Recognized
With no related allowance recorded:
Commercial, financial & agricultural	$151	$378	$—	$160	$11
Real Estate - construction	5,082	7,593	—	5,025	30
Real estate - mortgage	8,401	9,229	—	8,829	163
With an allowance recorded:
Commercial, financial & agricultural	479	479	252	481	12
Real Estate - construction	—	—	—	—	—
Real estate - mortgage	4,841	4,878	542	4,926	121
Total impaired loans:
Commercial, financial & agricultural	$630	$857	$252	$641	$23
Real Estate - construction	$5,082	$7,593	$—	$5,025	$30
Real estate - mortgage	$13,242	$14,107	$542	$13,755	$284

As of September 30, 2011 there are seven restructured loans with a recorded investment of $4,172,000 included in the impaired loans table above, as required by GAAP, that management has not internally classified as impaired because they are performing in accordance with their restructured terms such that we expect to recover all loan principal, however these loans meet the GAAP definition of a TDR.  Accordingly, while these loans meet the technical definition of a restructured loan and must therefore be classified as impaired under GAAP, management evaluates these loans as non-impaired.

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

b.)	A borrower’s financial condition has deteriorated to such an extent, or some condition exists, that makes collection of interest and/or principal in full unlikely in management’s opinion.
c.)	Foreclosure or legal action has been initiated as a result of default by the borrower on the terms of the debt.

The following is a summary of current, past due and nonaccrual loans:

	September 30, 2011
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and financial	$––	$––	$––	$33	$33	$9,146	$9,179
Agricultural	––	––	––	151	151	––	151
Real estate – construction, commercial	––	––	––	13,048	13,048	31,975	45,023
Real estate – construction, residential	––	––	––	120	120	11,672	11,792
Real estate – mortgage, commercial	198	––	––	4,525	4,723	84,801	89,524
Real estate – mortgage, residential	646	––	––	4,459	5,105	98,239	103,344
Consumer installment loans	––	––	––	2	2	1,615	1,617
Other	––	––	––	––	––	159	159
	$844	$––	$––	$22,338	$23,182	$237,607	$260,789

	December 31, 2010
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and financial	$––	$––	$––	$5	$5	$10,115	$10,120
Agricultural	––	––	––	151	151	––	151
Real estate – construction, commercial	373	––	––	9,112	9,485	41,788	51,273
Real estate – construction, residential	––	––	––	75	75	12,019	12,094
Real estate – mortgage, commercial	539	––	––	4,284	4,823	82,935	87,758
Real estate – mortgage, residential	1,220	––	––	8,673	9,893	93,959	103,852
Consumer installment loans	3	––	––	2	5	2,140	2,145
Other	––	––	––	––	––	207	207
	$2,135	$––	$––	$22,302	$24,437	$243,163	$267,600

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

A summary of loan credit quality is presented below:

(In thousands)	September 30, 2011
	Pass	Special Mention	Substandard	Total
Commercial and financial	$8,470	$89	$620	$9,179
Agricultural	––	––	151	151
Real estate – construction, commercial	26,471	452	18,100	45,023
Real estate – construction, residential	11,431	96	265	11,792
Real estate – mortgage, commercial	73,742	6,210	9,572	89,524
Real estate – mortgage, residential	94,576	1,871	6,897	103,344
Consumer installment loans	1,574	12	31	1,617
Other	159	––	––	159
	$216,423	$8,730	$35,636	$260,789

(In thousands)	December 31, 2010
	Pass	Special Mention	Substandard	Total
Commercial and financial	$9,066	$––	$1,054	$10,120
Agricultural	––	––	151	151
Real estate – construction, commercial	30,053	3,070	18,150	51,273
Real estate – construction, residential	11,818	201	75	12,094
Real estate – mortgage, commercial	73,240	1,698	12,820	87,758
Real estate – mortgage, residential	90,062	2,357	11,433	103,852
Consumer installment loans	2,082	25	38	2,145
Other	207	––	––	207
	$216,528	$7,351	$43,721	$267,600

Risk Elements in the Loan Portfolio

As addressed in the discussion on the provision and allowance for loan losses in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, loans on nonaccrual status were $22,338,000 at September 30, 2011, largely unchanged from the level of $22,302,000 at December 31, 2010.  Conversely, over this same time period, the balance of loans internally classified as Special Mention or Substandard declined by $6,706,000 or 13.1%.  In effect, loans previously identified as having a weakness migrated from performing to non performing or to OREO, while the level of new loans identified with a potential weakness have declined.  In addition to the level of loans on nonaccrual status and the internal loan classifications, there are a number of other portfolio characteristics that management monitors and evaluates to assess the risk profile of the loan portfolio.  The following is a summary of risk elements in the loan portfolio:

	Loans with Interest Only Payments
(In thousands)	September 30, 2011		December 31, 2010
Commercial and financial	$4,827	9%	$5,413	9%
Real estate – construction, commercial	19,046	35%	22,407	37%
Real estate – construction, residential	3,251	6%	2,097	4%
Real estate – mortgage, commercial	10,175	18%	11,026	18%
Real estate – mortgage, residential	17,523	32%	19,136	31%
Consumer installment loans	210	––%	712	1%
Other	104	––%	156	––%
	$55,136		$60,947

As shown above, we have a moderate concentration of interest only loans in our portfolio, and such loans are generally regarded as carrying a higher risk profile than fully amortizing loans.  It is important to note that none of the interest only loans in our portfolio allow negative amortization, nor do we have any loans with capitalized interest reserves.

	Geographic Concentration of Loan Portfolio
	September 30, 2011
(In thousands)	Florida	Georgia	South Carolina	Other
Commercial and financial	$5,913	$140	$3,007	$119
Agricultural	––	151	––	––
Real estate – construction, commercial	12,876	6,175	24,044	1,928
Real estate – construction, residential	4,244	1,568	5,140	840
Real estate – mortgage, commercial	33,770	11,654	41,670	2,430
Real estate – mortgage, residential	35,353	31,121	35,342	1,528
Consumer installment loans	552	267	773	25
Other	––	155	4	––
	$92,708	$51,231	$109,980	$6,870

	Geographic Concentration of Loan Portfolio
	December 31, 2010
(In thousands)	Florida	Georgia	South Carolina	Other
Commercial and financial	$6,149	$372	$3,488	$111
Agricultural	––	151	––	––
Real estate – construction, commercial	16,206	6,892	26,247	1,928
Real estate – construction, residential	3,835	937	7,322	––
Real estate – mortgage, commercial	33,074	11,025	42,751	908
Real estate – mortgage, residential	34,577	30,189	38,617	469
Consumer installment loans	579	205	1,361	––
Other	32	125	50	––
	$94,452	$49,896	$119,836	$3,416

We also monitor and evaluate several other loan portfolio characteristics at a total portfolio level rather than by major loan category.  These characteristics include:

Junior Liens – Loans secured by liens in subordinate positions tend to have a higher risk profile than loans secured by liens in the first or senior position.  At September 30, 2011 the Company held $22,394,000 of loans secured by junior liens, which represented approximately 8.6% of the total net loan portfolio.  Net loan charge-offs was $386,000 in the nine months ended September 30, 2011 for all loans secured by junior liens for an annualized loss rate of 2.3%.  At December 31, 2010 the Company held $23,418,000 of loans secured by junior liens which represents approximately 8.8% of the total net portfolio of loans.  Historical loss experience as measured by net loan charge offs was $414,000 in the year ended December 31, 2010 for all loans secured by junior liens for an annualized loss rate of 1.8%.

High Loan to Value Ratios – Typically the Company will not originate a new loan with a loan to value (LTV) ratio in excess of 100%.  However, declines in collateral values can result in the case of an existing loan renewal with an LTV ratio in excess of 100% based on the current appraised value of the collateral.  In such cases the borrower may be asked to pledge additional collateral or to renew the loan for a lesser amount.  If the borrower lacks the ability to pay down the loan or provide additional collateral, but has the ability to continue to service the debt, the loan will be renewed with an LTV ratio in excess of 100%.  At September 30, 2011 the loan portfolio included 36 loans with an aggregate balance of $15,327,000, or 5.9% of the net loan portfolio, with LTV ratios in excess of 100%.  At December 31, 2010 the loan portfolio included 29 loans with an aggregate balance of $10,855,000, or 4.1% of the net loan portfolio, with LTV ratios in excess of 100%.

Restructured Loans – Historically, the Company has followed a conservative approach by classifying any loan as restructured whenever the terms of a loan were adjusted to the benefit of any borrower in financial distress, regardless of the status of the loan at the time of restructuring.  In some cases we have restructured loans for borrowers who were not delinquent, but for various reasons these borrowers were experiencing financial distress that raised a doubt about their continued ability to make payments under current terms. By adjusting the terms of the loan to better fit the borrower’s current financial condition, expectations are that the loan will avoid a future default.  In other cases we have restructured loans for borrowers who were in default at the time the loan terms were restructured.  The expectation is that by adjusting the terms of such loans, the borrower may begin to make payments again based on the improved loan terms.

The types of changes that are made for troubled borrowers to restructure their obligations include the following:
•	Deferral of one or more scheduled loan payments to a future date
•	Temporary or permanent reduction of the loan interest rate
•	Conversion from principal and interest payment term to an interest only payment term on a temporary basis, or until maturity
•	Forgiveness of accrued but uncollected interest
•	Extension of loan maturity date
•	Reduction in principal due under the loan agreement

The potential financial effects of restructuring troubled debts includes a reduction in the level of interest income collected, a complete loss of interest income, or a loss of some portion of the original loan principal.  All troubled debt restructurings are tested for impairment.  If a loan is considered to be collateral dependent, the measurement of impairment is based on the fair value of the collateral, net of estimated liquidation costs.  If the loan is not considered to be collateral dependent, the present value of expected cash flows is used to determine any amount of impairment.  Any impairment is then charged to the allowance for loan and lease losses or designated as a specific reserve, and as such will be considered as a component of the reserve calculation.

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

Recent interpretations of the topic of restructured loans by the Company’s primary regulator will effectively prohibit the practice of removing the “restructured” designation from any restructured loan during the life of the loan, beginning with the third quarter of 2011.  For 2011 and later, all restructured loans will continue to be reported as restructured, even if (1) the underlying conditions that resulted in the borrower’s financial distress were cured, (2) the loan terms were modified back to current fair value levels, (3) the loan is current and accruing interest, and (4) the borrower has not missed a payment since the loan was restructured.  As a result, expectations are that the level of restructured loans will continue to increase in the future.

The following table provides a summary of all loans that are currently designated as restructured for regulatory purposes.

	September 30, 2011			December 31, 2010
Troubled debt restructurings	Number of loans	Recorded Investment	Unpaid Principal Balance	Number of loans	Recorded Investment	Unpaid Principal Balance
Commercial, financial & agricultural	3	$323,180	$328,990	1	$481,250	$481,250
Real estate – construction	8	6,067,714	6,348,717	12	6,026,819	6,254,777
Real estate – mortgage	12	5,099,639	5,426,801	14	9,849,187	10,209,623
Total troubled debt restructurings	23	$11,490,533	$12,104,508	27	$16,357,256	$16,945,650

Of the 27 loans totaling $16,357,000 reported as restructured as of December 31, 2010, there were 6 loans with a total balance of $3,314,000 that are no longer reported as restructured effective January 1, 2011.  The loans are no longer reported as restructured because they were accruing interest, they were in compliance with the restructured loan terms and they yielded a market rate of interest at the time of restructure.

The following table provides the payment status as of September 30, 2011 and September 30, 2010 of all loans that were restructured in the twelve month periods ending on those respective dates.

	September 30, 2011		September 30, 2010
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Restructured loans less than 30 days past due
Commercial, financial & agricultural	2	$290,254	2	$542,988
Real estate – construction	2	1,173,839	8	2,289,047
Real estate – mortgage	3	731,679	6	4,736,588
Total restructured loans less than 30 days past due	7	$2,195,772	16	$7,568,623
Restructured loans 30 days or more past due
Real estate – construction	––	––	1	313,435
Real estate – mortgage	––	––	1	144,224
Total restructured loans 30 days or more past due	––	$––	2	$457,659
Restructured loans on nonaccrual
Real estate – construction	––	––	3	1,673,002
Real estate – mortgage	3	1,266,069	3	502,074
Total restructured loans on nonaccrual	3	$1,266,069	6	$2,175,076

Loans classified as Special Mention or Substandard – Management evaluates all loan relationships periodically in order to assess the financial strength of the borrower and the value of any underlying collateral.  Loans that are found to have a potential or actual weakness are classified as special mention or substandard and subject to increased monitoring by management.  This typically includes frequent contact with the borrower to actively manage the borrowing relationship as needed to rehabilitate or mitigate the weakness identified.  At September 30, 2011, the Company had $44,366,000 in loans that were internally classified as Special Mention or Substandard, of which $28,253,000, or 64%, were either current or less than 30 days past due.  At December 31, 2010, the Company had $51,072,000 in loans that were internally classified as Special Mention or Substandard, of which $34,437,000, or 67%, were either current or less than 30 days past due.  As shown above, the balance of loans internally classified as Special Mention or Substandard declined by $6,706,000, or 13.1%, while the percentage of those loans that were more than 30 days past due increased from 33% to 36%.  This pattern reflects the migration of loans previously identified as having a weakness from performing status to non performing status, and ultimately to OREO, while the level of new loans identified with a potential weakness have declined.

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

An analysis of the activity in the allowance for loan losses is presented below:

	For the Nine Months Ended September 30,
	2011	2010
Balance, beginning of year	$6,007,690	$6,386,409
Provision for loan losses	1,715,039	2,445,930
Loans charged off	(2,205,503)	(2,830,985)
Recoveries of loans previously charged off	267,992	291,478
Balance, end of period	$5,785,218	$6,292,832

The following tables provide additional information concerning changes to the allowance for loan losses within major loan categories:

	For the Nine Months Ended September 30, 2011
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total
Allowance balance, beginning of year	$543	$358	$4,042	$326	$739	$6,008
Loans charged off	(488)	(559)	(1,159)	––	––	(2,206)
Recoveries	26	43	194	5	––	268
Provision for loan losses	245	512	1,084	185	(311)	1,715
Allowance balance, end of period	$326	$354	$4,161	$516	$428	$5,785

	September 30, 2011
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total
Allowance for loans individually evaluated for impairment	––	270	1,415	––	––	1,685
Allowance for loans collectively evaluated for impairment	326	84	2,746	516	428	4,100
Total allowance for loan losses	326	354	4,161	516	428	5,785
Loans individually evaluated for impairment	499	8,119	17,084	––	––	25,702
Loans collectively evaluated for impairment	8,831	48,696	175,784	1,776	––	235,087
Total loans	$9,330	$56,815	$192,868	$1,776	$––	$260,789

	For the Nine Months Ended September 30, 2010
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total
Allowance balance, beginning of year	$346	$741	$4,241	$351	$707	$6,386
Loans charged off	(80)	(1,203)	(1,476)	(71)	––	(2,830)
Recoveries	1	97	182	11	––	291
Provision for loan losses	155	775	1,481	160	(125)	2,446
Allowance balance, end of period	$422	$410	$4,428	$451	$582	$6,293

	December 31, 2010
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total
Allowance for loans individually evaluated for impairment	252	––	542	––	––	794
Allowance for loans collectively evaluated for impairment	291	358	3,500	326	739	5,214
Total allowance for loan losses	543	358	4,042	326	739	6,008
Loans individually evaluated for impairment	630	5,082	13,242	––	––	18,954
Loans collectively evaluated for impairment	9,641	58,285	178,368	2,352	––	248,646
Total loans	$10,271	$63,367	$191,610	$2,352	$––	$267,600

Note 6 — Other Real Estate Owned

A summary of other real estate owned is presented as follows:

	Nine Months Ended September 30,
	2011	2010
Balance, beginning of year	$14,452,043	$18,176,169
Additions	8,844,538	5,914,363
Disposals	(6,603,001)	(6,888,353)
Valuation write downs and losses on sales	(2,357,168)	(2,775,872)
Balance, end of period	$14,336,412	$14,426,307

Expenses related to other real estate owned include the following:

	Nine Months Ended September 30,
	2011	2010
Net loss on sales of real estate	$895,304	$1,171,910
Valuation write downs	1,461,864	1,603,962
Operating expenses	334,115	455,050
Total expenses related to other real estate owned	$2,691,283	$3,230,922

Note 7 — Stock-Based Compensation

The Company adopted a Stock Incentive Plan in 2000 which currently authorizes 389,281 shares of the Company’s common stock for issuance under the Plan.  The Plan provides for the total number of shares authorized for issuance under the Plan to be increased upon the issuance of new shares by the Company by an amount equal to the difference between 15% of the total outstanding shares after the issuance of the new shares and the number of shares authorized for issuance prior to the issuance of the new shares.  The Plan is administered by the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and Bank. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the Board of Directors, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five-year vesting period. Pursuant to the Plan, no Incentive Stock Option may be granted more than ten years after February 15, 2000, the effective date of the Plan. As of September 30, 2011, there were 97,040 shares available for grant under this Plan as non-qualified stock options.

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

On August 24, 2011, the Company granted a restricted stock award to Michael G. Sanchez, Chief Executive Officer, for 6,500 shares of the Company’s common stock.  The restricted stock vests and becomes transferable on the later of the date when the Company has fully repaid all obligations under the TARP Capital Purchase Program or the two year anniversary date of the grant date of the restricted stock.  The restricted stock was granted to Mr. Sanchez as compensation for his service to the Company.  The ultimate cost to the Company from this grant will be $14,200, and will be expensed between August 24, 2011 and August 24, 2013.

On May 26, 2010, the Company granted a restricted stock award to Michael G. Sanchez, Chief Executive Officer, for 20,000 shares of the Company’s common stock.  The restricted stock vests and becomes transferable on the later of the date when the Company has fully repaid all obligations under the TARP Capital Purchase Program or the two year anniversary date of the grant date of the restricted stock.  The restricted stock was granted to Mr. Sanchez as compensation for his service to the Company.  The ultimate cost to the Company from this grant will be $68,000, and will be expensed between May 26, 2010 and May 26, 2012.

On May 26, 2010, the Company granted non-qualified stock options to all full time employees for a total of 126,000 options.  The options vest over a five year period beginning on May 26, 2010.  The ultimate cost to the Company from this grant will be impacted by future option forfeitures, but in any case will not exceed $175,492, and will be expensed between May 26, 2010 and the last vesting date of May 26, 2015.

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

On March 21, 2008, the Company granted a restricted stock award to Gary Horn, Regional President of Lowcountry National Bank, for 5,000 shares of the Company’s common stock.  The restricted stock vests in five equal annual increments on the anniversary date of the grant date of the restricted stock.  The restricted stock was granted to Mr. Horn as compensation for his service to the Bank. The ultimate cost to the Company from this grant will be $68,750, and will be expensed between March 21, 2008 and March 21, 2013.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$29,810,135	$1,294,230	$28,515,905	$––
Loans held for sale	66,523,424	––	65,308,815	1,214,609
Derivative asset positions	1,195,054	––	1,195,054	––
Total fair value of assets measured on a recurring basis	$97,528,613	$1,294,230	$95,019,774	$1,214,609
Liabilities:
Derivative liability positions	$1,479,342	$––	$1,479,342	$––
Total fair value of liabilities measured on a recurring basis	$1,479,342	$––	$1,479,342	$––

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$37,720,495	$408,363	$37,312,132	$––
Loans held for sale	55,336,007	––	54,286,053	1,049,954
Derivative asset positions	763,457	––	763,457	––
Total fair value of assets measured on a recurring basis	$93,819,959	$408,363	$92,361,642	$1,049,954
Liabilities:
Derivative liability positions	$1,403,004	$––	$1,403,004	$––
Total fair value of liabilities measured on a recurring basis	$1,403,004	$––	$1,403,004	$––

The table below presents a reconciliation of level 3 assets as of September 30, 2011 and 2010.

	Loans held for sale
	2011	2010
Balance, beginning of year	$1,049,954	$542,791
Total gains included in net income	88,110	84,100
Issuances	9,915,142	20,281,920
Sales	(9,838,597)	(18,974,895)
Transfers in or out of Level 3	––	––
Balance, end of period	$1,214,609	$1,933,916

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

The table below presents the Company’s assets for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the nine months ended September 30, 2011
Assets:
Impaired loans	$21,530,184	$––	$––	$21,530,184	$––
Other real estate owned	14,336,412	––	––	14,336,412	(2,357,168)
Total fair value of assets measured on a nonrecurring basis	$35,866,596	$––	$––	$35,866,596	$(2,357,168)

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

The following methods and assumptions were used in this analysis in estimating the fair value of financial instruments:

•
Cash, due from banks, interest-bearing deposits in banks, federal funds sold, and federal funds purchased: The carrying amount of cash, due from banks, interest-bearing deposits in banks, federal funds sold, and federal funds purchased approximates fair value.

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

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and interest-bearing deposits in banks	$3,372,927	3,372,927	$2,229,832	2,229,832
Federal funds sold	125,317	125,317	185,258	185,258
Securities available for sale	29,810,135	29,810,135	37,720,495	37,720,495
Securities held to maturity	––	––	2,000,000	2,056,807
Restricted equity securities	4,242,200	4,242,200	4,472,500	4,472,500
Loans held for sale	66,523,424	66,523,424	55,336,007	55,336,007
Loans, net	255,003,958	252,839,186	261,592,712	258,660,152
Derivative asset positions	1,195,054	1,195,054	763,457	763,457
Accrued interest receivable	916,405	916,405	1,130,560	1,130,560

Financial liabilities:
Deposits	340,929,380	342,138,070	346,050,279	348,358,038
Federal funds purchased	3,487,000	3,487,000	––	––
Other borrowings	51,500,000	53,798,637	37,000,000	40,303,524
Junior subordinated debentures	7,217,000	7,217,000	7,217,000	7,223,552
Derivative liability positions	1,479,342	1,479,342	1,403,004	1,403,004
Accrued interest payable	592,022	592,022	424,654	424,654

Note 9 – Derivative Financial Instruments

Mortgage banking derivatives used in the ordinary course of business consist of best efforts and mandatory forward sales contracts and interest rate lock commitments on residential mortgage loan applications. Forward sales contracts represent future commitments to deliver loans at a specified price and by a specified date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Rate lock commitments represent commitments to fund loans at a specific rate and by a specified expiration date. These derivatives involve underlying items, such as interest rates, and are designed to mitigate risk. Substantially all of these instruments expire within 60 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid.

The following tables include the notional amounts and realized gain (loss) for mortgage banking derivatives recognized in Mortgage Banking income for the periods ending September 30, 2011 and December 31, 2010:

Derivatives not designated as hedging instruments (in thousands)	September 30, 2011	December 31, 2010
Mandatory forward sales contracts
Notional amount	$202,001	$105,001
Loss on change in market value of mandatory forward sales contracts	$(748)	$(361)
Derivative asset balance included in other assets	$568	$651
Derivative liability balance included in other liabilities	$1,315	$1,012

Best efforts forward sales contracts
Notional amount	$6,667	$4,454
Gain on change in market value of best efforts forward sales contracts	$29	$78
Derivative asset balance included in other assets	$34	$78
Derivative liability balance included in other liabilities	$6	$––

Rate lock loan commitments
Notional amount	$199,701	$64,691
Gain (loss) on change in market value of rate lock commitments	$435	$(357)
Derivative asset balance included in other assets	$593	$34
Derivative liability balance included in other liabilities	$158	$391

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

Note 10 - Supplemental Segment Information

The Bank has three reportable segments: community banking, SBA lending, and mortgage banking operations. The community banking segment provides traditional banking services offered through the Bank’s branch locations, including limited retail residential mortgage banking origination activity at selected branch locations.

Prior to January 2011, SBA lending revenues and expenses were included within the totals for the community banking segment.  At the beginning of 2011 the SBA lending division results were isolated to monitor and evaluate the impact of this division on total bank results.  After evaluating the impact of the SBA lending division on the Bank’s results during the first six months of 2011, it became apparent that this division should be a separate reportable segment, and so it is included as such for the first time as of September 30, 2011.

The Small Business Administration lending division originates SBA loans throughout the southeastern United States by the Bank’s SBA business development officers.  These officers serve markets in Jacksonville and Vero Beach, Florida; Atlanta, Georgia; Charlotte, North Carolina; and Beaufort, South Carolina.  The majority of loans originated by the division are processed through the SBA 7(a) loan program.  Participations in these loans are typically sold to secondary market investors within 30 days of the loan being funded.  All loan funding, sales and servicing activity is centralized at the Bank’s operations center in Fernandina Beach, Florida.

The mortgage banking operations segment originates residential mortgage loans submitted through a network of independent mortgage brokers, a modest level of retail loan originations from an internet leads based business channel, and beginning in April 2011 from a national network of ten traditional retail mortgage lending branches.  Most of these loans are sold to various investors on the secondary market while a limited number of loans are retained in the Bank’s loan portfolio. All wholesale and internet retail mortgage banking activity is conducted in the Bank’s mortgage banking offices in Atlanta, Georgia, as is the national retail mortgage lending administration function.  The ten retail lending branches are located in California, Connecticut, Kansas, Maryland, Michigan, New York, and Ohio, and are staffed by 144 new employees hired during the second and third quarters of 2011.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

All direct costs and revenues generated by each segment are allocated to the segment; however, there is no allocation of indirect corporate overhead costs to the SBA lending or mortgage banking segments. The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties at current market prices.

The Company’s reportable segments are strategic business units that offer different products and services to a different customer base. They are managed separately because each segment has different types and levels of credit and interest rate risk.

(In thousands)	Community Banking		SBA Lending Operations			Mortgage Banking Operations
Three months ended September 30,	2011	2010	2011	2010		2011	2010
Interest income	$3,140	$4,000	$270	$	*	$1,010	$893
Interest expense	855	1,320	9		*	393	416
Net interest income	2,285	2,680	261		*	617	477
Provision for loan losses	555	1,355	82		*	66	6
Net interest income after provision	1,730	1,325	179		*	551	471
Non interest income	257	306	910		*	4,552	2,914
Non interest expense	3,867	3,908	368		*	4,022	1,942
Net income (loss) before tax expense (benefit)	(1,880)	(2,277)	721		*	1,081	1,443
Income tax expense (benefit)	(243)	(771)	217		*	317	433
Net income (loss) after taxes	$(1,637)	$(1,506)	$504	$	*	$764	$1,010

(In thousands)	Community Banking		SBA Lending Operations			Mortgage Banking Operations
Nine months ended September 30,	2011	2010	2011	2010		2011	2010
Interest income	$9,814	$12,541	$786	$	*	$2,436	$2,366
Interest expense	3,009	4,644	26		*	986	1,156
Net interest income	6,805	7,897	760		*	1,450	1,210
Provision for loan losses	1,474	2,403	129		*	112	43
Net interest income after provision	5,331	5,494	631		*	1,338	1,167
Non interest income	799	1,851	2,732		*	7,614	4,613
Non interest expense	10,628	11,200	964		*	7,130	3,403
Net income (loss) before tax expense (benefit)	(4,498)	(3,855)	2,399		*	1,822	2,377
Income tax expense (benefit)	(1,004)	(665)	720		*	542	713
Net income (loss) after taxes	$(3,494)	$(3,190)	$1,679	$	*	$1,280	$1,664

*SBA Lending Operations revenues and expenses were included in Community Banking totals during 2010.

Note 11 – Reclassifications

Certain amounts reported as of December 31, 2010, or the periods ended September 30, 2010, have been reclassified to conform with the presentation of September 30, 2011.  These reclassifications had no effect on previously reported net loss or shareholders’ equity.

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

·	significant increases in competitive pressure in the banking and financial services industries;
·	changes in the interest rate environment which could reduce anticipated or actual margins;
·	changes in political conditions or the legislative or regulatory environment;
·
general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a continued or increased deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses;

·	the ability to increase market share;
·	changes occurring in business and monetary conditions and inflation;
·	changes in technology;
·	the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond our control;
·	fluctuations in consumer spending and saving habits;
·	adverse changes in the market value of real estate serving as the collateral underlying our loans;
·	the rate of delinquencies and amounts of charge-offs;
·	the rates of loan growth;
·	unanticipated regulatory or judicial proceedings;
·	adverse changes in asset quality and resulting credit risk-related losses and expenses;
·	changes in monetary, accounting or tax policies;
·	loss of consumer confidence and economic disruptions resulting from terrorist activities;
·	adverse conditions in the securities markets, including the stock market, the public debt market and other capital markets; and
·	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

The following discussion describes our results of operations for the quarter and nine months ended September 30, 2011 as compared to the quarter and nine months ended September 30, 2010 and also analyzes our financial condition as of September 30, 2011 as compared to December 31, 2010.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

The Bank’s net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin.  For the quarter ended September 30, 2011, net interest income totaled $3,164,000 as compared to $3,157,000 for the quarter ended September 30, 2010 for an increase of $7,000.  On a consecutive quarter basis, net interest income was up by $237,000, or 8%, from the $2,927,000 earned during the quarter ended June 30, 2011.

Total interest income decreased by $471,000, or 10%, to $4,421,000 for the three months ended September 30, 2011 compared to $4,892,000 for the three months ended September 30, 2010.  On a consecutive quarter basis, total interest income increased by $169,000, or 4%, from the $4,252,000 earned during the quarter ended June 30, 2011.

The impact of the interest rate environment is seen in the Prime interest rate, which has been set at a historical low rate of 3.25% since December 16, 2008.  This historic low Prime interest rate has had an extremely negative impact on the yield earned by the Bank on that portion of the loan portfolio that carries rates based on the Prime interest rate index.  At September 30, 2011 and September 30, 2010 the Bank held $109,736,000 and $119,347,000, respectively, in loans carrying rates based on the Prime interest rate index.

In addition to the negative impact of decreased interest rates, interest income was also negatively impacted by elevated nonperforming loans and a decrease in average interest earning assets.  Average interest earning assets decreased to an average balance of $379,208,000 during the quarter ended September 30, 2011, down by $25,770,000, or 6%, from the average balance during the quarter ended September 30, 2010.  This decline was largely the result of decreases in the Bank’s investment portfolio as well as portfolio loans.  The overall impact of these factors was a decrease in interest income from investment securities of $140,000, or 30%, to $327,000 in the three months ended September 30, 2011 compared to $467,000 earned in the three months ended September 30, 2010.  Interest and fees earned on loans decreased by $332,000, or 8%, to $4,091,000 in the three months ended September 30, 2011 from $4,423,000 in the three months ended September 30, 2010.  On a consecutive quarter basis, interest income from investments decreased by $31,000, or 9%, from $358,000 earned during the quarter ended June 30, 2011.  Interest and fees earned on loans increased by $202,000, or 5%, from $3,889,000 during the quarter ended June 30, 2011.

Interest income not recognized on non-accruing loans during the quarter ended September 30, 2011 was $280,000, an increase of $10,000 from the $270,000 of interest income not recognized during the same quarter in 2010.  On a consecutive quarter basis, interest income not recognized on non-accruing loans decreased $48,000 from $328,000 during the quarter ended June 30, 2011.

Total interest expense decreased by $479,000, or 28%, to $1,257,000 for the three months ended September 30, 2011 compared to $1,736,000 for the same period in 2010.  On a consecutive quarter basis, total interest expense decreased by $68,000, or 5%, from $1,325,000 expensed during the quarter ended June 30, 2011.  The decrease in interest expense reflects the Company’s continued efforts to reduce deposit and other borrowing costs.

The net interest margin is a performance metric that reports how successful the Bank’s investment decisions have been relative to its funding choices.  It is calculated by dividing the annualized net interest income by the balance of the average interest earning assets for the period.  The net interest margin realized on earning assets increased by 22 basis points to 3.31% for the three months ended September 30, 2011 when compared to the 3.09% net interest margin earned during the same three months in 2010.  On a consecutive quarter basis, the net interest margin improved by 7 basis points from 3.24% during the quarter ended June 30, 2011.

The net interest rate spread is the difference between the average yield earned on loans, investment securities and other earning assets, and the rate paid on interest bearing deposits and other borrowings.  The net interest rate spread improved by 24 basis points to 3.20% for the three months ended September 30, 2011 compared to the 2.96% net interest rate spread earned during the same three month period in 2010.  On a consecutive quarter basis, the net interest rate spread improved by 8 basis points from 3.12% during the quarter ended June 30, 2011.

For the nine months ended September 30, 2011, net interest income totaled $9,015,000 as compared to $9,107,000 for the same period in 2010, for a decrease of $92,000, or 1%.  Total interest income decreased by $1,870,000, or 13%, to $13,037,000 for the nine months ended September 30, 2011 compared to $14,907,000 for the nine months ended September 30, 2010. Interest and fees on loans decreased by $1,231,000, or 9%, to $11,944,000 in the nine months ended September 30, 2011 from $13,175,000 in the nine months ended September 30, 2010.  Interest income on investment securities decreased by $641,000, or 37%, to $1,080,000 in the nine months ended September 30, 2011 compared to $1,721,000 in the nine months ended September 30, 2010.  Total interest expense decreased by $1,779,000, or 31%, to $4,021,000 for the nine months ended September 30, 2011 compared to $5,800,000 for the same period in 2010. The net interest margin and the interest rate spread were 3.23% and 3.11%, respectively, for the nine months ended September 30, 2011. The net interest margin realized on earning assets and the interest rate spread were 2.99% and 2.86%, respectively, for the nine months ended September 30, 2010.

Interest Rate Sensitivity and Asset Liability Management

Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution.  The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to manage the risks associated with interest rate movements.  Management constantly reviews interest rate risk exposure under various interest rate scenarios so that adjustments in interest rate sensitivity can be made on a timely basis.  Since the assets and liabilities of the Company are primarily monetary in nature (receivable or payable in fixed, determinable amounts), the performance of the Company is affected more by changes in interest rates than by inflation.  Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities for a given time period.  This projected Gap exposure is expressed as a ratio of interest sensitive assets to interest sensitive liabilities in an attempt to predict the behavior of the Company’s net interest income in general terms during periods of movement in interest rates.  In general, if the Company is asset sensitive the projected Gap exposure will be 1.0 or higher, indicating that more of its interest sensitive assets are expected to reprice than its interest sensitive liabilities over the same period.  By example, a projected Gap ratio of 1.20 indicates that $1.20 of interest sensitive assets are expected to reprice for every $1.00 of interest sensitive liabilities expected to reprice over a given time period. In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities.  Although it can be used as a general predictor, gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets and liabilities will reprice immediately and fully at the contractually designated time. At September 30, 2011, the Company, as measured by gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is asset sensitive with a cumulative projected Gap ratio of 1.61 over a three month period, and a cumulative projected Gap ratio of 1.04 over a one year period.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The Company also forecasts its sensitivity to interest rate changes not less than quarterly using modeling software.  For more information on asset-liability management, see the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

(In thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Portfolio loans, gross	$260,789	$259,561	$263,596	$267,600	$277,611	$284,604	$285,972	$289,659

Loans past due > 30 days and still accruing interest	$844	$1,950	$2,063	$2,135	$6,063	$4,884	$5,844	$2,032

Loans on nonaccrual	$22,338	$25,399	$20,678	$22,302	$19,998	$16,666	$12,992	$13,754
(as a % of loans, gross)	8.57%	9.79%	7.84%	8.33%	7.20%	5.83%	4.54%	4.75%

Net loan charge offs (recoveries)	$846	$685	$407	$535	$1,553	$863	$123	$2,072
(as a % of loans, gross)	0.32%	0.26%	0.15%	0.20%	0.56%	0.30%	0.04%	0.72%

Portfolio loans, gross addresses the impact on the provision for loan losses from changes in the size and composition of our loan portfolio.  In the past we applied various reserve factors to our portfolio based on the risk-rated categories of loans because we had relatively little charge off activity prior to the quarter ended December 31, 2008.  As a result of increasing charge off activity over the past three years, we have begun to rely more on historical levels and trends to establish various reserve percentages based on the relative inherent risk for a particular loan type and grade.  The inherent risk is established based on peer group data, information from regulatory agencies, the experience of the Bank’s lending officers, and recent trends in portfolio losses.  These reserve factors are continuously evaluated and subject to change depending on trends in national and local economic conditions, the depth of experience of the Bank’s lenders, delinquency trends and other factors.  As our portfolio size has decreased over the last two years, there has been a shift in composition from higher risk rated real estate construction loans to comparably lower risk rated owner occupied residential real estate loans.

Loans past due greater than 30 days and still accruing interest has proven to be a useful leading indicator of directional trends in future loan losses. As the level of this metric rises, expectations are for a comparable increase in loans moving into a nonaccrual status and ultimately foreclosure resulting in increased losses. This pattern has been observed in the past where increases in loans past due greater than 30 days and still accruing are followed in future quarters with the same directional changes in the level of loans on nonaccrual.  The level of loans past due greater than 30 days and still accruing interest has declined for four consecutive quarters to $844,000 at September 30, 2011, the lowest level reported in over four years. While this is an encouraging metric, management will continue to carefully monitor past due loans and work aggressively to manage loan delinquency levels.  It is likely that the weakening loan quality that began in late 2008 will continue to be an area of concern in future periods.

Loans on nonaccrual has been another leading indicator of potential future losses from loans. We typically place loans on nonaccrual status when they become 90 days past due. In addition to the interest lost when a loan is placed on nonaccrual status, there is an increased probability of a loan on nonaccrual moving into foreclosure with a potential loss outcome. Although it is not shown in the table above, the level of loans on nonaccrual peaked at $25,925,000 at June 30, 2009.  Over the following three quarters, this measure declined by 50% to $12,992,000 at the end of the first quarter of 2010.  However, since March 31, 2010, we experienced three consecutive quarters of deterioration with the level of loans on nonaccrual increasing to $22,302,000 at December 31, 2010.  The level of nonaccrual loans in 2011 declined in the first quarter, rose in the second quarter, and declined again in the third quarter, with the result that loans on nonaccrual at September 30, 2011 of $22,338,000 were nearly unchanged from the level of loans on nonaccrual at the end of 2010.  Recent changes in this asset quality indicator do not appear to indicate broad portfolio deterioration, but reflects of two large relationships going into default during the second quarter of 2011.  Regardless, management remains vigilant in its loan monitoring and loss mitigation efforts.

Net loan charge offs or recoveries reflect our practice of charging recognized losses to the allowance and adding subsequent recoveries back to the allowance. During the three months ended September 30, 2011, we recorded charge offs net of recoveries of $846,000. This amount represented an increase of $161,000, or 24%, from the $685,000 in net charge offs recorded during the prior quarter ended June 30, 2011, and a decrease of $707,000, or 46% from the $1,553,000 net charge offs during the same quarter in the prior year.

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

In addition to considering the metrics described above, we evaluate the collectability of individual loans, the balance of impaired loans, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans and a review of specific problem loans. Based on this process and as shown below, the provision charged to expense was $703,000 for the three months ended September 30, 2011, as compared to $1,361,000 for the three months ended September 30, 2010. On a consecutive quarter basis, this provision level was $206,000, or 41%, higher than the $497,000 provision charged to expense during the quarter ended June 30, 2011.

(In thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Provision during quarter ended	$703	$497	$515	$250	$1,361	$685	$400	$2,125

Provision added in excess of net charge offs	$(143)	$(188)	$108	$(285)	$(192)	$(178)	$277	$53

Allowance for loan losses	$5,785	$5,928	$6,116	$6,008	$6,293	$6,485	$6,663	$6,386
(as a % of loans, gross)	2.22%	2.28%	2.32%	2.25%	2.27%	2.28%	2.33%	2.20%

The difference between the amount of the provision for loan losses and net loan charge offs will result in expansion or shrinkage of the level of the allowance for loan losses. As shown above, during the three months ended September 30, 2011 the current provision for loan losses of $703,000 was less than net charge offs against the allowance of $846,000 by $143,000.  The result was a decrease to the allowance for loan losses by $143,000 to $5,785,000, or 2.22%, of gross loans outstanding at September 30, 2011, as compared to $5,928,000, or 2.28%, of gross loans outstanding at June 30, 2011.

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

Noninterest Income

Noninterest income for the three months ended September 30, 2011 totaled $5,718,000, as compared to $3,219,000 for the three months ended September 30, 2010.  The largest increase was in mortgage banking income, which increased $1,602,000 to $4,581,000 for the quarter ended September 30, 2011 compared to $2,979,000 for the same period of 2010.  SBA loan income increased $866,000 to $907,000 for the quarter ended September 30, 2011 compared to $41,000 for the same period of 2010.

Noninterest income for the nine months ended September 30, 2011 totaled $11,145,000, as compared to $6,464,000 for the nine months ended September 30, 2010.  The largest increase was in mortgage banking income, which increased $2,986,000 to $7,705,000 for the first three quarters of 2011, compared to $4,719,000 for the same period of 2010.  SBA loan income increased $2,548,000 to $2,731,000 for the nine months ended September 30, 2011, compared to $183,000 for the same period of 2010.  This increased income was partially offset by the reduction in nonrecurring gain on sale of securities available for sale of $17,000 during the first three quarters of 2011 compared to net gain of $939,000 recorded during the first three quarters of 2010.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2011 was $8,257,000, as compared to $5,850,000 for the same period in 2010.  The largest contributor to this increase was salaries and benefits, which increased by $1,351,000 to $3,963,000 for the three months ended September 30, 2011 compared to $2,612,000 for the same period in 2010.  The increase in compensation expense resulted from a combination of staffing additions at the national retail mortgage banking branches as well as increased commission and incentive costs from residential mortgage banking and SBA lending activity.  Also contributing to this increase was an increase in advertising expense, which increased $626,000 to $641,000 during the third quarter of 2011 compared to $15,000 during the third quarter of 2010.  The significant increase in advertising is related to marketing costs for new loan leads purchased for the ten new retail mortgage offices opened during the second and third quarters of 2011.  Other real estate expenses increased $142,000 to $1,254,000 during the third quarter of 2011, compared to $1,112,000 during the third quarter of 2010.  Occupancy expense increased $95,000 to $488,000 during the third quarter of 2011, compared to $393,000 during the same period in 2010, and also related to the new retail mortgage offices. These increases were partially offset by a decrease in FDIC insurance expense of $56,000 during the third quarter 2011 compared to the same period in 2010.

Total noninterest expense for the nine months ended September 30, 2011 was $18,722,000, as compared to $14,604,000 for the same period in 2010.  The largest contributor to this increase was salaries and benefits, which increased by $3,112,000 to $9,090,000 for the nine months ended September 30, 2011 compared to $5,978,000 for the same period in 2010.  The increase in compensation expense resulted from a combination of staffing additions at the national retail mortgage banking branches as well as increased commission and incentive costs from mortgage banking and SBA lending activity.  Also contributing to this increase was an increase in advertising expense related to marketing costs for loan leads purchased for the new retail mortgage offices, which increased $619,000 to $716,000 during the first nine months of 2011, compared to $97,000 during the same period in 2010.  Legal and professional fees increased $200,000 to $685,000 during the first three quarters of 2011, compared to $485,000 during the first three quarters of 2010.  Occupancy expense increased $163,000 to $1,216,000 for the nine months ended September 30, 2011, compared to $1,053,000 during the same period of 2010.  These increases were partially offset by a decrease in other real estate expenses of $540,000, and a decrease in FDIC insurance expense of $140,000 during the first three quarters of 2011 compared to the first three quarters of 2010.

Mortgage Banking Operations

The primary source of direct income generated by this division is the gain on sale of mortgage loans which was $4,581,000 for the quarter ended September 30, 2011 compared to $2,979,000 for the quarter ended September 30, 2010.  For the first nine months of 2011, the gain was $7,705,000 compared to $4,719,000 for the same period in 2010.  The increase in gain on sale is a result of increased volume caused by both the new national retail mortgage offices and, also the attractive mortgage rate environment during the third quarter of 2011.  The direct noninterest expenses incurred by the division were $4,022,000 for the third quarter of 2011, an increase of $2,080,000 over the third quarter 2010 expenses of $1,942,000.  The largest contributor to this increase was in salaries and benefits, which were $2,399,000 for third quarter 2011, compared to $1,281,000 for third quarter 2010, and largely reflect a combination of staffing additions at the national retail mortgage banking branches as well as the higher commissions paid in the third quarter of 2011 as compared to the third quarter of 2010.  For the nine months ended September 30, 2011, noninterest expenses incurred by the mortgage banking division were $7,130,000, an increase of $3,727,000 compared to $3,403,000 of noninterest expense for the first nine months of 2010.  The largest contributor to this increase was in salaries and benefits, which were $4,418,000 for the first nine months of 2011, compared to $2,191,000 for the same period in 2010.

Beyond the impact of the noninterest income and expense from this division, the Bank earns interest income at the respective note rates on the balance of loans originated by the division from the time the loan is funded until it is sold to a secondary market investor. The average outstanding daily balance of residential mortgage loans available for sale was $82,505,000 for the three months ended September 30, 2011 and $70,138,000 for the three months ended September 30, 2010. The interest income earned on these loans available for sale was $889,000 and $812,000 during the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, the average outstanding daily balance of residential loans available for sale was $66,717,000 in 2011 and $60,795,000 in 2010.  The interest income earned on these loans available for sale was $2,246,000 and $2,194,000 during the nine months ended September 30, 2011 and 2010, respectively.

The combination of the above factors resulted in net income at the mortgage banking division of $764,000 for the three months ended September 30, 2011, compared to net income for the three months ended September 30, 2010 of $1,010,000.  For the nine months ended September 30, net income was $1,280,000 at the mortgage banking division in 2011, compared to net income of $1,664,000 in the same period in 2010.  The 2011 net income for the mortgage banking division reflects startup costs related to the national retail branch additions of $250,000 for the nine months ended September 30, 2011.

Income Taxes

For the three months ended September 30, 2011, we recognized income tax expense of $291,000, compared to income tax (benefit) of ($338,000) for the third quarter of 2010. Our effective tax rate was (372%) for the third quarter of 2011 and 41% for the third quarter of 2010. For the first nine months of 2011, we recognized income tax expense of $258,000, compared to income tax expense of $48,000 for the first nine months of 2010. Our effective tax rate for the nine month period was (93%) in 2011 and (3%) in 2010.  The fluctuation in effective tax rates reflects the impact of permanent book-to-tax differences in both years, including the impact of the early redemption of several bank owned life insurance (“BOLI”) policies during 2010.  The BOLI policy redemptions generated taxable income, but did not result in GAAP income upon redemption with the result being the recognition of a substantial tax expense on the taxable gain, but no corresponding GAAP income.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50%, and the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold includes an assessment of the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

·
Prior to the losses in 2008, 2009 and 2010 from asset quality costs, the Company had a history of consistent earnings with cumulative pretax net income of $13,879,000 for the five year period ending December 31, 2007.

·
After nine consecutive quarterly losses through December 31, 2010, the Company’s banking subsidiary, CBC National Bank, has been profitable for each of the three consecutive fiscal quarters ending September 30, 2011.

·
Over the last year, core earnings have increased to levels last attained in 2006, and so management is cautiously optimistic that more likely than not over the next two to five years taxable income will return to levels approaching those prior to 2008.

·
Management recommended and the Board of Directors authorized early redemptions of the majority of our BOLI policies during 2010. Liquidating these policies generated taxable income which was utilized to offset a portion of our net operating loss carry forward and decrease the related deferred tax asset in the process.  The proceeds from liquidating these policies were available to fund other earning assets, shifting approximately $210,000 of annual tax exempt earnings to a like amount of taxable earnings.

·
The existing portfolio of marketable securities had an unrealized mark to market gain as of September 30, 2011 of $1,076,000, which could consume up to $366,000 of the deferred tax asset if the decision was made to sell securities from this portfolio and replace them with current market rate securities.

·
During 2010 we sold approximately $4.8 million of tax exempt municipal bonds, generating a taxable gain of $167,000, which allowed us to reinvest the proceeds of sale into securities that generate taxable income.

·	During 2010 we sold approximately $16.4 million of mortgage backed securities, generating a taxable gain of $772,000 and reducing the deferred tax asset by $262,000.

Based on the above analysis, management continues to believe that there is a low probability that the Company would realize the full deferred tax asset over the next three tax years through future taxable operating income and implementation of tax strategies as described above.  Therefore, there has been no reduction to the deferred tax valuation allowance of $1,826,000 that was recorded in the year ended December 31, 2010.  Further, despite the fact that taxable losses during 2011 have generated net operating loss carryforward credits, no additional deferred tax asset has been recorded in the nine months ended September 30, 2011.  Management will continue to monitor the deferred tax asset and adjust the valuation allowance as needed to properly reflect any changes in the probability of future realization of the deferred tax asset.

Net Loss

The combination of the above factors resulted in net loss of $369,000 for the three months ended September 30, 2011, compared to net loss for the three months ended September 30, 2010 of $496,000.  For the nine months ended September 30, net loss was $535,000 in 2011, compared to net loss of $1,526,000 in the same period in 2010.  Basic and diluted loss per share available to common shareholders were ($.20) for the quarter ended September 30, 2011, compared to basic and diluted loss per share of ($.25) for the three month period ended September 30, 2010.  Basic and diluted loss per share available to common shareholders were ($.37) for the nine months ended September 30, 2011, compared to basic and diluted loss per share of ($.76) for the nine months ended September 30, 2010.

Financial Condition

During the first nine months of 2011, total assets increased $14,071,000, or 3.29%, when compared to December 31, 2010.  The largest increase was in loan sales receivable, which increased $18,904,000, or 60%, when compared to December 31, 2010.  Also, loans held for sale increased $11,187,000, or 20.22%, when compared to December 31, 2010.  These increases were partially offset by decreases in investment securities available for sale and portfolio loans.  Investment securities available for sale decreased $7,910,000, or 20.97%, as a result of mortgage backed securities and collateralized mortgage obligations principal prepayments, several security calls and maturities.  During the first nine months of 2011, portfolio loans decreased $6,811,000, or 2.55%, when compared to December 31, 2010.  During the first nine months of 2011, total liabilities increased $14,701,000, or 3.73%, when compared to December 31, 2010.  Other borrowings increased $14,500,000, or 39.19%, and federal fund purchased increased $3,487,000, when compared to December 31, 2010.  These increases were partially offset by a decrease in deposits of $5,121,000, or 1.48%.

Investment Securities

Investment securities available for sale decreased to $29,810,000 at September 30, 2011 from $37,720,000 at December 31, 2010.  The decrease in investment securities was due to principal repayments, calls, and maturities of securities during the first half of 2011.  The one investment security held to maturity that we held at December 31, 2010 matured in September 2011.

Loans

Gross loans totaled $260,789,000 at September 30, 2011, a decrease of $6,811,000, or 2.55%, since December 31, 2010.  We continue to work to reduce our exposure to higher risk loans by avoiding growth in the balance of real estate - construction, commercial loans; and instead focusing our lending efforts on real estate - mortgage, residential loans and real estate - mortgage, commercial loans.  All loans are domestic, we have no foreign loans.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $7,298,000 at September 30, 2011.  The decrease of $82,000 from the December 31, 2010 amount of $7,380,000 was due to regular depreciation of assets totaling $305,000, loss on disposal totaling $49,000, and sales proceeds totaling $7,000, offset by purchases of new premises and equipment totaling $279,000.

Other Real Estate Owned

Other real estate owned represents collateral property taken back from borrowers in partial or full satisfaction of their defaulted debt obligation to the Company.  We track our historical experience of loans that ultimately convert to other real estate owned by collateral type and by geographic exposure as shown on the following tables:

	Book Value of Other Real Estate at September 30, 2011
(In thousands)	Florida	Georgia	South Carolina	Total
Residential	$1,494	$1,297	$2,990	$5,781
Commercial	970	473	1,683	3,126
Finished lots	1,126	––	1,053	2,179
Raw land	2,458	592	200	3,250
	$6,048	$2,362	$5,926	$14,336

	Number of Parcels at September 30, 2011
	Florida	Georgia	South Carolina	Total
Residential	13	6	37	56
Commercial	5	1	6	12
Finished lots	18	––	14	32
Raw land	6	2	1	9
	42	9	58	109

	Book Value of Other Real Estate at December 31, 2010
(In thousands)	Florida	Georgia	South Carolina	Total
Residential	$1,893	$1,897	$898	$4,688
Commercial	1,646	984	1,608	4,238
Finished lots	1,360	315	1,300	2,975
Raw land	1,166	1,185	200	2,551
	$6,065	$4,381	$4,006	$14,452

	Number of Parcels at December 31, 2010
	Florida	Georgia	South Carolina	Total
Residential	14	8	4	26
Commercial	5	1	5	11
Finished lots	19	18	13	50
Raw land	4	3	1	8
	42	30	23	95

During the nine months ended September 30, 2011 we sold a total of 43 other real estate owned properties with a total book value of $7,495,000.  The net proceeds from these sales were $6,603,000, which resulted in a net recovery of approximately 64.5% of the original loan amounts and 88.1% of the book value of the other real estate sold. During the nine months ended September 30, 2010 we sold a total of 30 other real estate owned properties with a total book value of $8,060,000.  The net proceeds from these sales were $6,888,000, which resulted in a net recovery of approximately 61.3% of the original loan amounts and 85.5% of the book value of the other real estate sold.

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

Deposits

Total deposits decreased by $5,121,000, or 1%, to a total of $340,929,000 at September 30, 2011 from $346,050,000 at December 31, 2010. Noninterest-bearing demand deposits increased $4,279,000, or 23%, while interest-bearing deposits decreased $9,400,000, or 3%. The Company has continued its use of a modest level of brokered deposits, which carry substantially lower interest rates than comparable term core retail deposits.  Brokered deposits are issued in individual’s names and in the names of trustees with balances participated out to others.  Core retail deposits are deposits which are gathered in the normal course of business, without the use of a broker.  Core reciprocal deposits are gathered in the same manner as core retail deposits, but the funds are participated out to other banks through use of the CDARS reciprocal transactions program.  The CDARS program allows depositors to obtain FDIC insurance for deposits up to $50 million by exchanging the portions of their deposits in excess of FDIC insurance limitations with other financial institutions participating in the CDARS program.  In return, we receive an equal amount of deposits back from other CDARS participating financial institutions, such that there is no net change in the level of total deposits on our balance sheet. Pursuant to the formal agreement entered into with the OCC, the Bank is required to limit its level of brokered deposits to no more than ten percent of total deposits, such requirement does not include reciprocal CDARS.

Balances and percentages within the major deposit categories are as follows:

	September 30, 2011
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$23,227	$––	$––	$23,227
Interest-bearing demand deposits	114,574	––	––	114,574
Savings deposits	4,545	––	––	4,545
Certificates of deposit $100,000 and over	90,422	28,235	––	118,657
Other time deposits	55,678	1,208	23,040	79,926
	$288,446	$29,443	$23,040	$340,929

	December 31, 2010
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$18,948	$––	$––	$18,948
Interest-bearing demand deposits	118,812	––	––	118,812
Savings deposits	3,764	––	––	3,764
Certificates of deposit $100,000 and over	90,272	27,633	––	117,905
Other time deposits	66,978	1,426	18,217	86,621
	$298,774	$29,059	$18,217	$346,050

Other Borrowings

Other Borrowings of $51,500,000 at September 30, 2011 are composed of advances from the Federal Home Loan Bank of Atlanta (FHLB), and represent an increase from $37,000,000 at December 31, 2010.  This increase in the level of borrowings was exclusively for short terms of 60 days or less and was utilized to fund the growth in the balance of residential mortgage loans available for sale and loan sales receivables, which are also short term assets.  As short term borrowings tend to carry lower interest rates than longer term borrowings, this increase in the balance of short term borrowings pushed down the weighted average cost of borrowings by 159 basis points from 3.31% at December 31, 2010 to 1.72% at September 30, 2011.

At September 30, 2011 the Bank pledged $88,891,000 of its portfolio loans to FHLB and could borrow up to an aggregate of $59,735,000 on such collateral.  The Bank had also pledged $36,901,000 of its portfolio loans to Federal Reserve Bank of Atlanta at September 30, 2011, and could borrow up to an aggregate of $24,658,000 on such collateral at the Discount Window.  At December 31, 2010 the Bank pledged $98,499,000 of its portfolio loans to FHLB and could borrow up to an aggregate of $53,666,000 on such collateral.  The Bank also pledged $48,390,000 of its portfolio loans to Federal Reserve Bank of Atlanta at December 31, 2010, and could borrow up to an aggregate of $28,267,000 on such collateral at the Discount Window.

During the third quarter of 2011, the Bank requested and obtained a $2 million letter of credit from the FHLB to be issued in favor of Wells Fargo Bank, a major purchaser of the Bank’s mortgage loans available for sale.  Consistent with the growth in residential mortgage banking origination levels, there was an increase in the level of mandatory forward loan sale commitments between the Bank and Wells Fargo Bank.  As a result, Wells Fargo was exposed to an increasing level of credit risk in the event that the Bank failed to deliver loans for sale under these commitments, and so a letter of credit was required to mitigate that credit risk.  While this letter of credit had no impact on the level of borrowings outstanding, it is collateralized by loans and securities pledged to the FHLB, and as such it has reduced the Bank’s borrowing capacity with the FHLB by $2 million.

FHLB advances outstanding and related terms at September 30, 2011 and December 31, 2010 are shown in the following tables:

		FHLB Advances Outstanding September 30, 2011
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	$5,000,000	0.14%	October 12, 2011
Fixed rate	5,000,000	0.13%	October 24, 2011
Fixed rate	2,000,000	0.13%	October 25, 2011
Fixed rate	2,000,000	0.13%	October 26, 2011
Fixed rate	5,000,000	0.13%	October 31, 2011
Fixed rate	4,000,000	0.14%	November 28, 2011
Fixed rate	2,500,000	3.30%	April 9, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	December 7, 2011
Fixed rate	10,000,000	4.25%	May 21, 2014
Fixed rate	5,000,000	3.71%	June 24, 2015
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	December 7, 2011
Variable rate overnight advance	7,500,000	0.36%
Total	$51,500,000	1.72%

		FHLB Advances Outstanding December 31, 2010
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	$2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 9, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	March 7, 2011
Fixed rate	10,000,000	4.25%	May 21, 2014
Fixed rate	5,000,000	3.71%	June 24, 2015
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 7, 2011
Variable rate overnight advance	8,500,000	0.47%
Total	$37,000,000	3.31%

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

Pursuant to the terms of the junior subordinated debentures held by Coastal Banking Company Statutory Trust I and Coastal Banking Company Statutory Trust II, the Company has the option to defer distributions on such securities at any time, and from time to time, for a period not to exceed twenty consecutive quarters. During the fourth quarter of 2010, the Company elected to defer the interest payments on its trust preferred securities. Furthermore, pursuant to the terms of the MOU, the Company is prohibited from paying interest on its trust preferred securities absent prior written approval from the Federal Reserve Bank of Richmond.  At September 30, 2011, we had unpaid accrued interest on junior subordinated debentures of $389,000.

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

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and with advances from approved borrowing facilities with correspondent banks, the Federal Home Loan Bank of Atlanta, and the Federal Reserve Bank discount window.  At September 30, 2011, the Bank had $66,259,000 borrowing capacity available under its existing borrowing facilities compared to $105,283,000 available at December 31, 2010, which is currently well in excess of our projected liquidity needs.  This decline in borrowing capacity reflects the increased level of short term borrowings to fund the growth in residential mortgage loans available for sale.  In addition to borrowing facilities, the Bank considers the balance of mortgage loans sold for which payment by the purchasing investor is pending as an additional source of liquidity.  At September 30, 2011 the loan sales receivable was $50,410,000 and 83% of that receivable was received as cash within 31 calendar days.  Another key metric of our liquidity position is the loan-to-total deposit ratio, which was 76% at September 30, 2011 and 77% at December 31, 2010.

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

From the September 2007 inception of the mortgage banking division through September 30, 2011, we have sold nearly 14,200 residential mortgage loans into the secondary market with a principal balance of just over $3 billion.  From this population of sold loans, the Bank has received notification from purchasers of a total of fourteen EPD claims, three in 2008, seven in 2009, three in 2010, and one in 2011. Beyond the initial payment to the purchasers of $73,700 upon receipt of the EPD claims, the maximum remaining exposure under investor claims of a representation and warranty breach would be the difference between the total loan amount and the liquidated value of the underlying collateral.  In the case of our 14 EPD claims received since the inception of mortgage banking operations, the aggregate loan balance was $2,360,000 and consisted of 14 single family residences. Original loan to value ratios ranged from 65% to 98% and loans with a loan to value ratio over 80% have a mortgage insurance policy in place. If repurchase was required in the future, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.  Because the risk of an EPD claim only exists during the first four payments after a loan is originated, we report the total of the most recent four months mortgage banking lending volume as our off balance sheet credit risk from EPD claims.

As discussed above, the representations and warranties in our loan sale agreements provide that we repurchase loans or indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. From the total population of sold loans, in four years of operations we have been required to settle four make whole claims at a cost of $324,000, and we have repurchased two loans totaling $638,000.  The two repurchased loans are both current and performing in accordance with their loan terms.

Management has recognized the potential risk from costs related to EPD claims and breaches of representations and warranties made in connection with residential loan sales.  Nationally the industry has seen a significant increase in the level of loan “put backs” to lenders on the basis of representation and warranty breaches.  It is noteworthy that our loan sale activity began in late 2007 at a time when underwriting requirements had changed and limited documentation loans were no longer eligible for purchase in the secondary market.  Accordingly, the population of loans we have sold was underwritten based on fully documented information.  While this will not eliminate all risk of repurchase or indemnification costs, we believe it significantly mitigates that risk as evidenced by the relatively insignificant level of repurchase and indemnification costs incurred to date.

In recognition of risk from potential EPD claims and breaches of representations and warranties, an indemnification reserve has been established and maintained since mortgage banking loan sales began in late 2007 to cover potential costs. We have limited history of costs incurred, so additions to the reserve are made monthly based on a percentage of loan balances sold that month. This approach recognizes that the risk of indemnification costs will rise in relation to the level of loans sold. The balance in this indemnification reserve was $961,000 at September 30, 2011 and based on the Company’s modest historical loss experience and the current level of indemnification claims under review, management believes this level of reserve is adequate for potential exposure in connection with loan sale indemnification or EPD claims. However, we can provide no assurance that our methodology will not change and that the balance of this indemnification reserve will prove sufficient to cover actual costs in the future.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of September 30, 2011:

Commitments to extend credit	$16,628,000
Standby letters of credit	$57,000
Loans sold with representations and warranties	$310,983,000

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

Contractual Obligations

Summarized below are our contractual obligations as of September 30, 2011.

(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Other borrowings	$51,500	$34,500	$10,000	$5,000	$2,000
Operating lease obligations	834	451	352	31	––
Junior subordinated debentures	7,217	––	––	––	7,217
	$59,551	$34,951	$10,352	$5,031	$9,217

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

At September 30, 2011, total shareholders’ equity was $32.4 million at the holding company and $39.1 million at CBC National Bank.  The Bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.  The following table summarizes the Company’s and Bank’s capital ratios at September 30, 2011:

	Coastal Banking Company	CBC National Bank
Total capital (to risk-weighted assets)	16.08%	15.86%
Tier 1 capital (to risk-weighted assets)	14.81%	14.59%
Tier 1 capital (to total average assets)	9.35%	9.21%

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

The MOU also prohibits the Company from paying interest on its trust preferred securities without prior regulatory approval.  The Company has not been successful in obtaining the required regulatory approval to pay interest on its trust preferred securities since December 2010.  As a result, pursuant to the terms of the trust preferred securities, the Company has elected to defer all interest payments that have become due and payable on its trust preferred securities since the fourth quarter of 2010.  Pursuant to the terms of the trust preferred securities, absent authorization of a majority of the holders of the outstanding trust preferred securities, the Company is prohibited from paying dividends on its TARP preferred stock until the Company pays all interest payments due and payable on the trust preferred securities.  As a result, the Company cannot pay dividends on its TARP preferred stock without breaching the terms of its trust preferred securities, and so the Company has not paid the last three TARP dividend payments that were due in February 2011, May, 2011, and August 2011.

On February 17, 2011, the Federal Reserve Bank denied our request to pay dividends on our TARP preferred stock and interest on our trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments. Cash dividends on the TARP preferred stock are cumulative and accrue and compound on each subsequent payment date. At September 30, 2011, we had unpaid TARP preferred stock dividends in arrears of $373,125. If we miss six quarterly dividend payments on the TARP preferred stock, whether or not consecutive, the Treasury will have the right to appoint two directors to Coastal’s board of directors until all accrued but unpaid dividends have been paid.

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

COASTAL BANKING COMPANY, INC.

Date: November 14, 2011	By:	/s/ MICHAEL G. SANCHEZ
Michael G. Sanchez
Chief Executive Officer

Date: November 14, 2011	By:	/s/ PAUL R. GARRIGUES
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