Form 10-K
period 2011-12-31
COASTAL BANKING CO INC
filed 2012-03-16
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-K
———————

☑  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2011

☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,950,925 based on the price at which the common stock last sold on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

2,595,207 shares of common stock were outstanding as of March 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders, to be held on May 23, 2012, are incorporated by reference into Part III.

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

General

Coastal Banking Company, Inc. (the “Company”) is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for CBC National Bank (the “Bank”). The Bank commenced business on May 10, 2000 as Lowcountry National Bank. The Company acquired First National Bank of Nassau County, which began its operations in 1999, through its merger with First Capital Bank Holding Corporation (“First Capital”) on October 1, 2005. On October 27, 2006, the Company acquired the Meigs, Georgia office of the Bank through merger of Cairo Banking Co. with and into the Bank. On August 10, 2008, Lowcountry National Bank and First National Bank of Nassau County merged into one charter. Immediately after the merger, the name of the surviving bank was changed to CBC National Bank and the main office relocated to 1891 South 14th Street, Fernandina Beach, Nassau County, Florida. The Bank’s branches did business under the trade names “Lowcountry National Bank,” “First National Bank of Nassau County,” and “The Georgia Bank” in their respective markets.  During 2011, the Florida and Georgia Bank branches replaced their local market trade names with CBC National Bank, while the South Carolina branches continued to operation under the Lowcountry National Bank trade name.  The Bank provides full commercial banking services to customers throughout Beaufort County, South Carolina; Nassau County, Florida; and Thomas County, Georgia and is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Bank also has loan production offices in Savannah, Georgia and Jacksonville, Florida, as well as a residential mortgage banking division headquartered in Atlanta, Georgia. During the second and third quarters of 2011, the mortgage banking division opened fourteen additional retail residential loan production offices in California, Connecticut, Florida, Kansas, Maryland, Michigan, New York, and Ohio.

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

On January 27, 2010, pursuant to a request by the Federal Reserve Bank of Richmond, the board of directors of the Company adopted a resolution, which provided that the Company must obtain prior approval of the Federal Reserve Board before incurring additional debt, purchasing or redeeming its capital stock, or declaring or paying dividends, excluding dividends on preferred stock related to our participation in the Troubled Asset Relief Program’s Capital Purchase Program (“TARP CPP”).

On November 17, 2010, the Company entered into a Memorandum of Understanding (the “MOU”), an informal enforcement action, with the Federal Reserve Bank of Richmond in lieu of the board resolution adopted on January 27, 2010. The terms of the MOU are substantially similar to those of the board resolution and require the Company to obtain prior approval of the Federal Reserve Board before incurring additional debt, purchasing or redeeming its capital stock, declaring or paying cash dividends, including dividends on its TARP preferred stock, or paying interest on its trust preferred securities. Additionally, the MOU requires the Company to comply with banking regulations that prohibit certain indemnification and severance payments and require prior approval of any appointment of new directors or the hiring or change in position of any senior executive officers of the Company. The MOU also requires the submission of quarterly progress reports.

Location and Service Area

Our primary service areas consist of the areas within a 20 mile radius of the main offices of Lowcountry National Bank in Beaufort County, South Carolina, First National Bank of Nassau County in Nassau County, Florida, and The Georgia Bank in Thomas County, Georgia. The primary service area of Lowcountry National Bank covers a large portion of Beaufort County, including Beaufort, Bluffton, Burton, Callawassie Island, Coosaw, Dataw Island, Harbor Island, Hilton Head Island, Hunting Island, Fripp Island, Lady’s Island, Port Royal, Spring Island, St. Helena Island, and Sun City, South Carolina. The primary service area of First National Bank of Nassau County includes the communities of Amelia Island, Fernandina Beach, O’Neil, and Yulee, Florida. The primary service area of The Georgia Bank is Thomas County, Georgia. The Bank also serves the Savannah, Georgia; Atlanta, Georgia; and Jacksonville, Florida market areas through loan production offices, and customers in California, Connecticut, Florida, Kansas, Maryland, Michigan, New York, and Ohio through residential mortgage loan offices.

Lending Activities

General: We offer a range of lending services, including real estate, commercial and consumer loans to individuals and small- to medium-sized business and professional firms that are located in or conduct a substantial portion of their business in the Bank’s market areas.

Loan Underwriting: The fundamental objective of our underwriting policies and procedures are to establish minimum requirements for borrower creditworthiness, application documentation, and credit analysis upon which a decision to extend credit is based.  The key principals of our underwriting policies are consistent across all types of loans with variations to specific procedures driven by characteristics such as the loan amount, purpose, collateral type, and repayment terms.

Our underwriting policies require that we independently gather and verify sufficient documentation to value any collateral and to establish the borrower’s or guarantor’s creditworthiness, level of financial reserves, and capacity to repay the loan.  Creditworthiness is validated with personal or business credit reports from independent credit reporting agencies.  The level of financial reserves is established from independent verifications of deposits, investments, or other assets.  Capacity to repay the loan is based on verifiable earnings capacity as shown on up to three years of financial statements and/or tax returns, banking activity levels, operating statements, rent rolls, or independent verification of employment.  Finally, as to the value of collateral, we obtain appraisals from independent, professionally designated property appraisers, and we make personal inspections of the subject collateral for larger balance loans.

Once the appropriate documentation has been gathered, the analysis phase of the underwriting process is completed.  This includes determination of debt to income ratios, loan-to-value ratios, debt coverage ratios, global cash flow analysis, stress tests to measure the impact of increasing interest rates or falling collateral values, and assessment of the effects of industry-specific or general economic trends on the borrower’s ability to repay the loan.  Our policy establishes minimum acceptable levels for these credit metrics based on the objective to produce investment grade loans. Further, our maximum acceptable loan to collateral value percentages are less than or equal to applicable regulatory guideline maximums.  In the case of acquisition and development loans or construction loans, we also obtain and review project budgets and periodic inspection reports by qualified engineering firms, and account officers perform site visits not less than quarterly.  In all cases, the underwriting documentation and analysis is completed as part of the initial credit decision process; however, for loans that involve additional extensions of credit or periodic renewals, the underwriting documentation is updated and re-analyzed not less than annually.

Our written loan underwriting policy provides general guidance on the appropriate underwriting considerations, objectives and documentation.  To augment the general policy guidance, we establish target criteria to define an acceptable level of credit underwriting risk.  It is important to note that these criteria are designated as targets rather than absolute limits to allow for a degree of judgment in the underwriting process so that consideration can be given to other compensating factors.  The following is a summary of our more critical target underwriting criteria by major loan categories in use as of December 31, 2011.  Where noted, “DTI” refers to debt to income ratio and “NADA” refers to National Automobile Dealers Association.

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

These criteria are monitored on an ongoing basis and adjusted as needed to manage the risk profile of different loan categories based on changes to economic conditions and loan category concentration levels within the Company’s overall loan portfolio.  Our policy is generally not to originate hybrid loans, which we define as loans having one or more underwriting characteristics that are inconsistent with investment grade loans, such as limited documentation, loan-to-value in excess of 100%, negative interest amortization, high debt to income ratios, or poor borrower credit.  We have never originated payment option ARMs which allow for negative interest amortization or subprime loans, either for retention in our portfolio or for sale in the secondary market.  In the case of residential loans, we do not originate loans with any underwriting characteristic that are contrary with the underwriting guidelines of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, the Federal Housing Authority, or the Veterans Administration.

Loan Approval and Review: The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered and approved by an officers’ loan committee with a higher lending limit or the directors’ loan committee, which has the authority to approve loans up to the legal lending limit of the Bank. The Bank may not make any loans to any director or executive officer of the Bank that, in the aggregate, exceeds $500,000 unless approved by the board of directors of the Bank and made on terms no more favorable to such person than would be available to a person not affiliated with the Bank. The bank’s mortgage loan review process currently adheres to guidelines from the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and, where applicable, the Federal Housing Administration and Veterans Administration, but the Bank reserves the right to alter this policy in the future. The bank currently sells residential mortgage loans on the secondary market but has, on occasion, chosen to hold them in the portfolio.

Lending Limits: The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. These limits will increase or decrease as the Bank’s capital increases or decreases. Based upon the Bank’s capitalization of $40,044,000 as of December 31, 2011, the Bank has a self-imposed loan limit of $5,000,000, which represents 80% of our regulatory legal lending limit of $6,279,000. Based upon the Bank’s current lending limit, unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will be unable to meet all of the lending needs of loan customers requiring aggregate extensions of credit above this limit.

Real Estate and Mortgage Loans: Loans secured by first or second mortgages on real estate make up approximately 93% of the Bank’s loan portfolio. These loans generally fall into one of three categories: commercial real estate loans, construction and development loans, or residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity loans are not included because they are classified as consumer loans, which are discussed below. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank has not in the past and does not have plans in the future to originate loans that would be considered sub-prime or that allow for negative amortization. The bank generally charges origination fees for each loan.

Real estate loans are subject to the same general risks as other loans. They are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan.

Through our wholesale mortgage banking office, we originate residential real estate loans for sale into the secondary market. We limit our interest rate and credit risk on these loans by entering into forward sale commitments with secondary market investors to lock in the price at which a loan is sold, and then selling the loan to that investor after the loan is funded.

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

We attempt to reduce risk by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

Residential Real Estate Loans: Residential real estate loans generally have longer terms of up to 30 years. We offer fixed and adjustable rate mortgages in conforming loan amounts. We have a limited amount of interest-only loans, but we do not offer negative amortization loans. We have limited credit risk on these loans as most are sold to third parties soon after closing.

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

We offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) and 504 programs. These loans typically are partially guaranteed by the government, which reduces the Bank’s risk. Government guarantees of SBA loans generally do not exceed 75% of the loan value; however, the American Reinvestment and Recovery Act of 2009 increased this guarantee to as much as 90% on loans approved between February 2009 and December 2010.

The larger banks in the Beaufort County and Nassau County areas make proportionately more loans to medium to large-sized businesses than we do. Many of the Bank’s commercial loans are made to small- to medium-sized businesses, which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

Consumer Loans: The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 72 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured or, if they are secured, the value of the security may be more difficult to assess and monitor than real estate.

We also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit generally are the same as those for first mortgage loans. Home equity lines of credit typically have terms of 15 years or less, carry balances less than $125,000, and may extend up to 89.9% of the available equity of each property.

Deposits: The Bank offers a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and individual retirement accounts. The primary sources of deposits are residents of, and businesses and their employees located in, our primary market areas. Deposits are obtained through personal solicitation by officers and directors, direct mail solicitations, internet deposit listing services, and advertisements published in the local media. To attract deposits, the Bank offers a broad line of competitively priced deposit products and services.

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

Set forth below is an explanation of the major pieces of legislation and regulation affecting our industry and how that legislation and regulation affects our actions. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

Coastal Banking Company, Inc.

Because the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”), as amended.  As a result, we are primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  As a bank holding company located in South Carolina, the South Carolina Board of Financial Institutions also regulates and monitors our operations.

Memorandum of Understanding.  On November 17, 2010, the Company entered into a Memorandum of Understanding (the “Memorandum”), an informal enforcement action, with the Federal Reserve Bank of Richmond.  The terms of the Memorandum are substantially similar to those of the resolution adopted by the Board of Directors on January 27, 2010, pursuant to a request by the Federal Reserve Bank of Richmond.  Generally, the Memorandum requires the Company to obtain prior approval of the Federal Reserve Bank of Richmond before incurring additional debt, purchasing or redeeming its capital stock, declaring or paying cash dividends to shareholders, including dividends on its TARP preferred stock, or paying interest on its trust preferred securities.  Additionally, the Memorandum requires the Company to comply with banking regulations that prohibit certain indemnification and severance payments and require prior approval of any appointment of new directors or the hiring or change in position of any senior executive officers of the Company.  The Memorandum also requires the submission of quarterly progress reports.

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

Under the Bank Holding Company Act, if we are adequately capitalized and adequately managed, we may purchase a bank located outside of South Carolina, Georgia, or Florida.  However, the laws of the other state may impose restrictions on the acquisition of a bank that has only been in existence for a limited amount of time or that would result in specified concentrations of deposits.  For example, South Carolina law prohibits a bank holding company from acquiring control of a bank until the target bank has been incorporated for five years.  Because CBC National Bank has been chartered for more than five years, this restriction would not limit our ability to be acquired.

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

CBC National Bank

Because the Bank is chartered as a national bank, it is primarily subject to the supervision, examination, and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency (the “OCC”).  The OCC regularly examines the Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.  The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.  Because the Bank’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations and the FDIC also has examination authority and back-up enforcement power over the Bank.  The Bank is also subject to numerous state and federal statutes and regulations that affect the Bank’s business, activities, and operations.

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

Branching.  National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located.  Under South Carolina, Georgia, and Florida law, the Bank may open branch offices throughout each state with the prior approval of the OCC.  In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in South Carolina, Georgia, and Florida.  Prior to the enactment of the Dodd-Frank Act, the Bank and any other national- or state-chartered banks were generally permitted to branch across state lines by merging with banks in other states if allowed by the applicable states’ laws.    However, interstate branching is now permitted for all national- and state-chartered banks as a result of the Dodd-Frank Act, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch.

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

As a bank’s capital position deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories.  The severity of the action depends upon the capital category in which the institution is placed.  Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.  As of December 31, 2011, the Bank was considered well capitalized.

A “well-capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure, pursuant to any written agreement, order, capital directive, or prompt corrective action directive, and has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a Tier 1 leverage ratio of at least 5%.  Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action.  However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices, which requires certain remedial action.

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

An “undercapitalized” bank fails to meet the required minimum level for any relevant capital measure.  A bank that reaches the undercapitalized level is likely subject to a formal agreement, consent order or another formal supervisory sanction.  An undercapitalized bank is not only subject to the requirements placed on adequately-capitalized banks, but also becomes subject to the following operating and managerial restrictions, which:

•	prohibit capital distributions;

•	prohibit payment of management fees to a controlling person;

•	require the bank to submit a capital restoration plan within 45 days of becoming undercapitalized;

•	require close monitoring of compliance with capital restoration plans, requirements and restrictions by the primary federal regulator;

•	restrict asset growth by requiring the bank to restrict its average total assets to the amount attained in the preceding calendar quarter;

•	prohibit the acceptance of employee benefit plan deposits; and

•	require prior approval by the primary federal regulator for acquisitions, branching and new lines of business.

Finally, an undercapitalized institution may be required to comply with operating restrictions similar to those placed on significantly-undercapitalized institutions.

A “significantly-undercapitalized” bank has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital less than 3%, and a Tier 1 leverage ratio less than 3%.  In addition to being subject to the restrictions applicable to undercapitalized institutions, significantly undercapitalized banks may, at the discretion of the bank’s primary federal regulator, also become subject to the following additional restrictions, which:

•	require the sale of enough capital stock so that the bank is adequately capitalized or, if grounds for conservatorship or receivership exist, the merger or acquisition of the bank;

•	restrict affiliate transactions;

•	restrict interest rates paid on deposits;

•	further restrict growth, including a requirement that the bank reduce its total assets;

•	restrict or prohibit all activities that are determined to pose an excessive risk to the bank;

•	require the bank to elect new directors, dismiss directors or senior executive officers, or employ qualified senior executive officers to improve management;

•	prohibit the acceptance of deposits from correspondent banks, including renewals and rollovers of prior deposits;

•	require prior approval of capital distributions by holding companies;

•	require holding company divestiture of the financial institution, bank divestiture of subsidiaries and/or holding company divestiture of other affiliates; and

•	require the bank to take any other action the federal regulator determines will “better achieve” prompt corrective action objectives.

Finally, without prior regulatory approval, a significantly undercapitalized institution must restrict the compensation paid to its senior executive officers, including the payment of bonuses and compensation that exceeds the officer’s average rate of compensation during the 12 calendar months preceding the calendar month in which the bank became undercapitalized.

A “critically-undercapitalized” bank has a ratio of tangible equity to total assets that is equal to or less than 2%.  In addition to the appointment of a receiver in not more than 90 days, or such other action as determined by an institution’s primary federal regulator, an institution classified as critically undercapitalized is subject to the restrictions applicable to undercapitalized and significantly-undercapitalized institutions, and is further prohibited from doing the following without the prior written regulatory approval:

•	entering into material transactions other than in the ordinary course of business;

•	extending credit for any highly leveraged transaction;

•	amending the institution’s charter or bylaws, except to the extent necessary to carry out any other requirements of law, regulation or order;

•	making any material change in accounting methods;

•	engaging in certain types of transactions with affiliates;

•	paying excessive compensation or bonuses, including golden parachutes;

•
paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a level significantly exceeding the prevailing rates of its competitors; and

•	making principal or interest payment on subordinated debt 60 days or more after becoming critically undercapitalized.

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

Currently, the FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information – supervisory risk ratings for all institutions, financial ratios for most institutions, including the Bank, and a “scorecard” calculation for large institutions.  The FDIC adopted new rules, effective April 1, 2011, redefining the assessment base and adjusting the assessment rates.  Under the old rules, the assessment base was domestic deposits; the new rule uses an assessment base of average consolidated total assets minus tangible equity, which is defined as Tier 1 Capital.  Under the new rules, institutions assigned to the lowest risk category must pay an annual assessment rate now ranging between 2.5 and 9 cents per $100 of the assessment base.  For institutions assigned to higher risk categories, assessment rates now range from 9 to 45 cents per $100 of the assessment base.  These ranges reflect a possible downward adjustment for unsecured debt outstanding and, in the case of institutions outside the lowest risk category, possible upward adjustments for brokered deposits.

The new rules retain the FDIC Board’s flexibility to, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (1) increase or decrease the total rates from one quarter to the next by more than two basis points, or (2) deviate by more than two basis points from the stated base assessment rates.  Although the Dodd-Frank Act requires that the FDIC eliminate its requirement to pay dividends to depository institutions when the reserve ratio exceeds a certain threshold, the FDIC’s new rule establishes a decreasing schedule of assessment rates that would take effect when the DIF reserve ratio first meets or exceeds 1.15%.  If the DIF reserve ratio meets or exceeds 1.15% but is less than 2%, base assessment rates would range from 1.5 to 40 basis points; if the DIF reserve ratio meets or exceeds 2% but is less than 2.5%, base assessment rates would range from 1 to 38 basis points; and if the DIF reserve ratio meets or exceeds 2.5%, base assessment rates would range from 0.5 to 35 basis points.

On November 12, 2009, the FDIC adopted a rule requiring nearly all FDIC-insured depository institutions, including the Bank, to prepay their DIF assessments for the fourth quarter of 2009 and for the following three years on December 30, 2009.  At that time, the FDIC indicated that the prepayment of DIF assessments was in lieu of additional special assessments; however, there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future.

On October 19, 2010, the FDIC adopted a new DIF Restoration Plan that foregoes the uniform three basis point-increase previously scheduled to take effect on January 1, 2011.  The FDIC indicated that this change was based on revised projections calling for lower than previously expected DIF losses for the period 2010 through 2014, continued stresses on the earnings of insured depository institutions, and the additional time afforded to reach the DIF reserve ratio required by the Dodd-Frank Act.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”).  The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation.  The FICO assessment rate is set quarterly and in 2011 ranged from 0.68 cents to 1.00 cents per $100 of assessable deposits.  These assessments will continue until the debt matures between 2017 and 2019.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Allowance for Loan and Lease Losses.  The Allowance for Loan and Lease Losses (the “Allowance”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports.  Because of its significance, the Bank has developed a system by which it develops, maintains, and documents a comprehensive, systematic, and consistently applied process for determining the amounts of the Allowance and the provision for loan and lease losses.  “The Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the Allowance in accordance with GAAP, the Bank’s stated policies and procedures, management’s best judgment, and relevant supervisory guidance.  Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, Allowance, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date.  See “Management’s Discussion and Analysis – Critical Accounting Policies.”

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

As of December 31, 2011, the Bank’s total loans for construction, land development and other land represented 128% of total capital, slightly above the 100% regulatory threshold for significant CRE risk, however this CRE concentration ratio has been reduced significantly over the last several years from a level of 207% at September 30, 2008.  Further, total commercial real estate loans represented 253% of total capital at December 31, 2011, which was below the 300% regulatory threshold for significant CRE risk, and it continues to trend downward from a level of 347% at September 30, 2008.

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

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

Total capital consists of two components: Tier 1 capital and Tier 2 capital.  Tier 1 capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 capital must equal at least 4% of risk-weighted assets.  Tier 2 capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves.  The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.  As of December 31, 2011, the Bank’s ratio of total capital to risk-weighted assets was 16.34% and the Bank’s ratio of Tier 1 capital to risk-weighted assets was 15.08%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies, which are intended to further address capital adequacy.  The OCC has adopted substantially similar requirements for banks.  These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for institutions that meet specified criteria, including having the highest regulatory rating and implementing the risk-based capital measure for market risk.  All other institutions generally are required to maintain a leverage ratio of at least 4%.  As of December 31, 2011, the Bank’s leverage ratio was 8.39%.  The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The banking regulators consider the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

In addition to the foregoing regulatory capital requirements, in light of current market conditions and the Bank’s current risk profile, the Bank has determined that it must achieve and maintain a minimum ratio of total capital to risk-weighted assets of 12% and a minimum leverage ratio of 8% to be considered well capitalized under these market conditions and its risk profile.

Through a provision known as “The Collins Amendment,” the Dodd-Frank Act establishes certain regulatory capital deductions with respect to hybrid capital instruments, such as trust preferred securities, that will effectively disallow the inclusion of such instruments in Tier 1 capital if such capital instrument is issued on or after May 19, 2010.  However, preferred shares issued to the U.S. Department of the Treasury (the “Treasury”) pursuant to the TARP CPP or TARP Community Development Capital Initiative are exempt from the Collins Amendment and are permanently includable in Tier 1 capital.  In addition, securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total consolidated assets as of December 31, 2009 will not be subject to these required capital deductions.  Finally, bank holding companies subject to the Federal Reserve Board’s Small Bank Holding Company Policy Statement as in effect on May 19, 2010 – generally, holding companies with less than $500 million in consolidated assets – are exempt from the trust preferred treatment changes required by the Dodd-Frank Act.

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

The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed (1) the total of the Bank’s net profits for that year, plus (2) the Bank’s retained net profits of the preceding two years, less any required transfers to surplus.  The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  As of the date of this Annual Report on Form 10-K, pursuant to the Memorandum entered into by the Company with the Federal Reserve Bank of Richmond, the Company is prohibited from declaring and paying cash dividends on its shares outstanding without prior regulatory approval.

When the Company received its capital investment from the Treasury under the TARP CPP on December 5, 2008, the Company became subject to additional limitations on the payment of dividends.  These limitations require, among other things, that (1) all dividends for the securities purchased under the TARP CPP be paid before other dividends can be paid and (2) the Treasury must approve any increases in common dividends for three years following the Treasury’s investment.  In addition, pursuant to the Memorandum, the Company may not pay any dividends on its preferred stock issued pursuant to the TARP CPP without prior regulatory approval.

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

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders, and their related interests.  These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.   Effective July 21, 2011, an insured depository institution will be prohibited from engaging in asset purchases or sales transactions with its officers, directors, or principal shareholders unless (1) the transaction is on market terms and, (2) if the transaction represents greater than 10% of the capital and surplus of the bank, a majority of the disinterested directors has approved the transaction.

Limitations on Senior Executive Compensation

In June of 2010, federal banking regulators issued guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization.  In connection with this guidance, the regulatory agencies announced that they will review incentive compensation arrangements as part of the regular, risk-focused supervisory process.  Regulatory authorities may also take enforcement action against a banking organization if (1) its incentive compensation arrangement or related risk management, control, or governance processes pose a risk to the safety and soundness of the organization and (2) the organization is not taking prompt and effective measures to correct the deficiencies.  To ensure that incentive compensation arrangements do not undermine safety and soundness at insured depository institutions, the incentive compensation guidance sets forth the following key principles:

•
incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk;

•	incentive compensation arrangements should be compatible with effective controls and risk management; and

•	incentive compensation arrangements should be supported by strong corporate governance, including active and effective oversight by the board of directors.

Due to the Company’s participation in TARP CPP, it is subject to additional executive compensation limitations.  For example, the Company must:

•	ensure that senior executive incentive compensation packages do not encourage excessive risk;

•	subject senior executive compensation to “clawback” if the compensation was based on inaccurate financial information or performance metrics;

•	prohibit any golden parachute payments to senior executive officers; and

•	agree not to deduct more than $500,000 from taxable income for a senior executive officer’s compensation.

The Dodd-Frank Act

The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes previously discussed and including, among other things, (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) increased regulatory examination fees; and (3) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the OCC, and the FDIC.

Many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities; require changes to certain of our business practices; impose upon us more stringent capital, liquidity, and leverage ratio requirements; or otherwise adversely affect our business.  These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

Effect of Governmental Monetary Policies

The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments, and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject.  Neither the Company nor the Bank can predict the nature or impact of future changes in monetary and fiscal policies.

Employees

As of December 31, 2011, we had 325 full-time employees and 31 part-time employees.

ITEM 1A.       RISK FACTORS

We are subject to regulatory actions by our primary regulatory authorities to address asset quality and related issues.

We entered into an Agreement with the OCC to address asset quality and related issues.  Under the terms of the Agreement, the Bank has prepared and provided written plans and/or reports to the regulators that address the following items: reducing the high level of risk in the Bank, taking immediate and continuing action to protect its interest in criticized assets, ensuring the Bank’s adherence to its written profit plan to improve and sustain earnings, limiting brokered deposits, excluding reciprocal CDARS, that would cause the Bank’s level of brokered deposits to be in excess of ten percent of total deposits, and establishing a Compliance Committee to monitor the Bank’s adherence to the Agreement.  Although management continues to address the regulatory concerns cited in the Agreement, there is no assurance that we will be able to maintain compliance with the Agreement in the future.  If we are unable to comply, we could be subject to other regulatory sanctions that could ultimately result in more severe penalties.

Additionally, we entered into the Memorandum with the Federal Reserve Bank of Richmond on November 17, 2010.  The terms of the Memorandum are substantially similar to the terms of the resolution the Board of Directors of the Company adopted on January 27, 2010 pursuant to a request by the Federal Reserve Bank of Richmond.  Generally, the Memorandum requires the Company to obtain prior approval of the Federal Reserve Bank of Richmond before incurring additional debt, purchasing or redeeming its capital stock, declaring or paying cash dividends, including dividends related to its common stock and TARP preferred stock, or paying interest on its trust preferred securities.  Additionally, the Memorandum requires the Company to comply with banking regulations that prohibit certain indemnification and severance payments and require prior approval of any appointment of new directors or the hiring or change in position of any senior executive officers of the Company.  The Memorandum also requires the submission of quarterly progress reports.

Compliance with the terms of the Agreement, including the adoption and implementation of the plans and policies discussed above, and the Memorandum will require significant time and attention from our management team, which may increase our costs, impede the efficiency of our internal business processes, and adversely affect our profitability in the near-term.  If we are unable to implement our plans in a timely manner or otherwise comply with our commitments outlined above, or if we fail to adequately resolve any other matters any of our regulators may require us to address in the future, we could become subject to more stringent supervisory actions.  The terms of any such supervisory action could have a material negative effect on our business, operating flexibility, or financial condition.

We cannot assure you that our profitability is sustainable.

While we had net income of $357,000, or a loss of $0.08 per share after preferred stock dividends, for the year ended December 31, 2011, we incurred operating losses in the three previous years.  Excluding the charges of $1.8 million for deferred tax asset valuation allowance, we incurred a net operating loss of $2.0 million, or $0.99 per share, for the year ended December 31, 2010, due primarily to credit losses and associated costs, including a significant provision for loan losses and elevated losses on other real estate owned.  In 2011, the increased level of noninterest income was the primary driver to our improved profitability, as credit losses and associated costs were virtually unchanged from 2010.  Although we have taken steps to reduce credit losses and associated costs, we will likely continue to experience a higher than normal level of asset quality related expenses in 2012.  We cannot provide an assurance that the increased levels of noninterest income observed in 2011 will be sustained or sufficient to support continued profitability in 2012 and beyond.

We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition, and results of operations.

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

Negative developments since 2008 in the global credit and derivative markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic weakness continuing in 2012. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. If these negative trends continue, our business operations and financial results will continue to be negatively affected.

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

The impact of recent events relating to residential and commercial real estate markets has not been limited to those directly involved in the real estate industry, but rather it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others.  All of these affected businesses have banking relationships and, when their businesses suffer from recession, the banking relationship suffers as well.

In addition, the market value of the real estate securing our loans as collateral has been adversely affected by the weak economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future.  As of December 31, 2011, approximately 93% of our loans receivable were secured by real estate.  If we continue to experience elevated payment delinquencies, foreclosures, or losses caused by the adverse market and economic conditions, including the downturn in the real estate market in our markets, the value of our assets, revenues, results of operations, and financial condition could be further adversely affected.

The overall weakness in economic conditions may subject us to increased regulatory scrutiny in the current environment. In addition, further weakness in national and local economic conditions in our markets could drive losses beyond the levels provided for in our allowance for loan losses, resulting in the following other consequences:  increased loan delinquencies, problem assets and foreclosures; decline in demand for our products and services; decrease in deposits, adversely affecting our liquidity position; and decline in value of collateral, reducing our customers’ borrowing power and the value of assets and collateral associated with our existing loans. As a community bank, we are less able to spread the risk of unfavorable economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

Our small to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.

A portion of our commercial development and marketing strategy targets the banking and financial services needs of small and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact this major economic sector in the markets in which we operate, our results of operations and financial condition may be adversely affected.

Continued weakness in residential property values and mortgage loan markets could adversely affect us.

We have a significant number of one-to-four family residential loans, which are secured principally by single-family residences.  Loans of this type are generally smaller in size and geographically dispersed throughout our market area.  Losses on our residential loan portfolio are difficult to predict because of a number of variables, including interest rates, unemployment rates, economic conditions, and collateral values.  Additionally, weakness in the secondary market for residential lending could have an adverse impact upon our profitability.  Pricing may change rapidly, impacting the value of loans in our portfolio.  This weakness has been most pronounced in residential construction and development loans; however, turmoil in the mortgage markets, combined with the ongoing correction in real estate markets, could result in further price reductions in single family home prices and lack of liquidity in refinancing markets.  These factors could adversely impact the quality of our residential construction and residential mortgage portfolio in various ways, including by creating discrepancies in value between the original appraisal and the value at time of sale and by decreasing the value of the collateral securing our mortgage loans.

We are subject to risks in the event of certain borrower default, which could have an adverse impact on our liquidity position and results of operations.

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of certain borrower defaults, which could adversely affect our liquidity position, results of operations, and financial condition. When we sell mortgage loans, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which the loans were originated. In the event of a breach of any of the representations and warranties related to a loan sold, we could be liable for damages to the investor up to and including a “make whole” demand that involves, at the investor’s option, either reimbursing the investor for actual losses incurred on the loan or repurchasing the loan in full.  Our maximum exposure to credit loss in the event of a make whole loan repurchase claim would be the unpaid principal balance of the loan to be repurchased along with any premium paid by the investor when the loan was purchased and other minor collection cost reimbursements. While we have taken steps to enhance our underwriting policies and procedures, these steps might not be effective and might not lessen the risks associated with loans sold in the past. If repurchase demands increase, our liquidity position, results of operations, and financial condition could be adversely affected.

We make and hold in our portfolio a significant number of commercial real estate loans, including land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer commercial real estate loans to our customers.  These loans include land acquisition and development, and construction loans for builders and developers.  As of December 31, 2011, we had $27 million, or 11%, of our total loan portfolio represented by loans for which the related property is neither presold nor preleased.  These land acquisition and development, and construction loans are considered more risky than other types of loans.  The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks, and market risks.  Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks.  Market risks are risks associated with the sale or leasing of the completed projects to end users.  They include affordability risk, which means the risk that purchasers cannot obtain affordable financing, product design risk, and risks posed by competing projects.  In addition, we offer other commercial real estate loans secured by completed projects.  Excluding loans secured by owner-occupied properties, these loans represent an additional $50 million, or 20%, of our total loan portfolio.  Loans secured by commercial properties that are not owner-occupied are subject to a variety of risks, including decreases in collateral values, changes in capitalization rates, increased vacancy rates, and decreasing rents.

There can be no assurance that losses in our commercial real estate portfolio, including land acquisition and development and construction loans, will not exceed our reserves, which could adversely impact our earnings.  Given the current economic environment, the non-performing loans in our commercial real estate portfolio are not likely to improve in 2012, and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings.

The amount of other real estate owned (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.

As of December 31, 2010, we had a total of $14.5 million of OREO, and as of December 31, 2011, we had a total of $15.4 million of OREO, reflecting a $972,000, or 7%, increase from year-end 2010 to year-end 2011.  It is possible that the balance of OREO could increase in 2012 and future years.  This level of OREO is due to, among other things, the continued deterioration of the residential and commercial real estate markets and the tightening of the credit market.  As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise increase.  Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations.  Such effects may be particularly pronounced in the current market of reduced real estate values and excess inventory, which may continue to make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.  In addition, we are required to reflect the fair market value of our OREO in our financial statements.  If the OREO declines in value, we are required to recognize a loss in connection with continuing to hold the property.  As a result, declines in the value of our OREO have a negative effect on our results of operations and financial condition.

Our use of appraisals in deciding whether to make a loan on or secured by real property or how to value such loan in the future may not accurately describe the net value of the real property collateral that we can realize.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property.  However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values in our market area have experienced changes in value in relatively short periods of time, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed.  If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property.  In addition, we rely on appraisals to establish the value of our OREO and to determine certain loan impairments.  If appraisals are inaccurate, our financial statements may not reflect the correct value of OREO, and our Allowance may not reflect accurate loan impairments.  The valuation of the property may negatively impact the continuing value of such loan or OREO and could adversely affect our results of operations and financial condition.

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to materially increase our allowance, which would adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing any probable losses in our loan portfolio.  Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations with us.  As a result of a difficult real estate market and the deterioration of asset quality, we have maintained our allowance for loan losses, as a percentage of our outstanding loan portfolio, between 2.05% and 2.25% as of December 31, 2009, 2010, and 2011.  It may be necessary to further increase our allowance during 2012.  We employ an outside vendor specializing in credit risk management to evaluate our loan portfolio for risk grading, which can result in changes in our allowance for estimated loan losses.  The determination of the appropriate level of the allowance for loan and lease losses involves a high degree of subjectivity and requires that significant estimates of current risk be made, using existing qualitative and quantitative information, all of which may undergo material changes.  The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates, that may be beyond our control, and such losses may exceed the allowance for estimated loan losses.  Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses.  If these regulatory agencies require us to increase the allowance for estimated loan losses, it would have a negative effect on our results of operations and financial condition.  Although management believes that the allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, we continually review our allowance methodology to reflect current market conditions, and we can provide no assurance that our methodology will not change and that the allowance will prove sufficient to cover actual loan losses in the future.

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

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses, and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, including the Memorandum we entered into with the Federal Reserve Bank of Richmond, which requires us to seek prior approval before incurring any additional debt. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets. Currently, we have access to liquidity to meet our current anticipated needs; however, our access to additional borrowed funds could become limited in the future, and we may be required to pay above market rates for additional borrowed funds, if we are able to obtain them at all, which may adversely affect our results of operations.

As of December 31, 2011, we had approximately $23.9 million in brokered deposits, excluding CDARS reciprocal deposits, which represented approximately 7% of our total deposits. At times, the cost of brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of brokered deposits can be volatile. In accordance with the Agreement, we are required to limit brokered deposits, excluding reciprocal CDARS, that would cause the Bank’s level of brokered deposits to be in excess of ten percent of total deposits. This limitation, coupled with potential cost increases discussed above, could adversely affect our liquidity and ability to support demand for loans.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations, including compliance with our Agreement and Memorandum, is costly and restricts certain of our activities, including the declaration and payment of cash dividends to common or preferred shareholders, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth and operations.

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

The Dodd-Frank Act was enacted on July 21, 2010.  The implications of the Dodd-Frank Act, or its implementing regulations, on our business are unclear at this time, but it may adversely affect our business, results of operations and the underlying value of our common stock.  The full effect of this legislation will not be even reasonably certain until implementing regulations are promulgated, which could take years in some cases.  See “Supervision and Regulation.”

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

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if, declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the Bank. In addition, pursuant to the Memorandum we entered into with the Federal Reserve Bank of Richmond, we are prohibited from declaring and paying cash dividends without prior written approval from the Federal Reserve Board.

Because we have participated in the TARP CPP, our ability to pay cash dividends on common stock is further limited. Specifically, we may not pay cash dividends on common stock unless all dividends have been paid on the securities issued to the Treasury under the TARP CPP. The TARP CPP also restricts our ability to increase the amount of cash dividends on common stock, which potentially limits your opportunity for gain on your investment.

Finally, given the requirements under the Memorandum, we have elected to defer interest payments payable on our outstanding trust preferred securities.  Accordingly, pursuant to the terms of the trust preferred securities, we are further restricted from paying dividends on our common stock and our TARP preferred stock, absent authorization from a majority of the holders of our outstanding trust preferred securities, until such time as the Company has paid all interest due and payable on the trust preferred securities.

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

We have supported our capital operations by issuing a class of preferred stock to the Treasury under the TARP CPP. On December 5, 2008, we issued preferred stock to the Treasury under the TARP CPP totaling $9.95 million. The preferred stock has dividend rights that are senior to our common stock; therefore, we must pay dividends on the preferred stock before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution, or liquidation, the holders of our preferred stock must be satisfied before we can make any distributions to our common stockholders.

Our continued participation in the TARP CPP may act to depress the market value of our common stock and hinder our ability to retain and attract well-qualified executives.

Pursuant to the terms of the securities purchase agreement between us and the Treasury, the ability to declare or pay dividends on our common stock is limited. In addition, we are not permitted to declare or pay dividends on our common stock if we are in arrears on the payment of dividends on the TARP Preferred Stock. In addition, our ability to repurchase outstanding common stock is restricted. The restriction on our ability to pay dividends may depress the market price of our common stock.

As a participant under the TARP CPP, we must comply with the executive compensation and corporate governance standards imposed by statute and the TARP compensation standards for as long as the Treasury holds any securities acquired from us under this program. The restrictions on our ability to compensate senior executives in relation to executive compensation at companies that are not recipients of TARP funds may limit our ability to retain and recruit senior executives.

Effective February 15, 2014, the dividend payable on the TARP Preferred Stock will increase to 9.0% per year.  If we are unable to redeem our TARP Preferred Stock prior to that date, the increase in the TARP dividend rate would decrease the amount of earnings available for distribution to common shareholders.

Our agreement with the Treasury under the TARP CPP is subject to unilateral change by the Treasury, which could adversely affect our business, financial condition, and results of operations.

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

We conduct our South Carolina banking operation under the trade name “Lowcountry National Bank” through our branch locations in Beaufort and Port Royal. Our Beaufort, South Carolina branch is located at 36 Sea Island Parkway. The Bank owns this 5,800 square foot branch office building, which is located on 2.33 acres of land.

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

The Bank also has loan production offices in Savannah, Georgia and Jacksonville, Florida, as well as a residential mortgage banking division headquartered in Atlanta, Georgia.  All of these properties are leased, with the Atlanta lease expiring in 2012.  The Savannah and Jacksonville locations are not under a lease contract, and may be canceled at any time with three months notice.

The mortgage banking division opened fourteen additional retail residential loan production offices during 2011 in California, Connecticut, Florida, Kansas, Maryland, Michigan, New York, and Ohio.  The Bank has operating leases for rental space for each of the retail residential mortgage loan production offices.  Each of these leases is cancelable at any time, or transferable upon disassociation with the Bank.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of Coastal Banking Company, Inc. is not listed on any exchange. However, the stock is quoted on the NASDAQ OTC Bulletin Board under the symbol “CBCO.OB.” There were approximately 620 shareholders of record on December 31, 2011. The following table sets forth the high and low bid prices as quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	Years Ended December 31,
	2011		2010
	High	Low	High	Low
First quarter	$2.40	$1.65	$3.60	$2.67
Second quarter	$2.25	$1.70	$3.64	$3.01
Third quarter	$2.40	$1.80	$3.33	$2.00
Fourth quarter	$2.25	$1.76	$2.50	$1.80

The Company has never declared or paid a cash dividend and does not expect to do so in the foreseeable future.  The ability of the Company to pay cash dividends is dependent upon receiving cash dividends from the Bank.  However, federal banking regulations restrict the amount of cash dividends that can be paid to the Company by the Bank.  Further, pursuant to our issuance of 9,950 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the Treasury under the TARP CPP, the preferred stock has dividend rights that are senior to those of our common stock.  In addition, pursuant to the terms under which the preferred stock was issued, there are limitations on the payment of dividends on common stock.  All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the board of directors.  In addition, pursuant to the MOU we entered into with the Federal Reserve Bank of Richmond, we are prohibited from declaring and paying cash dividends, including dividends on our common stock and our preferred stock issued pursuant to our participation in the TARP CPP, and interest on our trust preferred securities, without prior written approval from the Federal Reserve Board.  Any future determination relating to our dividend policy will be made at the discretion of the Board of Directors.

The Company did not sell any unregistered shares nor did it repurchase any shares of its common stock during the fourth quarter of 2011.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a bank holding company headquartered in Beaufort, South Carolina organized to own all of the common stock of its subsidiary, the Bank.  The principal activity of the Bank is to provide banking services for its domestic markets.  The Bank’s primary markets are Beaufort County, South Carolina; Nassau County, Florida; and Thomas County, Georgia.  The Bank is primarily regulated by the OCC and undergoes periodic examinations by this regulatory agency.  The holding company is regulated by the Board of Governors of Federal Reserve System and also is subject to periodic examinations.  The Bank commenced business on May 10, 2000 as Lowcountry National Bank at 36 Sea Island Parkway, Beaufort, South Carolina 29907.  First National Bank of Nassau County opened for business July 26, 1999 and was acquired by the Company through the merger with its holding company, First Capital on October 1, 2005.  On October 27, 2006 the Company acquired our Meigs, Georgia office through the merger of Cairo Banking Company, a Georgia state bank, with and into First National Bank of Nassau County.  On August 10, 2008, Lowcountry National Bank and First National Bank of Nassau County merged into one charter.  Immediately after the merger, the name of the surviving bank was changed to CBC National Bank and the main office relocated to 1891 South 14th Street, Fernandina Beach, Nassau County, Florida.  The Bank’s branches did business under the trade names “Lowcountry National Bank,” “First National Bank of Nassau County,” and “The Georgia Bank” in their respective markets.  During 2011, the Florida and Georgia Bank branches replaced their local market trade names with CBC National Bank while the South Carolina branches continued to operation under the Lowcountry National Bank trade name.  The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Statutory Trust II (“Trust II”).  Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

The following discussion describes our results of operations for 2011 as compared to 2010 and also analyzes our financial condition as of December 31, 2011 as compared to December 31, 2010. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2011 and 2010 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to continue to direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Volume/Rate Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and to help demonstrate this sensitivity we have included a “Sensitivity Analysis Table.” Finally, we have included a number of tables that provide details about our investment securities, our loans, and our deposits.

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

In addition to earning interest on our loans and investments, we earn income through fees, gains on sales of loans and marketable securities, cash surrender value of life insurance, and other service charges to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Forward-Looking Statements

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Potential risks and uncertainties include, but are not limited to, those described under the heading “Item 1A. Risk Factors.”

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America (GAAP) in the preparation of our financial statements. Our significant accounting policies are described in Note 1 in the footnotes to the consolidated financial statements at December 31, 2011 included elsewhere in this annual report.

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

Intangible assets include identifiable assets, such as core deposits, resulting from acquisitions. Core deposit intangibles are amortized on a straight-line basis over such assets’ estimated expected life.

Income tax accounting guidance results in two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term “more likely than not” means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  During the year ended December 31, 2011, management determined that there was a low probability that the Company would realize the full deferred tax asset over the next three to five  years through future operating income.  Therefore, a deferred tax valuation allowance of $1,826,000 and $1,746,000 was recorded as of December 31, 2010 and 2011, respectively, as the amount of the existing deferred tax asset that is not likely to be realized over the next three to five years.  Management will continue to monitor the deferred tax asset and adjust the valuation allowance as needed to properly reflect any changes in the probability of future realization of the deferred tax asset.

Results of Operations

Overview

Net income for 2011 was $357,000, or a loss of $0.08 per basic common share after adjusting for preferred stock dividends, compared to net loss of $3,807,000 or $1.70 per basic common share in 2010. In total, our operating results depend to a large degree on net interest income, which is the difference between the interest income received from our investments, such as loans, investment securities, and federal funds sold, and interest expense, paid on deposit liabilities and other borrowings. Net interest income was $12,647,000 for the year ended December 31, 2011 compared to net interest income of $11,946,000 for the year ended December 31, 2010.

The provision for loan losses in 2011 was $2,865,000 compared to $2,696,000 in 2010. The provision for loan losses remains elevated due largely to weakness in our real estate markets, including the residential and commercial construction industries. The Bank has a concentration in residential single-family construction loans and residential development loans in Beaufort, South Carolina; Savannah, Georgia; and in northeast Florida, principally Nassau, Duval, and St. Johns Counties. These loan types are typically repaid as the completed lots or homes are sold; however, the nationwide deterioration in the housing market has affected our local markets and, as a result, caused our sources of repayment to slow and accelerated the devaluation of the underlying collateral securing the loans. The provision for loan losses reflects the amount calculated by our allowance for loan losses methodology, which takes into account deteriorating economic conditions and the underlying collateral value securing many of our loans. Of the $2,865,000 provision expense for 2011, 49% of provision expense was related to collateral properties in Florida, 49% was related to collateral properties in South Carolina, and 2% was related to collateral properties in Georgia.

Noninterest income for the year ended December 31, 2011 totaled $20,662,000, representing a $9,869,000 increase from December 31, 2010. This increase was associated with an increase in mortgage banking income of $8,033,000 and an increase in SBA loan income of $2,705,000, partially offset by a decrease in gain on sale of securities of $906,000.  In addition, we recorded an other-than-temporary impairment loss on investment securities of $42,000 during 2011.

Noninterest expenses in 2011 were $30,137,000, which represents a $7,835,000 increase compared to the 2010 amounts.  The largest contributor to this increase was salaries and benefits, which increased by $4,906,000 due to staffing additions at the national retail mortgage banking branches as well as increased commission and incentive costs from residential mortgage banking and SBA lending activity.  Also contributing to the increase was an increase in advertising expense of $2,329,000 related to marketing costs for new loan leads purchased for the new retail mortgage offices opened in 2011.  Occupancy expense increased $432,000 during 2011, also related to the national retail mortgage expansion.  These increases were partially offset by a decrease of $636,000 in costs associated with other real estate owned. The Company’s efficiency ratio, which is a measure of total noninterest expenses as a percentage of net interest income and noninterest income, decreased to 90.47% in 2011 from 98.08% in 2010 due in large part to the previously described increases in noninterest income.

In 2011, we recognized income tax benefit of $49,000 compared to income tax expense of $1,548,000 in 2010. Our effective tax rate was (16.0%) in 2011 and (68.5%) in 2010. The fluctuation in effective tax rates reflects the impact of permanent book-to-tax differences from income on bank owned life insurance and municipal securities, as well as non-tax deductible losses.  In addition, we recorded a valuation allowance of $1,826,000 in 2010 against our deferred tax asset.

Net Interest Income

For the year ended December 31, 2011, net interest income totaled $12,647,000, as compared to $11,946,000 for the same period in 2010, an improvement of $701,000 or 5.9% on a year over year basis. Interest income from loans, including fees, decreased $722,000 to $16,539,000 for the year ended December 31, 2011. The average balance of loans was $345,025,000 in 2011 compared to $344,622,000 in 2010. The weighted average rate earned on loans was 4.79% for 2011 compared to 5.01% in 2010. Interest income from securities decreased $816,000 on a tax equivalent basis. The average balance of investments was $36,379,000 in 2011 compared to $53,896,000 in 2010. The weighted average rate earned on investments was 3.90% for 2011 compared to 4.15% in 2010. This decrease in interest income was offset by decreased interest expense, which totaled $5,233,000 for the year ended December 31, 2011, compared to $7,446,000 in 2010. The net interest margin realized on earning assets and the interest rate spread were 3.30% and 3.20%, respectively, for the year ended December 31, 2011. For the year ended December 31, 2010, the net interest margin was 2.98% and the interest rate spread was 2.84%. Yields on interest earning assets decreased during the year by 16 basis points compared to a decrease in rates on interest bearing liabilities of 51 basis points during the year.

Average Balances and Interest Rates

The table below shows the average balance outstanding for each category of interest-earning assets and interest-bearing liabilities for 2011, 2010 and 2009, and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated.

	For the Years Ended December 31,
	2011			2010			2009
(In thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans (including loan fees)	$345,025	$16,539	4.79%	$344,622	$17,261	5.01%	$359,541	$18,192	5.06%
Taxable investments	32,069	1,155	3.60%	47,870	1,882	3.93%	65,326	3,006	4.60%
Tax-free investments	4,310	262	6.08%	6,026	352	5.84%	14,416	836	5.80%
Interest-bearing deposits in other banks	4,019	13	0.32%	4,624	13	0.28%	1,827	2	0.11%
Federal funds sold	232	<1	0.17%	2,009	4	0.20%	2,137	4	0.19%
Total interest-earning assets	385,655	17,969	4.66%	405,151	19,512	4.82%	443,247	22,040	4.97%
Other noninterest earning assets	29,697			31,723			37,335
Total assets	$415,352			$436,874			$480,582
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and savings deposits	$120,555	$976	0.81%	$121,426	$1,332	1.10%	$106,662	$1,573	1.47%
Time deposits	192,285	2,827	1.47%	216,298	4,441	2.05%	248,386	7,467	3.01%
Other borrowings	46,425	1,430	3.08%	39,583	1,673	4.23%	53,420	1,772	3.32%
Total interest-bearing liabilities	359,265	5,233	1.46%	377,307	7,446	1.97%	408,468	10,812	2.65%
Other noninterest bearing liabilities	23,003			24,098			27,160
Shareholders’ equity	33,084			35,469			44,954
Total liabilities and shareholders’ equity	$415,352			$436,874			$480,582
Excess of interest-earning assets over interest bearing liabilities	$26,390			$27,844			$34,779
Ratio of interest-earning assets to interest-bearing liabilities	107%			107%			109%
Tax equivalent adjustment		(89)			(120)			(284)
Net interest income		$12,647			$11,946			$10,944
Net interest spread			3.20%			2.84%			2.33%
Net interest margin			3.30%			2.98%			2.53%

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

	2011 Compared to 2010 Increase (decrease) due to changes in			2010 Compared to 2009 Increase (decrease) due to changes in
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income on:
Loans (including loan fees)	$20	$(742)	$(722)	$(748)	$(183)	$(931)
Taxable investments	(580)	(147)	(727)	(728)	(396)	(1,124)
Non-taxable investments	(104)	14	(90)	(490)	6	(484)
Interest bearing deposits in other banks	(2)	2	—	5	6	11
Federal funds sold	(3)	(1)	(4)	—	—	—
Total interest income (tax equivalent basis)	(669)	(874)	(1,543)	(1,961)	(567)	(2,528)
Interest expense on:
Interest-bearing demand and savings deposits	(9)	(347)	(356)	198	(439)	(241)
Time deposits	(454)	(1,160)	(1,614)	(876)	(2,150)	(3,026)
Other borrowings	259	(502)	(243)	(520)	421	(99)
Total interest expense	(204)	(2,009)	(2,213)	(1,198)	(2,168)	(3,366)
Net interest income (tax equivalent basis)	$(465)	$1,135	$670	$(763)	$1,601	$838

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

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011, that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts) that are not contractually tied to an adjusting index are grouped into categories based on the Company’s historical repricing practices. Money market accounts which are contractually tied to repricing indexes reprice monthly and are grouped in the three month or less category. Many of these money market accounts are tied to a Treasury index.

At December 31, 2011
Maturing or Repricing in

(In thousands)	3 Months or Less	4 Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Federal funds sold	$243	$—	$—	$—	$243
Deposits in other banks	230	249	—	—	479
Investment securities	2,698	5,152	16,690	3,102	27,642
Loans held for sale and loan sales receivable	162,714	—	—	—	162,714
Loans	126,590	28,395	76,745	22,937	254,667
Total interest-earning assets	292,475	33,796	93,435	26,039	445,745
Interest-bearing liabilities:
Deposits:
Savings and demand deposits	3,232	9,962	53,483	52,812	119,489
Time deposits	39,988	108,795	65,923	1	214,707
Securities sold under agreements to repurchase	8,766	—	—	—	8,766
FHLB advances	50,947	2,500	15,000	—	68,447
Junior subordinated debentures	7,217	—	—	—	7,217
Total interest-bearing liabilities	110,150	121,257	134,406	52,813	418,626
Interest sensitive difference per period	$182,325	$(87,461)	$(40,971)	$(26,774)	$27,119
Cumulative interest sensitivity difference	$182,325	$94,864	$53,893	$27,119
Cumulative difference to total interest-earning assets	40.9%	21.3%	12.1%	6.1%

At December 31, 2011, the Company, as measured by Gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is asset sensitive with a cumulative projected Gap ratio of 2.66 over a three month period and a cumulative projected Gap ratio of 1.41 over a one year period.  At December 31, 2011, the Company had $182,325,000 more assets than liabilities repricing or maturing within three months, and $94,864,000 more assets than liabilities repricing over a one-year time period. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The Company also forecasts its sensitivity to interest rate changes not less than quarterly using modeling software.

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

Impaired Loans

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Additionally, recent FASB guidance requires that by definition, all loans classified as troubled debt restructurings (“TDRs”) must also be classified as impaired.  In cases where management believes a restructured loan will return all amounts due under the restructured loan terms, and those terms do not include the loss of any portion of the original principal balance, restructured loans are not internally classified, monitored or managed as impaired loans.  Accordingly, GAAP reporting requirements result in a higher level of loans classified as impaired than are considered as impaired by management.

As of December 31, 2011 there are nine restructured loans with a recorded investment of $4,160,000 that are included as impaired loans, as required by GAAP, that management has not internally classified as impaired because they are performing in accordance with their restructured terms such that we expect to recover all loan principal; however, these loans meet the GAAP definition of a TDR.  Accordingly, while these loans meet the technical definition of a restructured loan and must therefore be classified as impaired under GAAP, management evaluates these loans as non-impaired.

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

Potential Problem Loans

Management identifies and maintains a list of potential problem loans. These are loans that are not included in non-accrual status, or loans that are past due 90 days or more and still accruing interest. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Bank’s portfolio.  As of December 31, 2011, the Company had $22,600,000 of potential problem loans.  Potential problem loans as of December 31, 2010 were $29,054,000.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $2,865,000 for the year ended December 31, 2011 as compared to $2,696,000 for the year ended December 31, 2010. On a year-over-year basis, the provision expense increased by 6% or $169,000.  The elevated levels in the provision for loan losses over the last few years is attributable to continued weakness in our real estate markets, primarily related to the housing industry. The Bank has a concentration in residential single-family construction loans and residential development loans in Beaufort, South Carolina; Savannah, Georgia; and in northeast Florida, principally Nassau, Duval, and St. Johns Counties. These loan types are typically repaid as the completed lots or homes are sold; however, the nationwide deterioration in the housing market caused our sources of repayment to slow and accelerated the devaluation of the underlying collateral securing many of our loans. The provision for loan losses reflects the amount calculated by our allowance for loan losses methodology, which takes into account deteriorating economic conditions and the underlying collateral value of some of our loans.

The loan portfolio decreased by $12,933,000 during the year ended December 31, 2011 as compared to a decrease of $22,059,000 in 2010. The allowance for loan losses was 2.05% of gross loans at December 31, 2011 as compared to 2.25% at December 31, 2010. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of earnings. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio. The allowance for loan losses represents an amount, which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based upon a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. To the extent that the recovery of loan balances has become collateral dependent, we obtain appraisals not less than annually, and we then reduce these appraised values for selling and holding costs to determine the liquidated value.  Any shortfall between the liquidated value and the loan balance is charged against the allowance for loan losses in the month the related appraisal was received. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs can reduce this allowance. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans; the quality, mix, and size of our overall loan portfolio; economic conditions that may affect the borrower’s ability to repay; commercial and residential real estate market trends; the amount and quality of collateral securing the loans; our historical loan loss experience; and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

We allocate the allowance for loan losses to specific categories of loans in our portfolio. See the table below for the allocation of loan losses and for a history of charge-offs by loan category, which may or may not be indicative of future charge-offs by category.

Allocation of the Allowance for Loan Losses

	December 31,
	2011		2010		2009		2008		2007
(In thousands)	Amount	% of Loans in Category	Amount	% of Loans in Category	Amount	% of Loans in Category	Amount	% of Loans in Category	Amount	% of Loans in Category
Commercial, Financial and Agricultural	$644	6%	$543	4%	$346	4%	$252	3%	$284	4%
Real Estate—Construction	1,231	20	358	23	741	24	764	32	1,048	46
Real Estate—Mortgage	3,041	73	4,042	72	4,241	71	2,566	63	1,999	48
Consumer	26	1	326	1	351	1	264	2	239	2
Unallocated	280	—	739	—	707	—	987	—	83	—
Total	5,222	100%	$6,008	100%	$6,386	100%	$4,833	100%	$3,653	100%

Our policy is to review the allowance for loan losses using a reserve factor based on risk-rated categories of loans because there was relatively little charge-off activity prior to 2008. The overall objective is to apply percentages to the loans based on the relative inherent risk for that loan type and grade. Reserve factors are based on peer group data, information from regulatory agencies, and on the experience of the Bank’s lenders. The reserve factors will change depending on trends in national and local economic conditions, the depth of experience of the Bank’s lenders, delinquency trends, and other factors. Our general strategy is to maintain a minimum coverage of a certain percentage of gross loans adjusted for the impact of historical data and trends available. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. Thus, there is a risk that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

The following table summarizes information concerning the allowance for loan losses:

	For the Years Ended December 31,
(In thousands)	2011	2010	2009	2008	2007
Loans outstanding, end of year	$254,667	$267,600	$289,659	$304,419	$281,291
Average loans outstanding	$259,910	$280,223	$301,931	302,461	282,182
Allowance, beginning of year	6,008	6,386	4,833	3,653	3,475
Charge-offs:
Commercial, financial and agricultural	649	237	599	249	73
Real estate—construction	1,888	1,515	3,831	5,346	1
Real estate—mortgage	1,788	1,904	1,828	1,002	54
Consumer	—	71	6	66	25
Total charge-offs	4,325	3,727	6,264	6,663	153
Recoveries:
Commercial, financial and agricultural	30	1	2	16	19
Real estate—construction	250	263	10	—	—
Real estate—mortgage	387	377	19	—	—
Consumer	7	12	15	4	2
Total recoveries	674	653	46	20	21
Net charge-offs	3,651	3,074	6,218	6,643	132
Additions charged to operations	2,865	2,696	7,771	7,823	310
Allowance, end of year	$5,222	$6,008	$6,386	$4,833	$3,653
Ratio of net charge-offs during the period to average loans outstanding during the period	1.40%	1.10%	2.06%	2.20%	0.05%
Allowance for loan losses to loans, end of year	2.05%	2.25%	2.20%	1.59%	1.30%

The following table summarizes past due and non-accrual loans, other real estate and repossessions, interest income recognized on non-accrual loans, and income that would have been reported on non-accrual loans as of December 31, 2011, 2010, 2009, 2008, and 2007.

	December 31,
(In thousands)	2011	2010	2009	2008	2007
Other real estate and repossessions	$15,424	$14,452	$18,176	$5,756	$340
Accruing loans 90 days or more past due	—	—	105	801	69
Non-accrual loans	15,937	22,302	13,754	18,213	2,018
Interest income recognized on non-accrual loans	143	283	157	60	4
Interest on non-accrual loans which would have been reported	797	936	727	602	104

The following table summarizes restructured loans, interest income recognized on restructured loans, and income that would have been reported on non-accrual restructured loans as of December 31, 2011, 2010, 2009, 2008, and 2007. Restructured loans which were 90 days or more past due, non-accrual restructured loans, and interest on non-accrual restructured loans are included both in the restructured loan table below and also in the non-accrual loan table above.

	December 31,
(In thousands)	2011	2010	2009	2008	2007
Restructured loans which are current and performing as agreed	$2,435	$5,911	$16,052	$—	$—
Restructured loans 30-89 days past due	53	373	—	—	—
Restructured loans 90 days or more past due	—	—	—	—	—
Non-accrual restructured loans	9,260	10,073	3,690	—	—
Total restructured loans	$11,748	$16,357	$19,742	$—	$—
Interest income recognized on restructured loans	302	607	654	—	—
Interest on non-accrual restructured loans which would have been reported	339	329	85	—	—

Noninterest Income

Noninterest income was $20,662,000 for the year ended December 31, 2011, which was an increase of $9,869,000, or 91%, from $10,793,000 earned during the year ended December 31, 2010. The largest factor in this year-over-year improvement occurred in mortgage banking income, which was $16,263,000 for the year ended December 31, 2011 compared to $8,230,000 for the year ended December 31, 2010. This increase to mortgage banking income was driven almost entirely by the results of the mortgage origination business headquartered in Atlanta, which is discussed in further detail below.

In addition to improved mortgage banking income, SBA loan income increased by 354% or $2,705,000 to $3,469,000 for 2011 compared to $763,000 during 2010. Service charges on deposit accounts decreased by 13% or $59,000 to a level of $403,000 for the year ended December 31, 2011. Other service charges increased by 11% or $29,000 to a level of $303,000 for 2011.

During 2011, we recorded net gains of $33,000 on sales of securities available for sale, compared to net gains of $939,000 during 2010.  In addition, we recorded an other than temporary impairment loss on investment securities of $42,000 during 2011.

Noninterest Expense

Total noninterest expense for the year ended December 31, 2011 was $30,136,000 as compared to $22,301,000 for 2010.  The year-over-year increase in noninterest operating expense of $7,835,000 is due largely to increased costs associated with higher mortgage lending volume and the expansion of fourteen new retail residential loan production offices during 2011 in California, Connecticut, Florida, Kansas, Maryland, Michigan, New York, and Ohio. Mortgage division expenses, excluding mortgage division salaries and benefits, increased 171%, or $3,743,000, to $5,929,000 during 2011 compared to $2,186,000 during 2010.  Other real estate expenses decreased 13%, or $636,000, to $4,103,000 during 2011 compared to $4,739,000 during 2010.

Salaries and benefits totaled $14,418,000 for the year ended December 31, 2011, compared to $9,512,000 for the same period a year ago, for an increase of $4,906,000, reflecting staffing increases and higher commissions in mortgage banking and SBA lending. Excluding the mortgage banking division, the Company experienced an increase in salaries and benefits of $1,087,000 during 2011 compared to 2010.

Advertising expense increased significantly in 2011 at $2,469,000, representing a near 18 fold increase from the $140,000 expensed in 2010.  This $2,329,000 year-over-year increase was due solely to the addition of the retail mortgage production offices, and reflects expenses related to generating residential real estate loan application leads through various media such as print advertising, mass mailings, internet referrals, and telemarketing efforts.

Occupancy and equipment expense increased $432,000 to $1,836,000 for 2011 compared to $1,404,000 during 2010.  This increase was due to expansion in the mortgage banking division, including fourteen new retail residential loan production offices opened during 2011 in California, Connecticut, Florida, Kansas, Maryland, Michigan, New York, and Ohio.

Mortgage Banking Activities

In the third quarter of 2007, First National Bank of Nassau County opened a residential mortgage lending division headquartered in Atlanta, Georgia to complement the existing retail residential mortgage lending activity conducted through other branch locations. This division originates and funds residential mortgage loans submitted by mortgage brokers, as well as loan applications submitted directly from borrowers, and then sells these mortgage loans in the secondary market. In 2011, we expanded this division by opening fourteen new retail residential loan production offices in California, Connecticut, Florida, Kansas, Maryland, Michigan, New York, and Ohio. This lending channel subjects us to various risks, including credit, liquidity, and interest rate risks. We reduce unwanted credit and liquidity risks by selling virtually all of the mortgage loans originated through this division. From time to time, we may decide to hold loans originated through this division as additions to our residential real estate loan portfolio. We determine whether the loans will be held in our portfolio or sold in the secondary market at the time of origination. We may subsequently change our intent to hold loans in portfolio and subsequently sell some or all of these loans from our portfolio as part of our corporate asset/liability management strategy.

While credit and liquidity risks have historically been relatively low for mortgage banking activities, interest rate risk can be substantial. Changes in interest rates will impact the value of mortgages held for sale (“MHFS”) as well as the associated income and loss reflected in mortgage banking noninterest income, the income and expense associated with instruments (economic hedges) used to hedge changes in the value of MHFS, and the value of derivative loan commitments extended to mortgage applicants.

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

Outstanding derivative loan commitments expose us to the risk that the value of the loans underlying the commitments might decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. To effectively hedge this risk, we enter into forward sale contracts with secondary market investors to sell the underlying loans by a future date at an agreed upon price.  During 2008 and most of 2009 these forward sale contracts were primarily on a “best efforts flow” structure. Forward sales contracts are entered into concurrently with issuance of the derivative loan commitment and carry terms that match the terms of the underlying loan commitments. As a result, these forward sales commitments will experience changes in fair value that will fully offset the changes in fair value of the derivative loan commitments.

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

The primary source of direct income generated by this division is the gain on sale of mortgage loans which was $16,263,000 for 2011 compared to $8,230,000 during 2010.  Attractive mortgage rates caused a surge in mortgage loan refinancing during the last half of 2010, leading to above average volume at the mortgage banking division, and thus, above average gains on sales.  During 2011, mortgage rates remained at historical lows, which sustained the above average funding volumes and gains on sale during much of 2011.  The direct noninterest expenses incurred by the division were $14,040,000 during 2011, an increase of $7,562,000 over the 2010 expenses of $6,478,000.  The largest contributor to this increase was in salaries and benefits, which were $8,111,000 during 2011, compared to $4,292,000 during 2010, and largely reflect the higher commissions and incentive compensation paid as a result of a combination of staffing additions and increased volume of loan originations in 2011 as compared to 2010.

Beyond the impact of the noninterest income and expense from this division, the Bank earns interest income at the respective note rates on the balance of loans originated by the division from the time the loan is funded until it is sold to a secondary market investor. The average outstanding daily balance of residential mortgage loans available for sale was $85,116,000 during 2011 and $64,400,000 during 2010. The interest income earned on these loans available for sale was $3,676,000 and $3,005,000 during the years ended December 31, 2011 and 2010, respectively.

Income Taxes

During 2011, we recognized an income tax benefit of $49,000 compared to income tax expense of $1,548,000 during 2010. Our effective tax rate was (16%) in 2011 and (69%) in 2010.  The fluctuation in effective tax rates reflects the impact of permanent book-to-tax differences from the impact of the early redemption of several bank owned life insurance (“BOLI”) policies.  The BOLI policy redemptions during 2010 generated taxable income, but did not result in GAAP income upon redemption, which resulted in the recognition of a substantial tax expense on the taxable gain, but no corresponding GAAP income.  In addition, we recorded a partial valuation allowance of $1,826,000 in 2010 against our deferred tax asset, and during 2011, we retained a valuation allowance of $1,746,000 against our deferred tax asset.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold includes an assessment of the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

·
After nine consecutive quarterly losses through December 31, 2010, the Company’s banking subsidiary, CBC National Bank, has been profitable for each of the four consecutive fiscal quarters ending December 31, 2011.

·
The recent profitability generated at the Company’s banking subsidiary was from ongoing core earning sources which appear to be on a stable to improving trend.  Core earning sources include net interest income and noninterest income from residential mortgage banking and small business lending activity.  Management’s forecasts indicate that this stable to improving trend in core earnings appears sustainable over the next few years, and as such the expectation is that there will be future earnings available to realize the deferred tax asset in future periods.

.
Over the last year, core earnings have increased to levels last attained in 2006, and so management is cautiously optimistic that more likely than not over the next three to five years income will return to levels approaching those prior to 2008.

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

·
The existing portfolio of marketable securities had an unrealized mark to market gain as of December 31, 2011 of $917,000, which could consume up to $312,000 of the deferred tax asset if the decision was made to sell securities from this portfolio and replace them with current market rate securities.

·
During 2010 we sold approximately $4.8 million of tax exempt municipal bonds, generating a taxable gain of $167,000, which allowed us to reinvest the proceeds of sale into securities that generate taxable income.

·	During 2010 we sold approximately $16.4 million of mortgage backed securities, generating a taxable gain of $772,000 and reducing the deferred tax asset by $262,000.

Based on the above analysis and our projections for the next three to five years, management continues to believe that there is a low probability that the Company would realize the full deferred tax asset over the next three to five years through future operating income and implementation of tax strategies as described above.  During 2011, we recorded a reduction of $80,457 to the deferred tax valuation allowance of $1,826,000 that was recorded in the year ended December 31, 2010.  Management will continue to monitor the deferred tax asset and adjust the valuation allowance as needed to properly reflect any changes in the probability of future realization of the deferred tax asset.

Financial Condition

Total assets increased from $427,077,000 at December 31, 2010 to $477,599,000 at December 31, 2011. The primary source of the increase in assets was in loan sales receivable, which increased $95,086,000 during 2011, as a result of increased mortgage loan production.  This increase was partially offset by decreases in loans held for sale, portfolio loans, and investment securities.  Loans held for sale decreased $19,214,000, or 34.72%, during 2011.  Portfolio loans decreased $12,933,000, or 4.83%, during 2011. Investment securities available for sale decreased 40.34% to $22,506,000 at December 31, 2011.  During 2011, total liabilities increased $50,396,000, or 12.79%, when compared to December 31, 2010.  During 2011, total deposits increased $8,621,000, or 2.49%, and other borrowings increased $31,447,000, or 84.99%.

Interest-Earning Assets

Loans

Gross loans totaled $254,667,000 at December 31, 2011, a decrease of $12,933,000, or 4.83%, since December 31, 2010.  We continue to work to reduce our exposure to higher risk loans as evidenced by the $11,512,000, or 22.45%, decline in the balance of Real estate - construction, commercial loans during 2011.  We also experienced a decline in Real estate - mortgage, residential loans, which decreased $3,934,000, or 3.79%, to $99,918,000 at December 31, 2011, and a decrease in Real estate - mortgage, commercial loans, which decreased $1,112,000, or 1.27%, to $86,646,000 at December 31, 2011.  Offsetting these decreases was an increase in Commercial and financial loans of $4,919,000, or 48.61%, to $15,039,000 at December 31, 2011.  Balances and nonaccrual levels within the major loans receivable categories as of the last five year end periods were as follows:

	Loan Portfolio Mix as of December 31,
(In thousands)	2011		2010		2009		2008		2007
Commercial and financial	$15,039	6%	$10,120	4%	$10,956	4%	$10,294	3%	$10,235	4%
Agricultural	—	—%	151	—%	319	—%	326	—%	519	—%
Real estate – construction, commercial	39,761	16%	51,273	19%	57,573	20%	88,151	29%	111,988	40%
Real estate – construction, residential	11,602	4%	12,094	4%	13,063	4%	15,166	5%	17,619	6%
Real estate – mortgage, farmland	—	—%	—	—%	—	—%	199	—%	94	—%
Real estate – mortgage, commercial	86,646	34%	87,758	33%	91,326	32%	81,360	27%	68,281	24%
Real estate – mortgage, residential	99,918	39%	103,852	39%	112,984	39%	103,588	34%	68,772	25%
Consumer installment loans	1,543	1%	2,145	1%	3,293	1%	5,223	2%	2,626	1%
Other	158	—%	207	—%	145	—%	112	—%	1,157	—%
	$254,667		$267,600		$289,659		$304,419		$281,291

	Loans on Nonaccrual as of December 31,
(In thousands)	2011		2010		2009		2008		2007
Commercial and financial	$179	1%	$5	—%	$40	—%	$3	—%	$—	—%
Agricultural	—	—%	151	1%	319	2%	326	2%	—	—%
Real estate – construction, commercial	8,705	55%	9,112	41%	6,836	50%	14,479	80%	1,498	74%
Real estate – construction, residential	73	—%	75	—%	526	4%	249	1%	—	—%
Real estate – mortgage, farmland	—	—%	—	—%	—	—%	—	—%	—	—%
Real estate – mortgage, commercial	5,035	32%	4,284	19%	2,831	21%	2,424	13%	502	25%
Real estate – mortgage, residential	1,922	12%	8,673	39%	3,198	23%	718	4%	—	—%
Consumer installment loans	23	—%	2	—%	4	—%	14	—%	18	1%
Other	—	—%	—	—%	—	—%	—	—%	—	—%
	$15,937		$22,302		$13,754		$18,213		$2,018

As of December 31, 2011, maturities of loans in the indicated classifications were as follows:

(In thousands)	Real Estate - Construction	Real Estate – Mortgage, Commercial	Real Estate – Mortgage, Residential	All Other Loans	Total
Maturity
Within 1 year	$25,267	$16,658	$8,760	$5,597	$56,282
1 to 5 years	19,228	32,487	16,744	9,197	77,656
Over 5 years	6,868	37,501	74,414	1,946	120,729
Totals	$51,363	$86,646	$99,918	$16,740	$254,667

As of December 31, 2011, the interest terms of loans in the indicated classification for the indicated maturity ranges are as follows:

(In thousands)	Fixed Interest Rates	Variable Interest Rates	Total
Real estate – construction
Within 1 year	$20,084	$5,183	$25,267
1 to 5 years	16,349	2,879	19,228
Over 5 years	1,756	5,112	6,868
Real estate – mortgage, commercial
Within 1 year	14,208	2,450	16,658
1 to 5 years	30,359	2,128	32,487
Over 5 years	5,397	32,104	37,501
Real estate – mortgage, residential
Within 1 year	7,983	777	8,760
1 to 5 years	11,971	4,773	16,744
Over 5 years	19,302	55,112	74,414
All other loans
Within 1 year	5,345	252	5,597
1 to 5 years	8,095	1,102	9,197
Over 5 years	490	1,456	1,946
	$141,339	$113,328	$254,667

Risk Elements in the Loan Portfolio

As addressed above, loans on nonaccrual status decreased by $6,365,000, or 28.5%, from $22,302,000 at December 31, 2010 to $15,937,000 at December 31, 2011.  In addition to the level of loans on nonaccrual status, there are a number of other portfolio characteristics that management monitors and evaluates to assess the risk profile of the loan portfolio.  The following is a summary of risk elements in the loan portfolio:

	Loans with Interest Only Payments
(In thousands)	December 31, 2011		December 31, 2010
Commercial and financial	$4,827	10%	$5,413	9%
Real estate – construction, commercial	14,901	30%	22,407	37%
Real estate – construction, residential	2,691	5%	2,097	4%
Real estate – mortgage, commercial	10,143	21%	11,026	18%
Real estate – mortgage, residential	16,597	34%	19,136	31%
Consumer installment loans	128	––%	712	1%
Other	105	––%	156	––%
	$49,392		$60,947

As shown above, we have a moderate concentration of interest only loans in our portfolio, and such loans are generally regarded as carrying a higher risk profile than fully amortizing loans.  It is important to note that none of the interest only loans in our portfolio allow negative amortization, nor do we have any loans with capitalized interest reserves.

	Geographic Concentration of Loan Portfolio
	December 31, 2011
(In thousands)	Florida	Georgia	South Carolina	Other
Commercial and financial	$5,760	$1,329	$7,790	$160
Agricultural	––	––	––	––
Real estate – construction, commercial	12,400	6,157	19,276	1,928
Real estate – construction, residential	3,696	2,114	5,560	232
Real estate – mortgage, commercial	34,962	12,888	36,781	2,015
Real estate – mortgage, residential	37,042	23,059	30,989	8,828
Consumer installment loans	507	327	684	25
Other	––	155	3	––
	$94,367	$46,029	$101,083	$13,188

	Geographic Concentration of Loan Portfolio
	December 31, 2010
(In thousands)	Florida	Georgia	South Carolina	Other
Commercial and financial	$6,149	$372	$3,488	$111
Agricultural	––	151	––	––
Real estate – construction, commercial	16,206	6,892	26,247	1,928
Real estate – construction, residential	3,835	937	7,322	––
Real estate – mortgage, commercial	33,074	11,025	42,751	908
Real estate – mortgage, residential	34,577	30,189	38,617	469
Consumer installment loans	579	205	1,361	––
Other	32	125	50	––
	$94,452	$49,896	$119,836	$3,416

We also monitor and evaluate several other loan portfolio characteristics at a total portfolio level rather than by major loan category.  These characteristics include:

Junior Liens – Loans secured by liens in subordinate positions tend to have a higher risk profile than loans secured by liens in the first or senior position.  At December 31, 2011, the Company held $21,470,000 of loans secured by junior liens, which represented approximately 8.4% of the total net loan portfolio.  Net loan charge-offs was $232,000 in the year ended December 31, 2011 for all loans secured by junior liens for an annualized loss rate of 1.1%.  At December 31, 2010, the Company held $23,418,000 of loans secured by junior liens which represents approximately 8.8% of the total net portfolio of loans.  Historical loss experience as measured by net loan charge offs was $414,000 in the year ended December 31, 2010 for all loans secured by junior liens for an annualized loss rate of 1.8%.

High Loan-to-value Ratios – Typically the Company will not originate a new loan with a loan-to-value (LTV) ratio in excess of 100%.  However, declines in collateral values can result in the renewal of an existing loan with an LTV ratio in excess of 100% based on the current appraised value of the collateral.  In such cases the borrower may be asked to pledge additional collateral or to renew the loan for a lesser amount.  If the borrower lacks the ability to pay down the loan or provide additional collateral, but has the ability to continue to service the debt, the loan will be renewed with an LTV ratio in excess of 100%.  At December 31, 2011 the loan portfolio included 39 loans with an aggregate balance of $12,661,000, or 5.0% of the net loan portfolio, with LTV ratios in excess of 100%.  At December 31, 2010 the loan portfolio included 29 loans with an aggregate balance of $10,855,000, or 4.1% of the net loan portfolio, with LTV ratios in excess of 100%.

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

Recent interpretations of the topic of restructured loans by the Company’s primary regulator effectively prohibit the practice of removing the “restructured” designation from any restructured loan during the life of the loan, beginning with the third quarter of 2011.  For 2011 and later, all restructured loans will continue to be reported as restructured, even if (1) the underlying conditions that resulted in the borrower’s financial distress were cured, (2) the loan terms were modified back to current fair value levels, (3) the loan is current and accruing interest, and (4) the borrower has not missed a payment since the loan was restructured.  As a result, expectations are that the level of restructured loans will continue to increase in the future.

The following table provides a summary of all loans that are currently designated as restructured for regulatory purposes.

	December 31, 2011			December 31, 2010
Troubled debt restructurings	Number of loans	Recorded Investment	Unpaid Principal Balance	Number of loans	Recorded Investment	Unpaid Principal Balance
Commercial, financial & agricultural	2	$342,917	$342,917	1	$481,250	$481,250
Real estate – construction	9	6,342,581	6,639,087	12	6,026,819	6,254,777
Real estate – mortgage	13	5,062,359	5,189,288	14	9,849,187	10,209,623
Total troubled debt restructurings	24	$11,747,857	$12,171,292	27	$16,357,256	$16,945,650

Of the 27 loans totaling $16,357,000 reported as restructured as of December 31, 2010, there were 7 loans with a total balance of $3,345,000 that were no longer reported as restructured effective January 1, 2011.  The loans are no longer reported as restructured because they were accruing interest, they were in compliance with the restructured loan terms and they yielded a market rate of interest at the time of restructure.

The following table provides the payment status as of December 31, 2011 and December 31, 2010 of all loans that were restructured in the twelve month periods ending on those respective dates.

	December 31, 2011		December 31, 2010
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Restructured loans less than 30 days past due
Commercial, financial & agricultural	2	$347,917	––	$––
Real estate – construction	2	1,173,839	6	1,392,693
Real estate – mortgage	2	605,321	6	3,723,324
Total restructured loans less than 30 days past due	6	$2,122,077	12	$5,116,017
Restructured loans 30 days or more past due
Real estate – construction	1	53,118	––	––
Total restructured loans 30 days or more past due	1	$53,118	––	$––
Restructured loans on nonaccrual
Real estate – construction	––	––	2	1,816,869
Real estate – mortgage	6	3,576,390	4	990,820
Total restructured loans on nonaccrual	6	$3,576,390	6	$2,807,689

Loans classified as Special Mention or Substandard – Management evaluates all loan relationships periodically in order to assess the financial strength of the borrower and the value of any underlying collateral.  Loans that are found to have a potential or actual weakness are classified as special mention or substandard and subject to increased monitoring by management.  This typically includes frequent contact with the borrower to actively manage the borrowing relationship as needed to rehabilitate or mitigate the weakness identified.  At December 31, 2011, the Company had $38,537,000 in loans that were internally classified as Special Mention or Substandard, of which $28,141,000, or 73%, were either current or less than 30 days past due.  At December 31, 2010, the Company had $51,072,000 in loans that were internally classified as Special Mention or Substandard, of which $34,437,000, or 67%, were either current or less than 30 days past due.

Loan Portfolio Performance Trends

Management monitors and evaluates several key metrics that provide indications of the risk profile within the loan portfolio.  By following the trends in these key metrics we are able to establish patterns of improving or worsening performance in order to adjust our portfolio management and loss mitigation actions as needed.  A discussion of the metrics tracked and recent trends follows:

(In thousands)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Portfolio loans, gross	$254,667	$260,789	$259,561	$263,596	$267,600	$277,611	$284,604	$285,972

Loans past due > 30 days and still accruing interest	$1,142	$844	$1,950	$2,063	$2,135	$6,063	$4,884	$5,844

Loans on nonaccrual	$15,937	$22,338	$25,399	$20,678	$22,302	$19,998	$16,666	$12,992
(as a % of loans, gross)	6.26%	8.57%	9.79%	7.84%	8.33%	7.20%	5.83%	4.54%

Net loan charge offs (recoveries)	$1,713	$846	$685	$407	$535	$1,553	$863	$123
(as a % of loans, gross)	0.67%	0.32%	0.26%	0.15%	0.20%	0.56%	0.30%	0.04%

Loans past due greater than 30 days and still accruing interest has proven to be a useful leading indicator of directional trends in future loan losses. As the level of this metric rises, expectations are for a comparable increase in loans moving into a nonaccrual status and ultimately foreclosure resulting in increased losses. This pattern has been observed in the past where increases in loans past due greater than 30 days and still accruing are followed in future quarters with the same directional changes in the level of loans on nonaccrual.  The level of loans past due greater than 30 days and still accruing interest declined for four consecutive quarters to $844,000 at September 30, 2011, the lowest level reported in over four years, but increased to $1,142,000 at December 31, 2011. Despite the increase during the final quarter of 2011, this remains an encouraging metric.  Management will continue to carefully monitor past due loans and work aggressively to manage loan delinquency levels.  It is likely that the weakening loan quality that began in late 2008 will continue to be an area of concern in future periods.

Loans on nonaccrual has been another leading indicator of potential future losses from loans. We typically place loans on nonaccrual status when they become 90 days past due. In addition to the interest lost when a loan is placed on nonaccrual status, there is an increased probability of a loan on nonaccrual moving into foreclosure with a potential loss outcome. Although it is not shown in the table above, the level of loans on nonaccrual peaked at $25,925,000 at June 30, 2009.  Over the following three quarters, this measure declined by 50% to $12,992,000 at the end of the first quarter of 2010.  However, since March 31, 2010, we experienced three consecutive quarters of deterioration with the level of loans on nonaccrual increasing to $22,302,000 at December 31, 2010.  The level of nonaccrual loans in 2011 declined in the first quarter, rose in the second quarter, and declined again in the third and fourth quarters, with the result that loans on nonaccrual at December 31, 2011 of $15,937,000 were lower than the level of loans on nonaccrual at the end of 2010 by $6,365,000, or 29%.  Changes in this asset quality indicator during 2011 do not appear to indicate broad portfolio deterioration, but reflects the impact of two large relationships going into default during the second quarter of 2011.  Regardless, management remains vigilant in its loan monitoring and loss mitigation efforts.

Net loan charge offs or recoveries reflect our practice of charging recognized losses to the allowance and adding subsequent recoveries back to the allowance. During the three months ended December 31, 2011, we recorded charge offs net of recoveries of $1,713,000. This amount represented an increase of $867,000, or 102%, from the $846,000 in net charge offs recorded during the prior quarter ended September 30, 2011, and an increase of $1,178,000, or 220% from the $535,000 net charge offs during the same quarter in the prior year.

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

In addition to considering the metrics described above, we evaluate the collectability of individual loans, the balance of impaired loans, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans and a review of specific problem loans. Based on this process and as shown below, the provision charged to expense was $1,150,000 for the three months ended December 31, 2011, as compared to $250,000 for the three months ended December 31, 2010. On a consecutive quarter basis, this provision level was $447,000, or 64%, higher than the $703,000 provision charged to expense during the quarter ended September 30, 2011.

(In thousands)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Provision during quarter ended	$1,150	$703	$497	$515	$250	$1,361	$685	$400

Provision added in excess of net charge offs	$(563)	$(143)	$(188)	$108	$(285)	$(192)	$(178)	$277

Allowance for loan losses	$5,222	$5,785	$5,928	$6,116	$6,008	$6,293	$6,485	$6,663
(as a % of loans, gross)	2.05%	2.22%	2.28%	2.32%	2.25%	2.27%	2.28%	2.33%

The difference between the amount of the provision for loan losses and net loan charge offs will result in expansion or shrinkage to the level of the allowance for loan losses. As shown above, during the three months ended December 31, 2011 the current provision for loan losses of $1,150,000 was less than net charge offs against the allowance of $1,713,000 by $563,000.  The result was a decrease to the allowance for loan losses by $563,000 to a level of $5,222,000, or 2.05% of gross loans outstanding at December 31, 2011, as compared to $6,008,000, or 2.25% of gross loans outstanding at December 31, 2010.

From a historical perspective, prior to 2008, while the level of loans on nonaccrual was relatively stable, the allowance for loan losses was maintained in the range of 1.2% to 1.3% of the balance of gross loans. As we moved into 2008 and experienced an increase in loans on nonaccrual, it was determined that an increase to the allowance level was appropriate given the projected increased risk of loss, so the allowance was increased to a range of 1.4% to 1.6% during 2008. The weakening of the loan portfolio performance continued into 2009 with actual loss levels that exceeded projections from earlier in 2008, resulting in the decision to increase the allowance level further, to the range of 1.6% to 1.8% in early 2009. With nonaccrual loans reaching a peak in mid-2009, further analysis and projections of potential loan losses in the Bank’s existing portfolio supported a further increase in the allowance level to a range of 2.0% to 2.3% of gross loans outstanding, which has been sustained over the last two years.  Management believes that the changes in the level of the allowance for loan losses is directionally consistent with the trends observed in the various asset quality metrics discussed above.

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

Other Real Estate Owned

Other real estate owned represents collateral property taken back from borrowers in partial or full satisfaction of their defaulted debt obligation to the Company.  We track our historical experience of loans that ultimately convert to other real estate owned by collateral type and by geographic exposure as shown on the following tables:

	Book Value of Other Real Estate at December 31, 2011
(In thousands)	Florida	Georgia	South Carolina	Total
Residential	$1,524	$559	$3,063	$5,146
Commercial	868	473	3,619	4,960
Finished lots	950	––	1,612	2,562
Raw land	2,013	526	217	2,756
	$5,355	$1,558	$8,511	$15,424

	Number of Parcels at December 31, 2011
	Florida	Georgia	South Carolina	Total
Residential	11	3	35	49
Commercial	5	1	16	22
Finished lots	17	––	89	106
Raw land	6	2	3	11
	39	6	143	188

	Book Value of Other Real Estate at December 31, 2010
(In thousands)	Florida	Georgia	South Carolina	Total
Residential	$1,893	$1,897	$898	$4,688
Commercial	1,646	984	1,608	4,238
Finished lots	1,360	315	1,300	2,975
Raw land	1,166	1,185	200	2,551
	$6,065	$4,381	$4,006	$14,452

	Number of Parcels at December 31, 2010
	Florida	Georgia	South Carolina	Total
Residential	14	8	4	26
Commercial	5	1	5	11
Finished lots	19	18	13	50
Raw land	4	3	1	8
	42	30	23	95

	Book Value of Other Real Estate at December 31, 2009
(In thousands)	Florida	Georgia	South Carolina	Total
Residential	$5,612	$4,671	$839	$11,122
Commercial	1,324	––	741	2,065
Finished lots	1,202	443	1,980	3,625
Raw land	1,124	––	240	1,364
	$9,262	$5,114	$3,800	$18,176

	Number of Parcels at December 31, 2009
	Florida	Georgia	South Carolina	Total
Residential	16	15	5	36
Commercial	2	––	2	4
Finished lots	14	18	15	47
Raw land	2	––	1	3
	34	33	23	90

During the year ended December 31, 2011 we sold a total of 55 other real estate owned properties with a total book value of $9,591,000.  The net proceeds from these sales were $8,146,000, which resulted in a net recovery of approximately 55.2% of the original loan amounts and 84.9% of the book value of the other real estate sold.  During the year ended December 31, 2010 we sold a total of 40 other real estate owned properties with a total book value of $9,777,000.  The net proceeds from these sales were $8,301,000, which resulted in a net recovery of approximately 58.9% of the original loan amounts and 84.9% of the book value of the other real estate sold.

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

Investment Securities

Investment securities decreased to $22,506,000 at December 31, 2011 from $39,720,000 at December 31, 2010.

The following table presents the investments by category:

	December 31,
	2011		2010		2009
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
State and municipal securities	$1,800	$1,920	$7,132	$6,977	$10,185	$10,370
Mortgage-backed securities	19,798	20,586	29,862	30,743	48,558	50,145
	$21,598	$22,506	$36,994	$37,720	$58,743	$60,515
Held to Maturity
Corporate debt securities	$—	$—	$2,000	$2,057	$2,000	$2,095
	$—	$—	$2,000	$2,057	$2,000	$2,095

The following table presents the maturities of investment securities at carrying value and the weighted average yields for each range of maturities presented. Yields are based on amortized cost of securities.

Maturities at December 31, 2011 (In thousands)	State and Municipal Securities	Weighted Average Yields	Mortgage- Backed Securities	Weighted Average Yields
Within 1 year	$275	3.59%	$1,034	3.97%
After 1 through 5 years	—	—%	17,394	3.91%
After 5 through 10 years	1,110	4.30%	—	—%
After 10 years	535	4.18%	2,158	4.07%
Totals	$1,920	4.16%	$20,586	3.93%

Mortgage-backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities.

Deposits

Total deposits increased by $8,621,000, or 2%, to a total of $354,671,000 at December 31, 2011 from $346,050,000 at December 31, 2010. Noninterest-bearing demand deposits increased $1,528,000, or 8%, while interest-bearing deposits increased $7,093,000, or 2%. The Company has continued its use of a modest level of brokered deposits, which carry substantially lower interest rates than comparable term core retail deposits.  Brokered deposits are issued in individual’s names and in the names of trustees with balances participated out to others.  Core retail deposits are deposits which are gathered in the normal course of business, without the use of a broker.  Core reciprocal deposits are gathered in the same manner as core retail deposits, but the funds are participated out to other banks through use of the CDARS reciprocal transactions program.  The CDARS program allows depositors to obtain FDIC insurance for deposits up to $50 million by exchanging the portions of their deposits in excess of FDIC insurance limitations with other financial institutions participating in the CDARS program.  In return, we receive an equal amount of deposits back from other CDARS participating financial institutions, such that there is no net change in the level of total deposits on our balance sheet. Pursuant to the formal agreement entered into with the OCC, the Bank is required to limit its level of brokered deposits to no more than ten percent of total deposits; such requirement does not include reciprocal CDARS.

Balances within the major deposit categories are as follows:

	December 31, 2011
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$20,476	$––	$––	$20,476
Interest-bearing demand deposits	114,919	––	––	114,919
Savings deposits	4,569	––	––	4,569
Certificates of deposit $100,000 and over	104,110	28,273	––	132,383
Other time deposits	57,195	1,252	23,877	82,324
	$301,269	$29,525	$23,877	$354,671

	December 31, 2010
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$18,948	$––	$––	$18,948
Interest-bearing demand deposits	118,812	––	––	118,812
Savings deposits	3,764	––	––	3,764
Certificates of deposit $100,000 and over	90,272	27,633	––	117,905
Other time deposits	66,978	1,426	18,217	86,621
	$298,774	$29,059	$18,217	$346,050

	December 31, 2009
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$17,776	$––	$––	$17,776
Interest-bearing demand deposits	105,734	––	––	105,734
Savings deposits	2,959	––	––	2,959
Certificates of deposit $100,000 and over	118,684	12,763	––	131,447
Other time deposits	88,029	858	22,078	110,965
	$333,182	$13,621	$22,078	$368,881

The average balance of deposits and the average rates paid on such deposits are summarized as follows:

	December 31,
	2011		2010		2009
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$20,595	—%	$20,187	—%	$19,216	—%
Interest-bearing demand	116,280	0.83%	117,991	1.11%	103,640	1.50%
Savings	4,276	0.39%	3,435	0.49%	3,022	0.50%
Time	192,284	1.47%	216,298	2.05%	248,386	3.01%
Total	$333,435		$357,911		$374,264

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2011 are summarized as follows:

(In thousands)
Within 3 months	$22,494
After 3 through 12 months	67,202
1 through 3 years	36,717
After 3 years	5,970
Total	$132,383

Other Borrowings

Other Borrowings of $68,447,000 at December 31, 2011 are composed of advances from the Federal Home Loan Bank of Atlanta (FHLB) and represent an increase from $37,000,000 at December 31, 2010. At December 31, 2011 the Bank has pledged $128,017,000 of its portfolio loans and loans available for sale to the FHLB and can borrow up to $93,420,000 on such collateral.  The Bank has also pledged $36,007,000 of its portfolio loans to the Federal Reserve Bank of Atlanta at December 31, 2011 and can borrow up to $24,500,000 on such collateral at the Discount Window. At December 31, 2010 the Bank pledged $98,499,000 of its portfolio loans to FHLB and could borrow up to $53,666,000 on such collateral.  The Bank had also pledged $48,390,000 of its portfolio loans to the Federal Reserve Bank of Atlanta at December 31, 2010 and could borrow up to $28,267,000 on such collateral at the Discount Window.

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

In June 2006, Coastal Banking Company Statutory Trust II issued $4.0 million of trust preferred securities with a maturity of September 30, 2036. The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $4,124,000 of the Company’s junior subordinated debentures, which pay interest at a floating rate equal to 3 month LIBOR plus 160 basis points. The Company used the proceeds from the sale of the junior subordinated debentures for general purposes, primarily to provide capital to the Bank. The debentures represent the sole asset of the Trust.

Pursuant to the terms of the junior subordinated debentures held by Coastal Banking Company Statutory Trust I and Coastal Banking Company Statutory Trust II, the Company has the option to defer distributions on such securities at any time, for a period not to exceed twenty consecutive quarters.  During the fourth quarter of 2010, the Company elected to defer the interest payments on its trust preferred securities.  Furthermore, pursuant to the terms of the MOU, the Company is prohibited from paying interest on its trust preferred securities absent prior written approval from the Federal Reserve Bank of Richmond.

Capital Resources

Total shareholders’ equity increased from $33,035,000 at December 31, 2010 to $33,162,000 at December 31, 2011. Net income for the period increased equity by $357,000. This increase was offset by a decrease of $497,000 from the accrual of preferred stock dividends.  In addition, stock based compensation increased equity by $148,000, and other comprehensive income increased equity by $119,000.

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

The following table summarizes the Company’s capital ratios at December 31, 2011 and 2010, respectively:

	December 31, 2011	December 31, 2010
Tier 1 capital (to risk-weighted assets)	15.21%	13.86%
Total capital (to risk-weighted assets)	16.47%	15.13%
Tier 1 capital (to total average assets)	8.46%	8.96%

In light of current market conditions and the Bank’s current risk profile, the Bank has determined that it must achieve and maintain a minimum ratio of total capital to risk-weighted assets of 12% and a minimum leverage ratio of 8% to be considered well capitalized under these market conditions and its risk profile.

See Note 18 of the footnotes to the consolidated financial statements at December 31, 2011 included elsewhere in this annual report for a detail of the Bank’s and Company’s equity and capital positions.

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

The Bank maintains relationships with correspondent banks that can provide funds on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short term unsecured advances of overnight borrowings of up to $22,400,000, in addition to up to $4,000,000 available for daylight overdraft. The Bank also has reverse repurchase accommodations with a term of up to one month for a maximum advance of $25 million, limited by the amount of eligible securities pledged, which was $8.8 million at December 31, 2011. The reverse repurchase agreements are committed borrowing facilities granted by other commercial banks and are secured by securities in the Bank’s investment portfolio.

The amount due from commercial banks on loan sales is another source of short term liquidity available to the Bank.  When residential mortgage loans are shipped to other commercial banks for sale under the terms of forward sale commitments, the gain or loss on sale is immediately recognized under trade date accounting rules, and a loan sales receivable balance is established in other assets.  At December 31, 2011, the balance of the loan sales receivable was $126.6 million, of which approximately 73% was received as cash payments within 31 calendar days.  As such, these funds represent another source of quickly available liquidity to either fund new residential loan originations or repay borrowings.

Cash and due from banks as of December 31, 2011 totaled $3,611,000, an increase of $1,788,000 from December 31, 2010. Cash used by operating activities totaled $59,862,000 in 2011, while inflows from investing activities totaled $12,816,000.  Investing inflows were attributable to sales, calls and maturities of investment securities totaling $18,296,000, offset by a net increase in loans totaling $3,205,000.

During 2011, we had net cash provided of $48,834,000 from financing activities. Financing activities included net increase in deposits of $8,621,000, combined with net increase in borrowings of $31,447,000.

Off-Balance Sheet Commitments

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit, standby letters of credit, and loans sold with representations and warranties. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

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

From the September 2007 inception of the mortgage banking division through December 31, 2011, we have sold nearly 15,700 residential mortgage loans into the secondary market with a principal balance of just over $3.3 billion.  From this population of sold loans, the Bank has received notification from purchasers of a total of fourteen EPD claims, three in 2008, seven in 2009, three in 2010, and one in 2011. Beyond the initial payment to the purchasers of $73,700 upon receipt of the EPD claims, the maximum remaining exposure under investor claims of a representation and warranty breach would be the difference between the total loan amount and the liquidated value of the underlying collateral.  In the case of our 14 EPD claims received since the inception of mortgage banking operations, the aggregate loan balance was $2,360,000 and consisted of 14 single family residences. Original loan-to-value ratios ranged from 65% to 98%, and loans with a loan-to-value ratio over 80% have a mortgage insurance policy in place. If repurchase was required in the future, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.  Because the risk of an EPD claim only exists during the first four payments after a loan is originated, we report the total of the most recent four months mortgage banking lending volume as our off-balance sheet credit risk from EPD claims.

As discussed above, the representations and warranties in our loan sale agreements provide that we repurchase loans or indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application, or invalid market value on the collateral property due to deficiencies in the appraisal. From the total population of sold loans, in four years of operations we have been required to settle eight make whole claims at a cost of $946,000, and we have repurchased three loans totaling $1,084,000.  The three repurchased loans are current and performing in accordance with their loan terms.

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

In recognition of risk from potential EPD claims and breaches of representations and warranties, an indemnification reserve has been established and maintained since mortgage banking loan sales began in late 2007 to cover potential costs. We have limited history of costs incurred, so additions to the reserve are made monthly based on a percentage of loan balances sold that month. This approach recognizes that the risk of indemnification costs will rise in relation to the level of loans sold. The balance in this indemnification reserve was $800,000 at December 31, 2011 and based on the Company’s modest historical loss experience and the current level of indemnification claims under review, management believes this level of reserve is adequate for potential exposure in connection with loan sale indemnification or EPD claims. However, we can provide no assurance that our methodology will not change and that the balance of this indemnification reserve will prove sufficient to cover actual costs in the future.

The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and loans sold with representations and warranties is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. In most cases, the Bank requires collateral to support financial instruments with credit risk.

The following table summarizes our off-balance sheet financial instruments whose contract amounts represent credit risk as of December 31, 2011:

Commitments to extend credit	$15,980,000
Standby letters of credit	$57,000
Loans sold with representations and warranties	$448,104,000

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

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2011.

(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Other borrowings and securities sold under agreements to repurchase	$77,213	$60,213	$10,000	$5,000	$2,000
Operating lease obligations	608	389	219	––	––
Junior subordinated debentures	7,217	––	––	––	7,217
	$85,038	$60,602	$10,219	$5,000	$9,217

Inflation

Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. We cope with the effects of inflation through the management of interest rate sensitivity, by periodically reviewing and adjusting our pricing of services to consider current costs.

Selected Ratios

The following table sets out certain ratios:

	For the Years Ended December 31,
	2011	2010		2009
Net income (loss) to:
Average tangible shareholders’ equity	3.66%	(11.09	) %	(42.28	) %
Average tangible assets	0.31%	(0.89	) %	(3.18	) %
Dividends to net income	—%	—%		—%
Average equity to average tangible assets	7.96%	8.10%		7.51%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
Coastal Banking Company

We have audited the accompanying balance sheets of Coastal Banking Company as of December 31, 2011 and 2010, and the related statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2011. Coastal Banking Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coastal Banking Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC
Albany, Georgia
March 16, 2012

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2011	2010
Assets

Cash and due from banks	$3,611,404	$1,823,132
Interest-bearing deposits in banks	478,763	406,700
Federal funds sold	243,046	185,258
Securities available for sale, at fair value	22,505,649	37,720,495
Securities held to maturity, at cost	—	2,000,000
Restricted equity securities, at cost	5,136,250	4,472,500
Loans held for sale	36,122,381	55,336,007

Loans, net of unearned income	254,667,452	267,600,402
Less allowance for loan losses	5,221,736	6,007,690
Loans, net	249,445,716	261,592,712

Premises and equipment, net	7,309,083	7,380,238
Cash surrender value of life insurance	1,974,210	1,894,971
Intangible assets	22,651	62,452
Other real estate owned	15,423,903	14,452,043
Loan sales receivable	126,592,128	31,505,783
Other assets	8,734,053	8,244,448
Total assets	$477,599,237	$427,076,739

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$20,476,198	$18,948,135
Interest-bearing	334,195,148	327,102,144
Total deposits	354,671,346	346,050,279

Securities sold under agreements to repurchase	8,766,000	—
Other borrowings	68,447,000	37,000,000
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	5,336,341	3,774,705
Total liabilities	444,437,687	394,041,984

Commitments and contingencies (Note 16)

Shareholders’ Equity:
Preferred stock, par value $.01; 10,000,000 shares authorized; 9,950 shares issued and outstanding at December 31, 2011 and December 31, 2010	9,651,627	9,581,703
Common stock, par value $.01; 10,000,000 shares authorized; 2,595,207 shares issued and outstanding at December 31, 2011; 2,588,707 shares issued and outstanding at December 31, 2010	25,952	25,887
Additional paid-in capital	41,395,811	41,247,995
Accumulated deficit	(18,510,653)	(18,300,457)
Accumulated other comprehensive income	598,813	479,627
Total shareholders’ equity	33,161,550	33,034,755
Total liabilities and shareholders’ equity	$477,599,237	$427,076,739

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended December 31,
	2011	2010
Interest income:
Interest and fees on loans	$16,539,340	$17,260,374
Interest on taxable securities	1,154,762	1,882,331
Interest on nontaxable securities	172,972	232,013
Interest on deposits in other banks	13,093	12,573
Interest on federal funds sold	399	4,566
Total interest income	17,880,566	19,391,857

Interest expense:
Interest on deposits	3,802,813	5,772,726
Interest on junior subordinated debentures	350,534	397,223
Interest on other borrowings	1,079,724	1,275,983
Total interest expense	5,233,071	7,445,932

Net interest income	12,647,495	11,945,925
Provision for loan losses	2,865,039	2,695,930
Net interest income after provision for loan losses	9,782,456	9,249,995

Noninterest income:
Service charges on deposit accounts	402,792	461,738
Other service charges, commissions and fees	303,279	273,683
SBA loan income	3,468,859	763,369
Mortgage banking income	16,263,183	8,230,001
Gain on sale of securities available for sale	33,484	939,385
Other than temporary impairment loss on securities available for sale	(41,963)	—
Income from investment in life insurance contracts	79,239	82,152
Other income	153,203	42,594
Total other income	20,662,076	10,792,922

Noninterest expenses:
Salaries and employee benefits	14,417,984	9,511,877
Occupancy and equipment expense	1,835,573	1,403,786
Advertising fees	2,468,684	139,654
Amortization of intangible assets	39,801	74,028
Audit fees	426,111	463,480
Data processing fees	1,150,479	1,006,908
Director fees	134,500	165,150
FDIC insurance expense	642,505	836,245
Legal and other professional fees	962,244	686,641
Loan collection expense	585,458	310,648
Mortgage loan expense	1,429,727	1,150,240
OCC examination fees	171,443	179,526
Other real estate expenses	4,103,258	4,738,759
Other operating	1,768,743	1,634,476
Total other expenses	30,136,510	22,301,418

Income (loss) before income taxes	308,022	(2,258,501)
Income tax expense (benefit)	(49,202)	1,548,072
Net income (loss)	$357,224	$(3,806,573)

Preferred stock dividends	567,420	563,441
Net loss available to common shareholders	$(210,196)	$(4,370,014)
Basic and diluted loss per share available to common shareholders	$(.08)	$(1.70)

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
	2011	2010
Net income (loss)	$357,224	$(3,806,573)
Other comprehensive income (loss), net of tax (benefit):
Net unrealized holding gains (losses) arising during period, net of tax (benefit) of $72,783 and ($36,147)	141,285	(70,167)
Reclassification adjustment for gains included in net income (loss), net of tax of $11,385 and $319,391	(22,099)	(619,994)
Total other comprehensive income (loss)	119,186	(690,161)
Comprehensive income (loss)	$476,410	$(4,496,734)

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2011 and 2010

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	9,950	$9,515,758	2,568,707	$25,687	$41,121,636	$(13,930,443)	$1,169,788	$37,902,426
Net loss	—	—	—	—	––	(3,806,573)	—	(3,806,573)
Restricted stock grant		—	20,000	200	(200)	—	—	—
Preferred stock dividend	—	65,945	—	—	––	(563,441)	—	(497,496)
Stock-based compensation expense	—	—	—	—	126,559	—	—	126,559
Other comprehensive loss	—	—	—	—	—	—	(690,161)	(690,161)
Balance, December 31, 2010	9,950	9,581,703	2,588,707	25,887	41,247,995	(18,300,457)	479,627	33,034,755
Net income	—	—	—	—	––	357,224	—	357,224
Restricted stock grant	—	—	6,500	65	(65)	—	—	—
Preferred stock dividend	—	69,924	—	—	––	(567,420)	—	(497,496)
Stock-based compensation expense	—	—	—	—	147,881	—	—	147,881
Other comprehensive income	—	—	—	—	—	—	119,186	119,186
Balance, December 31, 2011	9,950	$9,651,627	2,595,207	$25,952	$41,395,811	$(18,510,653)	$598,813	$33,161,550

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$357,224	$(3,806,573)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and accretion	587,371	713,337
Amortization of intangible assets	39,801	74,028
Stock-based compensation expense	147,881	126,559
Provision for loan losses	2,865,039	2,695,930
Provision for deferred income taxes	439,111	198,424
Gain on sale of securities available for sale	(33,484)	(939,385)
Other than temporary impairment on securities available for sale	41,963	—
Net increase in loan sales receivable	(95,086,345)	(16,656,484)
Write downs and losses on sale of other real estate owned	3,369,170	3,927,693
Proceeds from sales of other real estate owned	8,146,338	8,300,582
Increase in cash value of life insurance	(79,239)	(82,152)
Originations of mortgage loans held for sale	(1,069,123,073)	(1,013,249,195)
Proceeds from sales of mortgage loans held for sale	1,104,599,882	1,007,919,089
Net decrease in interest receivable	175,763	314,142
Net increase in interest payable	256,400	18,590
SBA loan income	(3,468,859)	(763,369)
Mortgage banking income	(16,263,183)	(8,230,001)
Net other operating activities	3,166,461	10,216,182
Net cash used in operating activities	(59,861,779)	(9,222,603)

Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits in banks	(72,063)	300,893
Net (increase) decrease in federal funds sold	(57,788)	354,068
Proceeds from maturities of securities available for sale	9,888,126	16,218,827
Proceeds from sale of securities available for sale	6,407,595	21,154,370
Purchases of securities available for sale	(1,094,613)	(14,835,580)
Proceeds from maturities of securities held to maturity	2,000,000	—
Redemption of bank owned life insurance policies	—	5,581,295
Net change in restricted equity securities	(663,750)	523,750
Net (increase) decrease in loans	(3,205,411)	10,479,756
Purchase of premises and equipment	(386,112)	(330,396)
Net cash provided by investing activities	12,815,984	39,446,983

Cash flows from financing activities:
Net increase (decrease) in deposits	8,621,067	(22,830,251)
Net increase in securities sold under agreements to repurchase	8,766,000	—
Proceeds from other borrowings	43,447,000	—
Repayment of other borrowings	(12,000,000)	(8,250,000)
Net cash used provided by (used in) financing activities	48,834,067	(31,080,251)

Net increase (decrease) in cash and due from banks	1,788,272	(855,871)
Cash and due from banks at beginning of year	1,823,132	2,679,003
Cash and due from banks at end of year	$3,611,404	$1,823,132

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$4,976,671	$7,427,342
Cash paid during the year for income taxes	$126,960	$22,700

Noncash Transactions:
Principal balances of loans transferred to other real estate owned	$12,487,368	$8,504,149

See accompanying notes to consolidated financial statements.

COASTAL BANKING COMPANY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation and Nature of Operations

Coastal Banking Company, Inc. (the “Company”) is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for CBC National Bank (the “Bank”). The Bank commenced business on May 10, 2000 as Lowcountry National Bank. The Company acquired First National Bank of Nassau County, which began its operations in 1999, through its merger with First Capital Bank Holding Corporation on October 1, 2005. On October 27, 2006, the Company acquired the Meigs, Georgia office of the Bank through merger of Cairo Banking Co. with and into the Bank. On August 10, 2008, Lowcountry National Bank and First National Bank of Nassau County merged into one charter. Immediately after the merger, the name of the surviving bank was changed to CBC National Bank and the main office relocated to 1891 South 14th Street, Fernandina Beach, Nassau County, Florida. The Bank’s branches in South Carolina continue to do business under the trade name “Lowcountry National Bank.” The Bank provides full commercial banking services to customers throughout Beaufort County, South Carolina; Nassau County, Florida; and Thomas County, Georgia and is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Bank also has loan production offices in Savannah, Georgia and Jacksonville, Florida, as well as a residential mortgage banking division headquartered in Atlanta, Georgia. The mortgage banking division opened fourteen additional retail residential loan production offices during 2011 in California, Connecticut, Florida, Kansas, Maryland, Michigan, New York, and Ohio.  The Company also has an investment in Coastal Banking Company Statutory Trust I (“Trust I”) and Coastal Banking Company Statutory Trust II (“Trust II”). Both trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed assets and deferred taxes, other-than-temporary impairments of securities, and the fair value of financial instruments.

The Company has evaluated all transactions, events, and circumstances for consideration or disclosure through March 16, 2012, the date these financial statements were available to be issued, and has reflected or disclosed those items within the consolidated financial statements and related footnotes as deemed appropriate.

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, deposits, interest-bearing deposits in banks, restricted equity securities and securities sold under agreements to repurchase are reported net.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve requirements was approximately $100,000 at December 31, 2011 and December 31, 2010.

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

The Company evaluates investment securities for other-than-temporary impairment using relevant accounting guidance specifying that (a) if the Company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impaired unless there is a credit loss has occurred in the security.  If management does not intend to sell the security and it is more likely than not that they will have to sell the security before recovery of the cost basis, management will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Restricted Equity Securities

The Company is required to maintain an investment in capital stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank of Atlanta (“FRB”).  The stock is generally pledged as collateral against any borrowings from these institutions.  Based on redemption provisions of these entities, the stock has no quoted market value and is carried at cost.  At their discretion, these entities may declare dividends on the stock.  Management reviews for impairment based on the ultimate recoverability of the cost basis in these stocks.  At December 31, 2011 the balance of FHLB stock was $3,959,600 and the balance of FRB stock was $1,171,650.  At December 31, 2010 the balance of FHLB stock was $3,227,800 and the balance of FRB stock was $1,179,700.

In addition, the Company purchased an investment in common stock of the holding company of one of our correspondent banks during 2010.  The balance of this stock was $5,000 at December 31, 2011, and $65,000 at December 31, 2010.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at fair value under the fair value option accounting guidance for financial instruments.  Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income.

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

Loan Sales Receivable

In accordance with trade date accounting guidance, the sale of residential mortgage loans is recognized at the time that all conditions precedent to the sale have been met and all material risks and rewards of loan ownership have passed from the Bank to the investor purchasing the loans.  This typically occurs when the physical loan documents are delivered to the investor.  Upon delivery of loan documents we record the gain or loss on sale of the loans and recognize the receivable from the investor for the proceeds of sale.

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

Troubled Debt Restructurings

The Company designates loan modifications as troubled debt restructurings (“TDRs”) when for economic and legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider.  TDRs can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower.  In circumstances where the TDR involves charging off a portion of the loan balance, the Company typically classifies these restructurings as nonaccrual.

In connection with restructurings, the decision to maintain a loan that has been restructured on accrual status is based on a current, well documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms.  This evaluation includes consideration of the borrower’s current capacity to pay, which among other things may include a review of the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations, a debt to income analysis, and an evaluation of secondary sources of payment from the borrower and any guarantors.  This evaluation also includes an evaluation of the borrower’s current willingness to pay, which may include a review of past payment history, an evaluation of the borrower’s willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support.  The credit evaluation also reflects consideration of the borrower’s future capacity and willingness to pay, which may include evaluation of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest, and trends indicating improving profitability and collectability of receivables.

Restructured nonaccrual loans may be returned to accrual status based on a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms.  This evaluation must include consideration of the borrower’s sustained historical repayment for a reasonable period, generally a minimum of six months, prior to the date on which the loan is returned to accrual status.

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

Intangible Assets

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

Included in the consolidated statements of operations for December 31, 2011, and 2010 were charges for amortization of identifiable intangible assets in the amounts of $40,000 and $74,000, respectively.

Other real estate owned

Other real estate owned acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value less selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Costs of improvements are capitalized, to the extent that these costs don’t increase the total carrying amount above the improved fair value less selling costs.  Costs relating to holding other real estate owned and subsequent adjustments to the value are expensed.  The carrying amount of other real estate owned at December 31, 2011 and 2010 was $15,423,903 and $14,452,043, respectively.

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

Losses Per Share

The Company is required to report losses per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of operations. Basic losses per common share are based on the weighted average number of common shares outstanding during the period, which was 2,576,289 shares in 2011 and 2,566,597 shares in 2010, while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, the Company must reconcile the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share”. At December 31, 2011, potential common shares of 974,197 were not included in the calculation of diluted losses per share because the exercise of such shares would be anti-dilutive. There were 435,755 anti-dilutive potential common shares at December 31, 2010. Losses per common share amounts are as follows:

	For the year ended December 31,
	2011	2010
Net income (loss)	$357,224	$(3,806,573)
Preferred stock dividends	(567,420)	(563,441)
Net loss available to common shareholders	$(210,196)	$(4,370,014)

Weighted average common shares	2,576,289	2,566,597
Effect of dilutive securities	––	––
Diluted average common shares	2,576,289	2,566,597

Losses per common share	$(.08)	$(1.70)
Diluted losses per common share	$(.08)	$(1.70)

Recent Accounting Pronouncements and Accounting Changes

ASC Topic 310 “Receivables.”  New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance.  The Company adopted the period end disclosures provisions of the new authoritative guidance under ASC Topic 310 in the reporting period ending December 31, 2010.  Adoption of the new guidance did not have an impact on the Company’s statements of income and financial condition.  The Company adopted the disclosures provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011; the adoption did not have an impact on the Company’s statements of income and financial condition.  The Company adopted the disclosures provisions related to loans modified in a troubled debt restructuring on July 1, 2011; the adoption did not have an impact on the Company’s statements of income and financial condition.

ASC Topic 310 “Receivables,” Subtopic 310-40 “Troubled Debt Restructurings by Creditors.”  New authoritative accounting guidance under Subtopic 310-40, “Receivables — Troubled Debt Restructurings by Creditors” amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring.  The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The new authoritative guidance was effective for the reporting periods beginning after June 15, 2011 and was applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The Company adopted this new guidance on July 1, 2011 and it did not have an impact on the Company’s statements of income and financial condition.

ASC Topic 820 “Fair Value Measurement.”  New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurement” amended prior guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The new authoritative guidance clarifies the highest and best use and valuation premise, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, measuring the fair value of financial instruments that are managed within a portfolio, and the application of premiums and discounts in a fair value measurement. The new authoritative guidance also requires additional disclosures about fair value measurements. The new authoritative guidance will be effective for reporting periods after January 1, 2012 and is not expected to have an impact on the Company’s statements of income and financial condition.

ASC Topic 220 “Comprehensive Income.”  New authoritative accounting guidance under ASC Topic 220, “Comprehensive Income” amended prior guidance to increase the prominence of items reported in other comprehensive income.  The new guidance requires that all changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance does not change the items that must be reported in other comprehensive income.  The new authoritative guidance will be effective for reporting periods after January 1, 2012 and is not expected to have an impact on the Company’s statements of income and financial condition.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimates using relevant market information and other assumptions, as more fully disclosed in Note 19.  Fair value estimates involve uncertainties and matters of significant judgment.  Changes in assumptions or in market conditions could significantly affect the estimates.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

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

Reclassification of Certain Items

Certain items in the consolidated financial statements as of and for the year ended December 31, 2010 have been reclassified, with no effect on net (income) loss, to be consistent with the classifications adopted for the year ended December 31, 2011.

Note 2.	Regulatory Oversight, Capital Adequacy, Operating Results, Liquidity and Management’s Plans

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

Capital Adequacy

As of December 31, 2011, the Bank exceeded all of the regulatory capital ratio levels to be categorized as “well capitalized.”  In light of current market conditions and the Bank’s current risk profile, the Bank has determined that it must achieve and maintain a minimum ratio of total capital to risk-weighted assets of 12% and a minimum leverage ratio of 8% to be considered well capitalized under these market conditions.  The Bank exceeded these internal capital ratios as well.

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

Operating Results

The Company recorded net income of $357,000 for the year ended December 31, 2011 compared to net loss of $3.8 million for the year ended December 31, 2010.  The prior year loss reflects the favorable non recurring impact of a $939,000 gain on sale of marketable securities, partially offset by the unfavorable non recurring income tax expense of $423,000 from the early redemption of Bank Owned Life Insurance (BOLI) policies.  During both years, we experienced excessive levels of nonperforming assets, which caused the Company to record increased carrying costs on foreclosed properties and losses on the sale of foreclosed properties. Carrying costs on foreclosed assets are expected to remain elevated during 2012 as the Company continues to liquidate these non-performing assets. The current year net income of $357,000 represents a significant improvement from the net loss of $3.8 million for the year ended December 31, 2010.

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

The primary sources of liquidity are cash and cash equivalents, deposits, scheduled repayments of loans, unpledged investment securities, available borrowing facilities and proceeds from loan sales receivable.  Within deposits we utilize retail deposits from our branch locations, a modest level of brokered deposits, CDARS reciprocal deposits and deposits from other insured depository institutions.  The Agreement requires that our brokered deposits, excluding reciprocal CDARs, not exceed 10% of our total deposits, which is consistent with our existing internal liquidity policy.  As a result of our existing internal liquidity policy, we have been and anticipate continuing to be in compliance with the brokered deposit limitation provision of the Agreement.  Although the FDIC Call Report defines CDARS reciprocal deposits as brokered deposits, CDARS reciprocal deposits are excluded from the brokered deposit limitation provision in the Agreement.  At December 31, 2011 we have the capacity to raise up to an additional $11,740,000 in brokered deposits, if needed, and continue to remain in compliance with the 10% limitation in the Agreement.  Our borrowing facilities include collateralized repurchase agreements and unsecured federal funds lines with correspondent banks, as well as borrowing agreements with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank collateralized by pledged loans and securities.

As of December 31, 2011, the Company had $184.7 million in total borrowing capacity, of which we had utilized $103.1 million or 55.8%, leaving remaining available liquidity of $81.6 million.  Additionally, loans available for sale are considered by management as a key source of liquidity as a result of the speed with which these loans are sold and settled for cash.  Management expects that, on average, loans originated for sale will be sold and converted to cash within 18 to 20 business days after the loan is originated.  The balance of loans available for sale averaged just over $128 million during the fourth quarter of 2011.  Accordingly, in the event of a liquidity crisis, we anticipate having the ability to slow or stop loan origination activity to allow the loans available for sale to convert into cash. Based on current and expected liquidity needs and sources, management expects the Company to be able to meet all obligations as they become due.

Note 3.	Investment Securities

Investment securities are as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$1,800,628	$119,336	$—	$1,919,964
Mortgage-backed securities	19,797,729	797,364	(9,408)	20,585,685
	$21,598,357	$916,700	$(9,408)	$22,505,649

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$7,132,172	$51,893	$(206,472)	$6,977,593
Mortgage-backed securities	29,861,615	914,063	(32,776)	30,742,902
	$36,993,787	$965,956	$(239,248)	$37,720,495
Held to maturity
Corporate debt securities	$2,000,000	$56,807	$—	$2,056,807
	$2,000,000	$56,807	$—	$2,056,807

The following table shows gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position, at December 31, 2011.

Investment securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$901,726	$(3,870)	$1,214,800	$(5,538)	$2,116,526	$(9,408)
Total	$901,726	$(3,870)	$1,214,800	$(5,538)	$2,116,526	$(9,408)

As of December 31, 2011, one individual security available for sale was in a continuous loss position for twelve months or more. The Company has reviewed this investment security in accordance with its accounting policy for other than temporary impairment and believes, based on industry analyst reports and credit ratings, that the deterioration in value, as of December 31, 2011, was attributable to changes in market interest rates, and not due to the specific credit quality of the issuer. The unrealized loss is considered temporary because the security issuer carries an acceptable credit profile and the repayment sources of principal and interest are government backed. The Company has the ability and intent to hold this security until such time as the value recovers or the security matures.

In addition, as of December 31, 2011 we recorded an other-than-temporary impairment loss on one municipal security that was in a continuous loss position for over twelve months.  The deterioration was due to the specific credit quality of the issuer, and management has intentions to sell the security during the first quarter of 2012.  Because the security’s amortized cost was reduced to equal its fair value at December 31, 2011, it is no longer included in the unrealized loss table above.

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

The amortized cost and estimated fair value of investment securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$274,855	$275,300
Due from one year to five years	—	—
Due from five to ten years	996,371	1,109,300
Due after ten years	529,402	535,364
Mortgage-backed securities	19,797,729	20,585,685
	$21,598,357	$22,505,649

Securities were pledged to secure public deposits and Federal Home Loan Bank borrowings with an amortized cost and fair value of $9,147,000 and $9,722,000, respectively, as of December 31, 2011 and $10,494,000 and $11,119,000, respectively, as of December 31, 2010.  Pledged securities may not be sold without first pledging replacement securities and obtaining consent of the party to whom the securities are pledged.

Securities were sold under agreement to repurchase with an amortized cost and fair value of $9,433,000 and $9,640,000, respectively, as of December 31, 2011.  No securities were sold under agreement to repurchase as of December 31, 2010.

Gains and losses on sales of securities available for sale consist of the following:

	For the Years Ended December 31,
	2011	2010
Gross gains on sales of securities	$84,455	$939,385
Gross losses on sales of securities	(50,971)	—
Net realized gains on sales of securities available for sale	$33,484	$939,385
Other than temporary impairment (OTTI) recognized on a municipal security	(41,963)	—
Securities gains (losses), net	$(8,479)	$939,385

Note 4.	Loans and allowance for loan losses

The composition of loans is summarized as follows:

	December 31,
	2011	2010
Commercial and financial	$15,039,027	$10,120,015
Agricultural	—	151,000
Real estate – construction, commercial	39,760,844	51,272,575
Real estate – construction, residential	11,602,247	12,094,520
Real estate – mortgage, commercial	86,646,154	87,758,132
Real estate – mortgage, residential	99,918,177	103,852,157
Consumer installment loans	1,543,003	2,145,003
Other	158,000	207,000
Gross loans, net of unearned income	254,667,452	267,600,402
Less: Allowance for loan losses	5,221,736	6,007,690
Net loans	$249,445,716	$261,592,712

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

	December 31, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial & agricultural	$343	$343	$—	$274	$13
Real Estate - construction	5,218	6,801	—	5,385	113
Real estate - mortgage	5,652	6,032	—	6,042	158
With an allowance recorded:
Commercial, financial & agricultural	510	510	98	1,375	54
Real Estate - construction	2,838	2,870	213	2,809	94
Real estate - mortgage	4,461	4,721	826	4,393	92
Total impaired loans:
Commercial, financial & agricultural	$853	$853	$98	$1,649	$67
Real Estate - construction	$8,056	$9,671	$213	$8,194	$207
Real estate - mortgage	$10,113	$10,753	$826	$10,435	$250

	December 31, 2010
(In thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial & agricultural	$151	$378	$—	$160	$11
Real Estate - construction	5,082	7,593	—	5,025	30
Real estate - mortgage	8,401	9,229	—	8,829	163
With an allowance recorded:
Commercial, financial & agricultural	479	479	252	481	12
Real Estate - construction	—	—	—	—	—
Real estate - mortgage	4,841	4,878	542	4,926	121
Total impaired loans:
Commercial, financial & agricultural	$630	$857	$252	$641	$23
Real Estate - construction	$5,082	$7,593	$—	$5,025	$30
Real estate - mortgage	$13,242	$14,107	$542	$13,755	$284

As of December 31, 2011, there are nine restructured loans with a recorded investment of $4,160,000 included in the impaired loans table above, as required by GAAP, that management has not internally classified as impaired.  These loans are performing in accordance with their restructured terms such that we expect to recover all loan principal and interest, however, these loans meet the GAAP definition of a TDR.  While these loans meet the technical definition of a TDR and must therefore be classified as impaired under GAAP, management evaluates these loans as non-impaired.

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

b.)	A borrower’s financial condition has deteriorated to such an extent, or some condition exists, that makes collection of interest and/or principal in full unlikely in management’s opinion.
c.)	Foreclosure or legal action has been initiated as a result of default by the borrower on the terms of the debt.

The following is a summary of current, past due and nonaccrual loans:

	December 31, 2011
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and financial	$22	$28	$––	$179	$229	$14,810	$15,039
Agricultural	––	––	––	––	––	––	––
Real estate – construction, commercial	444	––	––	8,705	9,149	30,612	39,761
Real estate – construction, residential	––	53	––	73	126	11,476	11,602
Real estate – mortgage, commercial	––	––	––	5,035	5,035	81,611	86,646
Real estate – mortgage, residential	676	––	––	1,922	2,598	97,320	99,918
Consumer installment loans	––	––	––	23	23	1,520	1,543
Other	––	3	––	––	3	155	158
	$1,142	$84	$––	$15,937	$17,163	$237,504	$254,667

	December 31, 2010
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and financial	$––	$––	$––	$5	$5	$10,115	$10,120
Agricultural	––	––	––	151	151	––	151
Real estate – construction, commercial	373	––	––	9,112	9,485	41,788	51,273
Real estate – construction, residential	––	––	––	75	75	12,019	12,094
Real estate – mortgage, commercial	539	––	––	4,284	4,823	82,935	87,758
Real estate – mortgage, residential	1,220	––	––	8,673	9,893	93,959	103,852
Consumer installment loans	3	––	––	2	5	2,140	2,145
Other	––	––	––	––	––	207	207
	$2,135	$––	$––	$22,302	$24,437	$243,163	$267,600

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

A summary of loan credit quality is presented below:

	December 31, 2011
(In thousands)	Pass	Special Mention	Substandard	Total
Commercial and financial	$14,166	$216	$657	$15,039
Agricultural	––	––	––	––
Real estate – construction, commercial	25,526	483	13,752	39,761
Real estate – construction, residential	11,331	53	218	11,602
Real estate – mortgage, commercial	69,713	7,065	9,868	86,646
Real estate – mortgage, residential	93,748	2,317	3,853	99,918
Consumer installment loans	1,491	12	40	1,543
Other	155	3	––	158
	$216,130	$10,149	$28,388	$254,667

	December 31, 2010
(In thousands)	Pass	Special Mention	Substandard	Total
Commercial and financial	$9,066	$––	$1,054	$10,120
Agricultural	––	––	151	151
Real estate – construction, commercial	30,053	3,070	18,150	51,273
Real estate – construction, residential	11,818	201	75	12,094
Real estate – mortgage, commercial	73,240	1,698	12,820	87,758
Real estate – mortgage, residential	90,062	2,357	11,433	103,852
Consumer installment loans	2,082	25	38	2,145
Other	207	––	––	207
	$216,528	$7,351	$43,721	$267,600

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	Loans with Interest Only Payments
(In thousands)	December 31, 2011		December 31, 2010
Commercial and financial	$4,827	10%	$5,413	9%
Real estate – construction, commercial	14,901	30%	22,407	37%
Real estate – construction, residential	2,691	5%	2,097	4%
Real estate – mortgage, commercial	10,143	21%	11,026	18%
Real estate – mortgage, residential	16,597	34%	19,136	31%
Consumer installment loans	128	––%	712	1%
Other	105	––%	156	––%
	$49,392		$60,947

As shown above, we have a moderate concentration of interest only loans in our portfolio, and such loans are generally regarded as carrying a higher risk profile than fully amortizing loans.  It is important to note that none of the interest only loans in our portfolio allow negative amortization, nor do we have any loans with capitalized interest reserves.

	Geographic Concentration of Loan Portfolio
	December 31, 2011
(In thousands)	Florida	Georgia	South Carolina	Other
Commercial and financial	$5,760	$1,329	$7,790	$160
Agricultural	––	––	––	––
Real estate – construction, commercial	12,400	6,157	19,276	1,928
Real estate – construction, residential	3,696	2,114	5,560	232
Real estate – mortgage, commercial	34,962	12,888	36,781	2,015
Real estate – mortgage, residential	37,042	23,059	30,989	8,828
Consumer installment loans	507	327	684	25
Other	––	155	3	––
	$94,367	$46,029	$101,083	$13,188

	Geographic Concentration of Loan Portfolio
	December 31, 2010
(In thousands)	Florida	Georgia	South Carolina	Other
Commercial and financial	$6,149	$372	$3,488	$111
Agricultural	––	151	––	––
Real estate – construction, commercial	16,206	6,892	26,247	1,928
Real estate – construction, residential	3,835	937	7,322	––
Real estate – mortgage, commercial	33,074	11,025	42,751	908
Real estate – mortgage, residential	34,577	30,189	38,617	469
Consumer installment loans	579	205	1,361	––
Other	32	125	50	––
	$94,452	$49,896	$119,836	$3,416

We also monitor and evaluate several other loan portfolio characteristics at a total portfolio level rather than by major loan category.  These characteristics include:

Junior Liens – Loans secured by liens in subordinate positions tend to have a higher risk profile than loans secured by liens in the first or senior position.  At December 31, 2011, the Company held $21,470,000 of loans secured by junior liens, which represented approximately 8.4% of the total net loan portfolio.  Net loan charge-offs was $232,000 in the year ended December 31, 2011 for all loans secured by junior liens for an annualized loss rate of 1.1%.  At December 31, 2010, the Company held $23,418,000 of loans secured by junior liens which represents approximately 8.8% of the total net portfolio of loans.  Historical loss experience as measured by net loan charge offs was $414,000 in the year ended December 31, 2010 for all loans secured by junior liens for an annualized loss rate of 1.8%.

High Loan to Value Ratios – Typically the Company will not originate a new loan with a loan to value (LTV) ratio in excess of 100%.  However, declines in collateral values can result in the case of an existing loan renewal with an LTV ratio in excess of 100% based on the current appraised value of the collateral.  In such cases the borrower may be asked to pledge additional collateral or to renew the loan for a lesser amount.  If the borrower lacks the ability to pay down the loan or provide additional collateral, but has the ability to continue to service the debt, the loan will be renewed with an LTV ratio in excess of 100%.  At December 31, 2011 the loan portfolio included 39 loans with an aggregate balance of $12,661,000, or 5.0% of the net loan portfolio, with LTV ratios in excess of 100%.  At December 31, 2010 the loan portfolio included 29 loans with an aggregate balance of $10,855,000, or 4.1% of the net loan portfolio, with LTV ratios in excess of 100%.

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

The following table provides a summary of all loans that are currently designated as restructured for regulatory purposes.

	December 31, 2011			December 31, 2010
Troubled debt restructurings	Number of loans	Recorded Investment	Unpaid Principal Balance	Number of loans	Recorded Investment	Unpaid Principal Balance
Commercial, financial & agricultural	2	$342,917	$342,917	1	$481,250	$481,250
Real estate – construction	9	6,342,581	6,639,087	12	6,026,819	6,254,777
Real estate – mortgage	13	5,062,359	5,189,288	14	9,849,187	10,209,623
Total troubled debt restructurings	24	$11,747,857	$12,171,292	27	$16,357,256	$16,945,650

Of the 27 loans totaling $16,357,000 reported as restructured as of December 31, 2010, there were 7 loans with a total balance of $3,345,000 that are no longer reported as restructured effective January 1, 2011.  The loans are no longer reported as restructured because they were accruing interest, they were in compliance with the restructured loan terms and they yielded a market rate of interest at the time of restructure.

The following table provides the payment status as of December 31, 2011 and December 31, 2010 of all loans that were restructured in the twelve month periods ending on those respective dates.

	December 31, 2011		December 31, 2010
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Restructured loans less than 30 days past due
Commercial, financial & agricultural	2	$347,917	––	$––
Real estate – construction	2	1,173,839	6	1,392,693
Real estate – mortgage	2	605,321	6	3,723,324
Total restructured loans less than 30 days past due	6	$2,122,077	12	$5,116,017
Restructured loans 30 days or more past due
Real estate – construction	1	53,118	––	––
Total restructured loans 30 days or more past due	1	$53,118	––	$––
Restructured loans on nonaccrual
Real estate – construction	––	––	2	1,816,869
Real estate – mortgage	6	3,576,390	4	990,820
Total restructured loans on nonaccrual	6	$3,576,390	6	$2,807,689

Loans classified as Special Mention or Substandard – Management evaluates all loan relationships periodically in order to assess the financial strength of the borrower and the value of any underlying collateral.  Loans that are found to have a potential or actual weakness are classified as special mention or substandard and subject to increased monitoring by management.  This typically includes frequent contact with the borrower to actively manage the borrowing relationship as needed to rehabilitate or mitigate the weakness identified.  At December 31, 2011, the Company had $38,537,000 in loans that were internally classified as Special Mention or Substandard, of which $28,141,000, or 73%, were either current or less than 30 days past due.  At December 31, 2010, the Company had $51,072,000 in loans that were internally classified as Special Mention or Substandard, of which $34,437,000, or 67%, were either current or less than 30 days past due.

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

An analysis of the activity in the allowance for loan losses is presented below:

	For the Years Ended December 31,
	2011	2010
Balance, beginning of year	$6,007,690	$6,386,409
Provision for loan losses	2,865,039	2,695,930
Loans charged off	(4,324,525)	(3,727,391)
Recoveries of loans previously charged off	673,532	652,742
Balance, end of year	$5,221,736	$6,007,690

The following tables provide additional information concerning changes to the allowance for loan losses within major loan categories:

	For the Year Ended December 31, 2011
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total
Allowance balance, beginning of year	$543	$358	$4,042	$326	$739	$6,008
Loans charged off	(649)	(1,888)	(1,788)	––	––	(4,325)
Recoveries	30	250	387	7	––	674
Provision for loan losses	720	2,511	400	(307)	(459)	2,865
Allowance balance, end of period	$644	$1,231	$3,041	$26	$280	$5,222

Allowance for loans individually evaluated for impairment	98	213	826	––	––	1,137
Allowance for loans collectively evaluated for impairment	546	1,018	2,215	26	280	4,085
Total allowance for loan losses	644	1,231	3,041	26	280	5,222
Loans individually evaluated for impairment	853	8,056	10,113	––	––	19,022
Loans collectively evaluated for impairment	14,186	43,307	176,451	1,701	––	235,645
Total loans	$15,039	$51,363	$186,564	$1,701	$––	$254,667

	For the Year Ended December 31, 2010
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total
Allowance balance, beginning of year	$346	$741	$4,241	$351	$707	$6,386
Loans charged off	(237)	(1,515)	(1,904)	(71)	––	(3,727)
Recoveries	1	263	377	12	––	653
Provision for loan losses	433	869	1,328	34	32	2,696
Allowance balance, end of period	$543	$358	$4,042	$326	$739	$6,008

Allowance for loans individually evaluated for impairment	252	––	542	––	––	794
Allowance for loans collectively evaluated for impairment	291	358	3,500	326	739	5,214
Total allowance for loan losses	543	358	4,042	326	739	6,008
Loans individually evaluated for impairment	630	5,082	13,242	––	––	18,954
Loans collectively evaluated for impairment	9,641	58,285	178,368	2,352	––	248,646
Total loans	$10,271	$63,367	$191,610	$2,352	$––	$267,600

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related-party loans are summarized as follows:

	For the Years Ended December 31,
	2011	2010
Balance, beginning of year	$6,881,572	$6,778,779
Advances	768,469	760,577
Repayments	(890,506)	(657,784)
Transactions due to changes in related parties	(4,070,423)	—
Balance, end of year	$2,689,112	$6,881,572

Note 5.	Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2011	2010
Land	$3,648,350	$3,648,350
Building	4,275,313	4,421,309
Furniture and equipment	3,233,378	3,039,326
	11,157,041	11,108,985
Less accumulated depreciation	(3,847,958)	(3,728,747)
	$7,309,083	$7,380,238

In 2007, the Bank entered into a non-cancelable lease for office space above the branch building in Port Royal, South Carolina. The lease is for a term of five years that will expire in 2012 with options to renew for subsequent five year periods.

In 2009, the Bank entered into a three-year lease for rental space for a wholesale mortgage office in Atlanta, Georgia.

The Bank has operating leases for rental space for loan production offices in Jacksonville, Florida and Savannah, Georgia. Both of these leases are cancelable at any time, with four months notice required for the Jacksonville office.

The Bank also has operating leases for rental space for each of the retail residential mortgage loan production offices opened during 2011.  Each of these leases is cancelable at any time, or transferable upon disassociation with the Bank.

At December 31, 2011, future minimum lease payments under the non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

2012	$244,790
2013	94,129
$338,919

Total rental expense amounted to $685,908 and $347,197 for the years ended December 31, 2011 and 2010, respectively, under these operating leases.

Note 6.	Other real estate owned

A summary of other real estate owned is presented as follows:

	Years Ended December 31,
	2011	2010
Balance, beginning of year	$14,452,043	$18,176,169
Additions	12,487,368	8,504,149
Disposals	(8,146,338)	(8,300,582)
Valuation write downs and losses on sales	(3,369,170)	(3,927,693)
Balance, end of year	$15,423,903	$14,452,043

Expenses related to other real estate owned include the following:

	Years Ended December 31,
	2011	2010
Net loss on sales of real estate	$1,444,858	$1,919,155
Valuation write downs	1,924,312	2,008,538
Operating expenses	734,088	811,066
Total expenses related to other real estate owned	$4,103,258	$4,738,759

Note 7.	Intangible Assets

Following is a summary of information related to acquired intangible assets:

	December 31,
	2011	2010
Core deposit premiums
Gross carrying amount	$1,212,435	$1,212,435
Accumulated amortization	$1,189,784	$1,149,983

The aggregate amortization expense for intangible assets was $40,000 and $74,000 for the years ended December 31, 2011 and 2010, respectively.

The estimated remaining amortization expense is as follows:

2012	$17,555
2013	5,096
$22,651

Note 8.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010 was $132,383,024 and $117,905,006, respectively. The Company had $23,876,804 and $18,217,270 in brokered deposits included in time deposits as of December 31, 2011 and 2010, respectively. The scheduled maturities of time deposits at December 31, 2011 are as follows:

2012	$148,782,594
2013	44,198,203
2014	11,461,457
2015	7,940,703
2016 and later	2,323,674
$214,706,631

At December 31, 2011 and 2010, overdraft demand deposits reclassified to loans totaled $14,702 and $22,124, respectively.

Note 9.	Securities Sold Under Agreement to Repurchase

Securities sold under agreements to repurchase, which are secured borrowings, generally mature within thirty days from the transaction date.  Securities sold under agreement to repurchase are reflected at the amount of cash received in connection with the transactions.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis.  Securities sold under agreement to repurchase at December 31, 2011 were $8,766,000.  There were no securities sold under agreement to repurchase at December 31, 2010.

Note 10.	Employee Benefit Plans

The Company sponsors the Coastal Banking Company Inc. 401(k) Profit Sharing Plan & Trust (the “Plan”) for the benefit of all eligible employees. All full-time and part-time employees are eligible to participate in the Plan provided they have met the eligibility requirements. Contributions may begin after 30 days of employment. Part-time employees must work a minimum of 1,000 hours per year to be eligible. The Plan allows a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation. Company matched contributions are vested over a five year period. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan in 2011 and 2010 amounted to $229,129 and $189,119, respectively.

Note 11.	Deferred Compensation Plans

The Company adopted a Director and Executive Officer Deferred Compensation Plan in 2004 that allows directors and executive officers to defer compensation. Interest accrues monthly on deferred amounts at a rate, which is equal to the current money market rate offered by the Bank. Accrued deferred compensation of $19,357 and $19,273 is included in other liabilities at December 31, 2011 and 2010, respectively.

Note 12.	Other Borrowings

Other borrowings consist of the following FHLB advances.

		FHLB Advances Outstanding December 31, 2011
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	$4,500,000	0.13%	January 5, 2012
Fixed rate	8,000,000	0.14%	January 27, 2012
Fixed rate	10,000,000	0.14%	January 30, 2012
Fixed rate	5,400,000	0.13%	February 1, 2012
Fixed rate	4,850,000	0.12%	February 14, 2012
Variable rate	7,809,000	0.86%	March 26, 2012
Variable rate	818,000	0.86%	March 27, 2012
Variable rate	2,070,000	0.86%	March 28, 2012
Fixed rate	2,500,000	3.30%	April 9, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	March 7, 2012
Fixed rate	10,000,000	4.25%	May 21, 2014
Fixed rate	5,000,000	3.71%	June 24, 2015
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 7, 2012
Variable rate overnight advance	4,000,000	0.36%
Total	$68,447,000	1.43%

		FHLB Advances Outstanding December 31, 2010
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	$2,500,000	3.00%	April 8, 2011
Fixed rate	5,000,000	5.65%	June 1, 2011
Fixed rate	2,500,000	3.30%	April 9, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	March 7, 2011
Fixed rate	10,000,000	4.25%	May 21, 2014
Fixed rate	5,000,000	3.71%	June 24, 2015
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 7, 2011
Variable rate overnight advance	8,500,000	0.47%
Total	$37,000,000	3.31%

The Bank maintains relationships with correspondent banks that can provide funds on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short term unsecured advances of overnight borrowings of up to $22,400,000, in addition to up to $4,000,000 available for day light overdraft. The Bank also has reverse repurchase accommodations with a term of up to one month for a maximum advance of $25 million, limited by the amount of eligible securities pledged, which was $8.8 million at December 31, 2011. The reverse repurchase agreements are committed borrowing facilities granted by other commercial banks and are secured by securities in the Bank’s investment portfolio.

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

Note 13.	Income Taxes

The components of income tax expense (benefits) are as follows:

	For the Years Ended December 31,
	2011	2010
Currently payable	$(407,856)	$(476,584)
Deferred tax benefit	439,111	198,424
Change in valuation allowance	(80,457)	1,826,232
	$(49,202)	$1,548,072

The Company’s income tax expense (benefits) differ from the amounts computed by applying the federal income tax statutory rates to income (loss) before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
	2011	2010
Tax at federal income tax rate	$104,727	$(767,890)
Increase (decrease) resulting from:
Deferred tax valuation allowance	(80,457)	1,826,232
Tax exempt interest	(81,192)	(106,571)
Other	7,720	596,301
	$(49,202)	$1,548,072

Net deferred tax assets are included in other assets. The components of deferred income taxes are as follows:

	December 31,
	2011	2010
Deferred income tax assets:
Net operating losses	$3,089,989	$2,131,278
Loan loss reserves	716,311	1,084,417
Other real estate owned	778,896	626,129
Other	944,867	691,740
Total deferred tax assets	5,530,063	4,533,564

Deferred income tax liabilities:
Deferred loan costs	847,425	215,813
Depreciation and amortization	144,011	97,210
Intangible assets	91,517	132,085
Unrealized gain on securities available for sale	308,478	247,081
Valuation allowance	1,745,775	1,826,232
Total deferred tax liabilities	3,137,206	2,518,421

Net deferred tax asset	$2,392,857	$2,015,143

Note 14.	Junior Subordinated Debentures

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

All of the common securities of the Trust I are owned by the Company. The proceeds from the issuance of the trust preferred securities were used by the Trust I to purchase $3,093,000 of junior subordinated debentures of the Company, which carry a floating rate equal to the 3-month LIBOR plus 2.75%. At December 31, 2011, this rate was 3.17%. The proceeds received by the Company from the sale of the junior subordinated debentures were used to strengthen the capital position of the Bank and to accommodate current and future growth. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital, and have been included in the Tier I calculation accordingly. The debentures and related accrued interest represent the sole assets of the Trust.

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

In June 2006, Coastal Banking Company Statutory Trust II (the “Trust II”) (a non-consolidated subsidiary) issued $4,000,000 of fixed to floating rate trust preferred securities with a maturity of September 30, 2036. The Company received from the Trust II the $4,000,000 proceeds from the issuance of securities and the $124,000 initial proceeds from the capital investment in the Trust II, and accordingly has shown the funds due to the Trust II as $4,124,000 junior subordinated debentures.

All of the common securities of the Trust II are owned by the Company. The proceeds from the issuance of the trust preferred securities were used by the Trust II to purchase $4,124,000 of junior subordinated debentures of the Company, which carried a fixed rate of 7.18% until September 30, 2011 and a floating rate equal to the 3-month LIBOR plus 1.60%, adjusted quarterly thereafter. At December 31, 2011, this rate was 2.18%.  The proceeds received by the Company from the sale of the junior subordinated debentures were used to strengthen the capital position of the Bank and to accommodate current and future growth. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital, and have been included in the Tier I calculation accordingly. The debentures and related accrued interest represent the sole assets of the Trust II.

The trust preferred securities accrue and pay distributions quarterly, equal to 3-month LIBOR plus 1.60% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the trust preferred securities; (ii) the redemption price with respect to any trust preferred securities called for redemption by the Trust II, and (iii) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust II.

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

Note 15.	Stock Based Compensation

The Company adopted a Stock Incentive Plan in 2000 which currently authorizes 389,281 shares of the Company’s common stock for issuance under the Plan.  The Plan provides for the total number of shares authorized for issuance under the Plan to be increased upon the issuance of new shares by the Company by an amount equal to the difference between 15% of the total outstanding shares after the issuance of the new shares and the number of shares authorized for issuance prior to the issuance of the new shares.  The Plan is administered by the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and Bank. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the Board of Directors, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five-year vesting period. Pursuant to the Plan, no Incentive Stock Option may be granted more than ten years after February 15, 2000, the effective date of the Plan. As of December 31, 2011, there were 97,840 shares available for grant under this Plan as non-qualified stock options.

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

On August 24, 2011, the Company granted a restricted stock award to Michael G. Sanchez, Chief Executive Officer, for 6,500 shares of the Company’s common stock.  The restricted stock vests and becomes transferable on the later of the date when the Company has fully repaid all obligations under the TARP Capital Purchase Program or the two year anniversary date of the grant date of the restricted stock.  The restricted stock was granted to Mr. Sanchez as compensation for his service to the Company.  The ultimate cost to the Company from this grant will be $14,300, and will be expensed between August 24, 2011 and August 24, 2013.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2010. No options were granted during 2011.  Expected volatilities are based on historical volatility of the Company’s stock. The Company has not and does not expect to pay a dividend to common shareholders in the near future. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Years Ended December 31,
	2011	2010
Weighted average grant date fair value of options granted during the year	$—	$1.41
Assumptions used to estimate fair value:
Risk-free interest rate	—	2.680%
Dividend yield	—	0%
Expected volatility	—	35%
Expected life	—	7 years

Information pertaining to options outstanding at December 31, 2011 is as follows:

Options Outstanding			Options Fully Vested and Exercisable		Options Expected to Vest
Option Shares Outstanding	Average Remaining Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Number Expected To Vest	Weighted Average Exercise Price
11,576	0.1	8.64	11,576	8.64	—	—
4,879	0.4	10.76	4,879	10.76	—	—
2,324	1.3	11.84	2,324	11.84	—	—
11,576	1.4	10.65	11,576	10.65	—	—
1,653	3.6	7.50	1,653	7.50	—	—
3,150	4.6	7.50	3,150	7.50	—	—
13,650	4.9	7.50	13,650	7.50	—	—
12,781	5.5	19.05	12,781	19.05	—	—
21,000	5.8	7.50	16,800	7.50	4,200	7.50
3,000	7.0	5.31	1,800	5.31	1,200	5.31
10,222	7.8	3.63	4,088	3.63	6,134	3.63
116,400	8.4	3.40	23,280	3.40	93,120	3.40
212,211	6.5	$6.09	107,557	$8.50	104,654	$3.60

A summary status of the Company’s stock option plan as of December 31, 2011 and changes during the year is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, beginning of year	230,176	$6.02	7.4	$—
Granted during the year	—	—
Exercised during the year	—	—
Forfeited or expired during the year	(17,965)	5.25
Outstanding, end of year	212,211	6.09	6.5	—
Options exercisable at year end	107,557	8.50	4.8	—

The weighted-average grant-date fair value of options granted during the year 2010 was $1.41.  No options were granted during 2011. No options were exercised in 2011 or 2010.

A summary of the Company’s restricted stock awards as of December 31, 2011 and changes during the year is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares, December 31, 2010	23,000	$4.75
Granted	6,500	2.20
Vested	(1,000)	13.75
Nonvested restricted shares, December 31, 2011	28,500	$3.85

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes stock-based compensation expense on a straight-line basis over the options’ related vesting term. As of December 31, 2011, there was $239,264 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of shares vested during the years ended December 31, 2011 and 2010 was $147,881 and $126,559, respectively.

Note 16.	Commitments and Contingent Liabilities

Loan Commitments

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

From the September 2007 inception of the mortgage banking division through December 31, 2011, we have sold nearly 15,700 residential mortgage loans into the secondary market with a principal balance of just over $3.3 billion.  From this population of sold loans, the Bank has received notification from purchasers of a total of fourteen EPD claims, three in 2008, seven in 2009, three in 2010, and one in 2011. Beyond the initial payment to the purchasers of $73,700 upon receipt of the EPD claims, the maximum remaining exposure under investor claims of a representation and warranty breach would be the difference between the total loan amount and the liquidated value of the underlying collateral.  In the case of our 14 EPD claims received since the inception of mortgage banking operations, the aggregate loan balance was $2,360,000 and consisted of 14 single family residences. Original loan to value ratios ranged from 65% to 98% and loans with a loan to value ratio over 80% have a mortgage insurance policy in place. If repurchase was required in the future, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.  Because the risk of an EPD claim only exists during the first four payments after a loan is originated, we report the total of the most recent four months mortgage banking lending volume as our off balance sheet credit risk from EPD claims.

As discussed above, the representations and warranties in our loan sale agreements provide that we repurchase loans or indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. From the total population of sold loans, in four years of operations we have been required to settle eight make whole claims at a cost of $946,000, and we have repurchased three loans totaling $1,084,000.  The three repurchased loans are current and performing in accordance with their loan terms.

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

In recognition of risk from potential EPD claims and breaches of representations and warranties, an indemnification reserve has been established and maintained since mortgage banking loan sales began in late 2007 to cover potential costs. We have limited history of costs incurred, so additions to the reserve are made monthly based on a percentage of loan balances sold that month. This approach recognizes that the risk of indemnification costs will rise in relation to the level of loans sold. The balance in this indemnification reserve was $800,000 at December 31, 2011 and based on the Company’s modest historical loss experience and the current level of indemnification claims under review, management believes this level of reserve is adequate for potential exposure in connection with loan sale indemnification or EPD claims. However, we can provide no assurance that our methodology will not change and that the balance of this indemnification reserve will prove sufficient to cover actual costs in the future.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2011, and December 31, 2010:

	December 31,
	2011	2010
Commitments to extend credit	$15,980,000	$17,527,000
Standby letters of credit	$57,000	$347,000
Loans sold with representations and warranties	$448,104,000	$426,202,000

Contingencies

The Company has, from time to time, various lawsuits and claims arising from the conduct of its business. Such items are not expected to have any material adverse effect on the financial position or results of operations of the Company.

Note 17.	Concentrations of Credit

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

Note 18.	Shareholders’ Equity and Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Company and the Bank exceed all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

In addition to the foregoing regulatory capital requirements, in light of current market conditions and the Bank’s current risk profile, the Bank has determined that it must achieve and maintain a minimum ratio of total capital to risk-weighted assets of 12% and a minimum leverage ratio of 8% to be considered well capitalized.

The actual capital amounts and ratios are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital to Risk Weighted Assets
Consolidated	$41,591,729	16.47%	$20,197,195	8.00%	---N/A---
CBC National Bank	$41,256,827	16.34%	$20,198,400	8.00%	$25,248,000	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	$38,400,646	15.21%	$10,098,597	4.00%	---N/A---
CBC National Bank	$38,065,744	15.08%	$10,099,200	4.00%	$15,148,800	6.00%
Tier I Capital to Average Assets
Consolidated	$38,400,646	8.46%	$18,152,380	4.00%	---N/A---
CBC National Bank	$38,065,744	8.39%	$18,152,920	4.00%	$22,691,150	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital to Risk Weighted Assets
Consolidated	$41,747,835	15.13%	$22,077,505	8.00%	---N/A---
CBC National Bank	$40,021,670	14.50%	$22,079,840	8.00%	$27,599,800	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	$38,257,835	13.86%	$11,038,753	4.00%	---N/A---
CBC National Bank	$36,531,670	13.24%	$11,039,920	4.00%	$16,559,880	6.00%
Tier I Capital to Average Assets
Consolidated	$38,257,835	8.96%	$17,081,161	4.00%	---N/A---
CBC National Bank	$36,531,670	8.57%	$17,052,411	4.00%	$21,315,514	5.00%

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

On December 5, 2008, Coastal issued and sold 9,950 preferred shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “TARP preferred stock”), along with a Warrant to purchase common stock to the United States Department of the Treasury (the “Treasury”) as part of the Capital Purchase Program (“CPP”). The Treasury’s investment in Coastal is part of the government’s program to provide capital to the healthy financial institutions that are the core of the nation’s economy in order to increase the flow of credit to consumers and businesses and provide additional assistance to distressed homeowners facing foreclosure. The TARP preferred stock has an annual 5% cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after February 14, 2014. Dividends compound if they accrue in arrears. The Board has approved and Coastal paid all dividends on the CPP preferred through November 15, 2010. However, pursuant to the MOU entered into with the Federal Reserve Board, the Company is prohibited from paying dividends on its TARP preferred stock without prior regulatory approval.

The MOU also prohibits the Company from paying interest on its trust preferred securities without prior regulatory approval.  The Company has not been successful in obtaining the required regulatory approval to pay interest on its trust preferred securities since December 2010.  As a result, pursuant to the terms of the trust preferred securities, the Company has elected to defer all interest payments that have become due and payable on its trust preferred securities since the fourth quarter of 2010.  Pursuant to the terms of the trust preferred securities, absent authorization of a majority of the holders of the outstanding trust preferred securities, the Company is prohibited from paying dividends on its TARP preferred stock until the Company pays all interest payments due and payable on the trust preferred securities.  As a result, the Company cannot pay dividends on its TARP preferred stock without breaching the terms of its trust preferred securities, and so the Company has not paid the last four TARP dividend payments that were due in February 2011, May, 2011, August 2011, and November 2011.

On February 17, 2011, the Federal Reserve Bank denied our request to pay dividends on our TARP preferred stock and interest on our trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments. Cash dividends on the TARP preferred stock are cumulative and accrue and compound on each subsequent payment date. At December 31, 2011, we had unpaid TARP preferred stock dividends in arrears of $497,500 plus interest on the unpaid dividends of $12,645. If we miss six quarterly dividend payments on the TARP preferred stock, whether or not consecutive, the Treasury will have the right to appoint two directors to Coastal’s board of directors until all accrued but unpaid dividends have been paid.

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

The TARP preferred stock and Warrant qualify as Tier 1 capital and are presented in permanent equity on the Consolidated Statement of Condition in the amounts of $9,651,627 and $501,475, respectively. Proceeds were allocated between TARP preferred stock and Warrants based on the proportional fair value of each.  The fair value of the TARP preferred stock was calculated using a discounted cash flow model assuming a five year life, a 5% dividend rate and a comparable discount interest rate of 12%. The Preferred Share discount is being amortized over five years.

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

Note 19.	Fair Value

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$22,505,649	$199,805	$21,200,948	$1,104,896
Loans held for sale	36,122,381	––	36,122,381	––
Derivative asset positions	806,184	––	806,184	––
Total fair value of assets measured on a recurring basis	$59,434,214	$199,805	$58,129,513	$1,104,896
Liabilities:
Derivative liability positions	$716,986	$––	$716,986	$––
Total fair value of liabilities measured on a recurring basis	$716,986	$––	$716,986	$––

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$37,720,495	$408,363	$37,312,132	$––
Loans held for sale	55,336,007	––	54,286,053	1,049,954
Derivative asset positions	763,457	––	763,457	––
Total fair value of assets measured on a recurring basis	$93,819,959	$408,363	$92,361,642	$1,049,954
Liabilities:
Derivative liability positions	$1,403,004	$––	$1,403,004	$––
Total fair value of liabilities measured on a recurring basis	$1,403,004	$––	$1,403,004	$––

The table below presents a reconciliation of level 3 assets as of December 31, 2011 and 2010.

	2011	2010
Balance, beginning of year	$1,049,954	$542,791
Total gains included in net income	88,110	160,089
Issuances	11,020,038	29,318,820
Sales	(11,053,206)	(28,971,746)
Transfers in or out of Level 3	––	––
Balance, end of year	$1,104,896	$1,049,954

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

The table below presents the Company’s assets for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the year ended December 31, 2011
Assets:
Impaired loans	$14,861,500	$––	$––	$14,861,500	$––
Other real estate owned	15,423,903	––	––	15,423,903	(3,369,170)
Total fair value of assets measured on a nonrecurring basis	$30,285,403	$––	$––	$30,285,403	$(3,369,170)

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

The following methods and assumptions were used in this analysis in estimating the fair value of financial instruments:

•
Cash, due from banks, interest-bearing deposits in banks, federal funds sold, and securities sold under agreement to repurchase: The carrying amount of cash, due from banks, interest-bearing deposits in banks, federal funds sold, federal funds purchased, and securities sold under agreement to repurchase approximates fair value.

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

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and interest-bearing deposits in banks	$4,090,167	4,090,167	$2,229,832	2,229,832
Federal funds sold	243,046	243,046	185,258	185,258
Securities available for sale	22,505,649	22,505,649	37,720,495	37,720,495
Securities held to maturity	––	––	2,000,000	2,056,807
Restricted equity securities	5,136,250	5,136,250	4,472,500	4,472,500
Loans held for sale	36,122,381	36,122,381	55,336,007	55,336,007
Loans, net	249,445,716	246,790,693	261,592,712	258,660,152
Derivative asset positions	806,184	806,184	763,457	763,457
Accrued interest receivable	954,797	954,797	1,130,560	1,130,560

Financial liabilities:
Deposits	354,671,346	356,151,418	346,050,279	348,358,038
Securities sold under agreement to repurchase	8,766,000	8,766,000	––	––
Other borrowings	68,447,000	70,724,008	37,000,000	40,303,524
Junior subordinated debentures	7,217,000	7,217,000	7,217,000	7,223,552
Derivative liability positions	716,986	716,986	1,403,004	1,403,004
Accrued interest payable	681,054	681,054	424,654	424,654

Note 20.	Derivative Financial Instruments

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

The following tables include the notional amounts and realized gain (loss) for mortgage banking derivatives recognized in mortgage banking income for the periods ending December 31, 2011 and December 31, 2010:

Derivatives not designated as hedging instruments (in thousands)	December 31, 2011	December 31, 2010
Mandatory forward sales contracts
Notional amount	$97,395	$105,001
Loss on change in market value of mandatory forward sales contracts	$(259)	$(361)
Derivative asset balance included in other assets	$196	$651
Derivative liability balance included in other liabilities	$456	$1,012

Best efforts forward sales contracts
Notional amount	$50,890	$4,454
Gain (loss) on change in market value of best efforts forward sales contracts	$(107)	$78
Derivative asset balance included in other assets	$81	$78
Derivative liability balance included in other liabilities	$188	$––

Rate lock loan commitments
Notional amount	$141,330	$64,691
Gain (loss) on change in market value of rate lock commitments	$456	$(357)
Derivative asset balance included in other assets	$529	$34
Derivative liability balance included in other liabilities	$73	$391

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

Note 21.	Supplemental Segment Information

The Bank has three reportable segments: community banking, SBA lending, and mortgage banking operations. The community banking segment provides traditional banking services offered through the Bank’s branch locations, including limited retail residential mortgage banking origination activity at selected branch locations.

Prior to January 2011, SBA lending revenues and expenses were included within the totals for the community banking segment.  At the beginning of 2011 the SBA lending division results were isolated to monitor and evaluate the impact of this division on total bank results.  After evaluating the impact of the SBA lending division on the Bank’s results during the first six months of 2011, it became apparent that this division should be a separate reportable segment, and so it is included as such.

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

The mortgage banking operations segment originates residential mortgage loans submitted through a network of independent mortgage brokers, a modest level of retail loan originations from an internet leads based business channel, and beginning in April 2011 from a national network of fourteen traditional retail mortgage lending branches.  Most of these loans are sold to various investors on the secondary market while a limited number of loans are retained in the Bank’s loan portfolio. All wholesale and internet retail mortgage banking activity is conducted in the Bank’s mortgage banking offices in Atlanta, Georgia, as is the national retail mortgage lending administration function.  The fourteen retail lending branches are located in California, Connecticut, Florida, Kansas, Maryland, Michigan, New York, and Ohio, and are staffed by 184 new employees hired during 2011.

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

(In thousands)	Community Banking		SBA Lending Operations			Mortgage Banking Operations
Year ended December 31,	2011	2010	2011	2010		2011	2010
Interest income	$12,828	$16,185	$1,084	$	*	$3,968	$3,207
Interest expense	3,624	5,903	36		*	1,573	1,543
Net interest income	9,204	10,282	1,048		*	2,395	1,664
Provision for loan losses	2,543	2,654	192		*	130	42
Net interest income after provision	6,661	7,628	856		*	2,265	1,622
Non interest income	1,080	2,746	3,481		*	16,101	8,046
Non interest expense	14,698	15,823	1,398		*	14,040	6,478
Net income (loss) before tax expense (benefit)	(6,957)	(5,449)	2,939		*	4,326	3,190
Income tax expense (benefit)	(2,187)	595	852		*	1,286	953
Net income (loss)	$(4,770)	$(6,044)	$2,087	$	*	$3,040	$2,237
________
*SBA Lending Operations revenues and expenses were included in Community Banking totals during 2010.

Note 22.	Condensed Financial Information of Coastal Banking Company (Parent Company Only)

Condensed Balance Sheets

	December 31,
	2011	2010
Assets
Cash and due from banks	$1,491,776	$2,041,519
Investment in Coastal Banking Company Statutory Trust I & II	217,000	217,000
Investment in subsidiary bank	40,043,648	38,525,590
Other assets	13,367	3,110
Total assets	$41,765,791	$40,787,219

Liabilities
Junior subordinated debentures	$7,217,000	$7,217,000
Other liabilities	1,387,241	535,464
Total liabilities	8,604,241	7,752,464

Shareholders’ Equity
Shareholders’ equity	33,161,550	33,034,755
Total liabilities and shareholders’ equity	$41,765,791	$40,787,219

Condensed Statements of Operations

	For the years ended December 31,
	2011	2010
Income
Interest income	$25,673	$33,970
Other income	4,558	46,272
Total income	30,231	80,242

Expenses
Interest expense	350,534	397,223
Other operating expenses	770,547	970,673
Total expense	1,121,081	1,367,896

Loss before income tax expense (benefits) and equity in undistributed earnings (loss) of subsidiary	(1,090,850)	(1,287,654)

Income tax expense (benefits)	(49,202)	1,126,470

Loss before equity in undistributed earnings (loss) of subsidiary	(1,041,648)	(2,414,124)

Equity in undistributed earnings (loss) of subsidiary	1,398,872	(1,392,449)

Net income (loss)	$357,224	$(3,806,573)

Condensed Statements of Cash Flows

	For the years ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$357,224	$(3,806,573)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed (income) loss of Bank	(1,398,872)	1,392,449
Depreciation and amortization	—	22,781
Stock-based compensation expense	147,881	126,559
Change in other assets and liabilities	344,024	281,492
Net cash used in operating activities	(549,743)	(1,983,292)

Cash flows from investing activities:
Proceeds from sale of real estate	—	1,420,000
Net cash provided by investing activities	—	1,420,000

Net decrease in cash and due from banks	(549,743)	(563,292)
Cash and due from banks at beginning of year	2,041,519	2,604,811
Cash and due from banks at end of year	$1,491,776	$2,041,519

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that Coastal Banking Company, Inc. maintained effective internal control over financial reporting as of December 31, 2011.

There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information for this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2012, under the headings “Proposal I: Election of Directors,” “Code of Ethics,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2012, under the heading “Compensation” and are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The responses to this Item are included, in part, in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2012, under the heading “Security Ownership of Certain Beneficial Owners and Management” and are incorporated herein by reference.

Equity Compensation Plans

The table below sets forth information regarding shares of the Company’s common stock authorized for issuance under the following equity compensation plans and agreements:

•	Coastal Banking Company, Inc. 2000 Stock Incentive Plan (the “Coastal Plan”)

•	First Capital Bank Holding Corporation 1999 Stock Option Plan (the “First Capital Plan”)

•	Coastal Banking Company, Inc. Stock Warrant Agreements

Equity Compensation Plan Information

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance
Equity Plans Approved by Security Holders	212,211	(1)	$6.09	97,840	(2)
Equity Compensation Plans Not Approved by Security Holders	205,579		7.26	––
Total	417,790		6.67	97,840

———————
(1)	Includes 205,008 shares subject to options issued under the Coastal Plan and 7,203 shares subject to options issued under the First Capital Plan.

(2)
Reflects shares available for issuance under the Coastal Plan. No shares are available for issuance under the First Capital Plan. The total number of shares authorized for issuance under the Coastal Plan automatically increases each time the Company issues additional shares of common stock, so that the aggregate number of shares authorized for issuance continues to equal 15% of the total number of outstanding shares of the Company’s common stock. The total number of shares authorized for issuance under the Coastal Plan as of December 31, 2011 was 389,281.

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

Stock Warrants

In conjunction with our participation in the TARP CPP, Treasury received an immediately exercisable Warrant to purchase 205,579 shares of the Company’s common stock with an exercise price of $7.26 per share. The Warrant is fully vested as of execution of the TARP agreement on December 5, 2008. The Warrant expires December 5, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 23, 2012, under the headings “Relationships and Related Transactions” and “Compensation” and are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2012, under the heading “Independent Registered Public Accounting Firm” and are incorporated herein by reference.

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

4.9	Form of Certificate for the Series A Preferred Shares (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on December 5, 2008, File No. 000-28333)
4.10
Warrant to purchase up to 205,579 shares of common stock, dated December 5, 2008 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed on December 5, 2008, File No. 000-28333)

10.1	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-86371).*
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

10.17	Restricted Stock Award for Michael G. Sanchez, dated May 26, 2010 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on June 2, 2010, File No. 000-28333)*
10.18	Restricted Stock Award for Michael G. Sanchez, dated August 24, 2011 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on September 22, 2011, File No. 000-28333)*
10.19	Employment Agreement, dated September 4, 2007, between First National Bank of Nassau County and Charles K. Wagner, Jr.*
10.19.1	First Amendment to Employee Agreement, dated December 16, 2008, between First National Bank of Nassau County and Charles K. Wagner, Jr.*
10.19.2	Second Amendment to Employee Agreement, dated September 2, 2010, between CBC National Bank (formerly known as and currently doing business as First National Bank of Nassau County) and Charles K. Wagner, Jr.*
21.1	Subsidiaries of the Company
23.1	Consent of Certified Public Accountants.
24.1	Power of Attorney (contained as part of the signature pages herewith)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Certification of Compliance with EESA Section 111 by Chief Executive Officer
99.2	Certification of Compliance with EESA Section 111 by Chief Financial Officer

———————
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coastal Banking Company, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL BANKING COMPANY, INC.

Date: March 16, 2012	By:	/s/ Michael G. Sanchez
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

Signature	Title	Date

/s/ CHRISTINA H. BRYAN	Director	March 16, 2012
Christina H. Bryan

/s/ SUELLEN RODEFFER GARNER	Chairman of the Board of Directors	March 16, 2012
Suellen Rodeffer Garner

/s/ PAUL R. GARRIGUES	Chief Financial Officer	March 16, 2012
Paul R. Garrigues **

/s/ MARK B. HELES	Director	March 16, 2012
Mark B. Heles

/s/ JAMES W. HOLDEN, JR.	Director	March 16, 2012
James W. Holden, Jr.

Signature	Title	Date

/s/ Ladson F. Howell	Vice Chairman of the Board of Directors	March 16, 2012
Ladson F. Howell

/s/ JAMES C. KEY	Director	March 16, 2012
James C. Key

/s/ Robert B. Pinkerton	Director	March 16, 2012
Robert B. Pinkerton

/s/ Michael G. Sanchez	President, Chief Executive Officer And Director	March 16, 2012
Michael G. Sanchez*

/s/ Edward E. Wilson	Director	March 16, 2012
Edward E. Wilson

/s/ Marshall E. Wood	Director	March 16, 2012
Marshall E. Wood
______
*      Principal Executive Officer
**    Principal Financial and Accounting Officer