Form 10-Q
period 2012-03-31
COASTAL BANKING CO INC
filed 2012-05-10
CIK 1093897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

        ☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,597,207 shares of common stock, $.01 par value, were issued and outstanding on May 10, 2012.

PART 1.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Coastal Banking Company
Consolidated Balance Sheets
March 31, 2012 and December 31, 2011

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Cash and due from banks	$6,346,319	$3,611,404
Interest-bearing deposits in banks	5,433,099	478,763
Federal funds sold	137,688	243,046
Securities available for sale, at fair value	18,476,408	22,505,649
Restricted equity securities, at cost	5,141,550	5,136,250
Loans held for sale, at fair value	46,773,200	36,122,381

Loans, net of unearned income	249,074,531	254,667,452
Less allowance for loan losses	5,813,232	5,221,736
Loans, net	243,261,299	249,445,716

Premises and equipment, net	7,346,976	7,309,083
Cash surrender value of life insurance	1,994,077	1,974,210
Intangible assets	17,365	22,651
Other real estate owned	18,313,315	15,423,903
Loan sales receivable	75,046,674	126,592,128
Other assets	9,946,800	8,734,053
Total assets	$438,234,770	$477,599,237
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$22,656,969	$20,476,198
Interest-bearing	340,013,865	334,195,148
Total deposits	362,670,834	354,671,346

Securities sold under agreements to repurchase	––	8,766,000
Other borrowings	28,000,000	68,447,000
Junior subordinated debentures	7,217,000	7,217,000
Other liabilities	7,116,517	5,336,341
Total liabilities	405,004,351	444,437,687

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, par value $.01; 10,000,000 shares authorized; 9,950 shares issued and outstanding at March 31, 2012 and December 31, 2011	9,669,758	9,651,627
Common stock, par value $.01; 10,000,000 shares authorized; 2,595,207 shares issued and outstanding at March 31, 2012 and December 31, 2011	25,952	25,952
Additional paid-in capital	41,418,869	41,395,811
Accumulated deficit	(18,353,563)	(18,510,653)
Accumulated other comprehensive income	469,403	598,813
Total shareholders’ equity	33,230,419	33,161,550
Total liabilities and shareholders’ equity	$438,234,770	$477,599,237

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company
Consolidated Statements of Operations
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
Interest income:
Interest and fees on loans	$4,327,947	$3,963,074
Interest on taxable securities	212,865	343,385
Interest on nontaxable securities	2,018	50,908
Interest on deposits in other banks	2,072	6,546
Interest on federal funds sold	334	433
Total interest income	4,545,236	4,364,346

Interest expense:
Interest on deposits	868,222	1,031,478
Interest on junior subordinated debentures	54,642	97,624
Interest on other borrowings	226,912	310,345
Total interest expense	1,149,776	1,439,447

Net interest income	3,395,460	2,924,899
Provision for loan losses	1,017,000	515,000
Net interest income after provision for loan losses	2,378,460	2,409,899

Noninterest income:
Service charges on deposit accounts	77,902	110,738
Other service charges, commissions and fees	75,202	72,777
SBA loan income	941,771	849,854
Mortgage banking income	9,293,780	1,368,494
Gain on sale of securities available for sale	141,019	––
Income from investment in life insurance contracts	19,867	20,194
Other income	67,656	28,266
Total other income	10,617,197	2,450,323

Noninterest expenses:
Salaries and employee benefits	7,285,191	2,164,968
Occupancy and equipment expense	573,363	339,315
Advertising fees	1,406,559	49,660
Amortization of intangible assets	5,286	11,505
Audit fees	129,897	99,647
Data processing fees	322,718	251,031
Director fees	35,550	51,700
FDIC insurance expense	161,491	215,569
Legal and other professional fees	271,843	244,825
OCC examination fees	48,460	43,758
Other real estate expenses	787,475	657,485
Other operating	1,458,169	674,396
Total other expenses	12,486,002	4,803,859

Income before income taxes	509,655	56,363
Income tax expense	210,060	41,131
Net income	$299,595	$15,232

Preferred stock dividends	142,505	141,473
Net income (loss) available to common shareholders	$157,090	$(126,241)
Basic and diluted earnings (loss) per share available to common shareholders	$.06	$(.05)

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
Net income	$299,595	$15,232
Other comprehensive loss, net of tax:
Net unrealized holding losses arising during period, net of tax benefit of $18,719 and $63,646	(36,337)	(123,548)
Reclassification adjustment for gains included in net income, net of tax of $47,946	(93,073)	––
Total other comprehensive loss	(129,410)	(123,548)
Comprehensive income (loss)	$170,185	$(108,316)

See accompanying notes to unaudited consolidated financial statements.

Coastal Banking Company
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$299,595	$15,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	176,513	178,772
Amortization of intangible assets	5,286	11,505
Stock-based compensation expense	23,058	36,301
Provision for loan losses	1,017,000	515,000
Gain on sale of securities available for sale	(141,019)	—
Net decrease in loan sales receivable	51,545,454	10,698,601
Write downs and losses on sale of other real estate owned	661,350	496,940
Proceeds from sales of other real estate owned	1,365,809	2,335,450
Increase in cash value of life insurance	(19,867)	(20,194)
Originations of mortgage loans held for sale	(435,337,953)	(173,347,037)
Proceeds from sales of mortgage loans held for sale	433,980,914	204,707,727
Net decrease in interest receivable	68,736	26,227
Net increase in interest payable	88,922	134,572
SBA loan income	(941,771)	(849,854)
Mortgage banking income	(9,293,780)	(1,368,494)
Net other operating activities	1,293,833	2,103,798
Net cash provided by operating activities	44,792,080	45,674,546

Cash flows from investing activities:
Net increase in interest-bearing deposits in banks	(4,954,336)	(16,336,346)
Net (increase) decrease in federal funds sold	105,358	(183,293)
Proceeds from maturities of securities available for sale	2,349,741	3,712,454
Proceeds from sale of securities available for sale	1,554,287	—
Net change in restricted equity securities	(5,300)	15,000
Net decrease in loans	250,846	915,089
Purchase of premises and equipment	(144,249)	(87,669)
Net cash used in investing activities	(843,653)	(11,964,765)

Cash flows from financing activities:
Net increase (decrease) in deposits	7,999,488	(21,989,509)
Net decrease in securities sold under agreements to repurchase	(8,766,000)	—
Proceeds from other borrowings	7,000,000	—
Repayment of other borrowings	(47,447,000)	(8,500,000)
Net cash used in financing activities	(41,213,512)	(30,489,509)

Net increase in cash and due from banks	2,734,915	3,220,272
Cash and due from banks at beginning of period	3,611,404	1,823,132
Cash and due from banks at end of period	$6,346,319	$5,043,404

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,060,854	$1,304,875
Cash paid during the year for income taxes	$14,062	$106,000

Noncash Transactions:
Principal balances of loans transferred to other real estate owned	$4,916,571	$2,682,586

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements – March 31, 2012 and 2011 (Unaudited) and December 31, 2011

Note 1 - Basis of Presentation

Coastal Banking Company, Inc. (the “Company”) is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for CBC National Bank (the “Bank”). The Bank commenced business on May 10, 2000 as Lowcountry National Bank. The Company acquired First National Bank of Nassau County, which began its operations in 1999, through its merger with First Capital Bank Holding Corporation (“First Capital”) on October 1, 2005. On October 27, 2006, the Company acquired the Meigs, Georgia office of the Bank through merger of Cairo Banking Co. with and into the Bank. On August 10, 2008, Lowcountry National Bank and First National Bank of Nassau County merged into one charter. Immediately after the merger, the name of the surviving bank was changed to CBC National Bank and the main office relocated to 1891 South 14th Street, Fernandina Beach, Nassau County, Florida. The Bank’s branches did business under the trade names “Lowcountry National Bank,” “First National Bank of Nassau County,” and “The Georgia Bank” in their respective markets.  During 2011, the Florida and Georgia Bank branches replaced their local market trade names with CBC National Bank, and the South Carolina branches replaced their local trade name during the first quarter of 2012.  The Bank provides full commercial banking services to customers throughout Beaufort County, South Carolina; Nassau County, Florida; and Thomas County, Georgia and is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Bank also has loan production offices in Savannah, Georgia and Jacksonville, Florida, as well as a residential mortgage banking division headquartered in Atlanta, Georgia. The mortgage banking division operates thirteen retail residential loan production offices in California, Connecticut, Florida, Georgia, Kansas, Maryland, New Jersey, New York, and Ohio.

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

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they omit disclosures which would substantially duplicate those contained in the Annual Report on Form 10-K for the year ended December 31, 2011.  The financial statements as of March 31, 2012 and for the interim periods ended March 31, 2012 and 2011 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The financial information as of December 31, 2011 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2011 annual report to shareholders on Form 10-K as filed with the Securities and Exchange Commission.

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

ASC Topic 820 “Fair Value Measurement.”  New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurement” amended prior guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The new authoritative guidance clarifies the highest and best use and valuation premise, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, measuring the fair value of financial instruments that are managed within a portfolio, and the application of premiums and discounts in a fair value measurement. The new authoritative guidance also requires additional disclosures about fair value measurements. The Company adopted this new guidance on January 1, 2012 and it did not have an impact on the Company’s statements of income and financial condition.

ASC Topic 220 “Comprehensive Income.”  New authoritative accounting guidance under ASC Topic 220, “Comprehensive Income” amended prior guidance to increase the prominence of items reported in other comprehensive income.  The new guidance requires that all changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance does not change the items that must be reported in other comprehensive income.  The Company adopted this new guidance on January 1, 2012 and it did not have an impact on the Company’s statements of income and financial condition.

Note 2 -Regulatory Oversight, Capital Adequacy, Operating Results, Liquidity and Management’s Plans

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

Capital Adequacy

As of March 31, 2012, the Bank exceeded all of the regulatory capital ratio levels to be categorized as “well capitalized.”  In light of current market conditions and the Bank’s current risk profile, the Bank has determined that it must achieve and maintain a minimum ratio of total capital to risk-weighted assets of 12% and a minimum leverage ratio of 8% to be considered well capitalized under these market conditions.  The Bank exceeded these internal capital ratios as well.

Key to our efforts to maintain existing capital adequacy was the need for the Bank to return to profitability through a continued focus on increasing core earnings and decreasing the levels of adversely classified and nonperforming assets. Management has pursued a number of strategic alternatives to improve the core earnings of the Bank and to reduce the level of classified assets. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level of nonperforming assets are potential barriers to the success of these strategies. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Bank is unable to successfully execute its plans or adequately address regulatory concerns in a sufficient and timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position.

Operating Results

The Company recorded net income of $300,000 for the three months ended March 31, 2012 compared to net income of $15,000 for the three months ended March 31, 2011.  The increase in current year net income is a result of higher mortgage banking income, partially offset by higher direct mortgage costs, including salaries and benefits and advertising costs.  During both periods, we experienced excessive levels of nonperforming assets, which caused the Company to record increased carrying costs on foreclosed properties and losses on the sale of foreclosed properties. Carrying costs on foreclosed assets are expected to remain elevated throughout 2012 as the Company continues to liquidate these nonperforming assets.

Management has implemented a number of actions in an effort to improve earnings, including continued emphasis on non-interest income from mortgage banking and small business lending activity, significant reductions to the cost of interest bearing liabilities and strict controls over other operating expenses.  These actions have been effective in improving core earnings in 2011 and 2012; however, asset quality charges throughout the period continued to negatively impact earnings.  Management will continue to focus on asset quality levels as concerns remain that the existing negative economic conditions may worsen, resulting in continued losses that will hinder our ability to return to profitability and further erode capital levels.

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

The primary sources of liquidity are cash and cash equivalents, deposits, scheduled repayments of loans, unpledged investment securities, available borrowing facilities and proceeds from loan sales receivable.  Within deposits we utilize retail deposits from our branch locations, a modest level of brokered deposits, CDARS reciprocal deposits and deposits from other insured depository institutions.  The Agreement requires that our brokered deposits, excluding reciprocal CDARs, not exceed 10% of our total deposits, which is consistent with our existing internal liquidity policy.  As a result of our existing internal liquidity policy, we have been and anticipate continuing to be in compliance with the brokered deposit limitation provision of the Agreement.  Although the FDIC Call Report defines CDARS reciprocal deposits as brokered deposits, CDARS reciprocal deposits are excluded from the brokered deposit limitation provision in the Agreement.  At March 31, 2012 we have the capacity to raise up to an additional $10,064,000 in brokered deposits, if needed, and continue to remain in compliance with the 10% limitation in the Agreement.  Our borrowing facilities include collateralized repurchase agreements and unsecured federal funds lines with correspondent banks, as well as borrowing agreements with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank collateralized by pledged loans and securities.

As of March 31, 2012, the Company had $172.3 million in total borrowing capacity, of which we had utilized $56.3 million or 32.7%, leaving remaining available liquidity of $116 million.  Additionally, loans available for sale are considered by management as a key source of liquidity as a result of the speed with which these loans are sold and settled for cash.  Management expects that, on average, loans originated for sale will be sold and converted to cash within 18 to 20 business days after the loan is originated.  The balance of loans available for sale averaged just over $133 million during the first three months of 2012.  Accordingly, in the event of a liquidity crisis, we anticipate having the ability to slow or stop loan origination activity to allow the loans available for sale to convert into cash. Based on current and expected liquidity needs and sources, management expects the Company to be able to meet all obligations as they become due.

Note 3 – Earnings (losses) Per Share

The following table sets forth the computation of basic and diluted earnings (losses) per share for the three months ended March 31.

	For the three months ended March 31,
	2012	2011
Net income	$299,595	$15,232
Preferred stock dividends	(142,505)	(141,473)
Net income (loss) available to common shareholders	$157,090	$(126,241)

Weighted average common shares	2,583,885	2,571,735
Effect of dilutive securities	360	––
Diluted average common shares	2,584,245	2,571,735

Earnings (losses) per common share	$0.06	$(0.05)
Diluted earnings (losses) per common share	$0.06	$(0.05)

Note 4 – Investment Securities

Investment securities are as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$70,547	$5,404	$—	$75,951
Mortgage-backed securities	17,694,644	712,534	(6,721)	18,400,457
	$17,765,191	$717,938	$(6,721)	$18,476,408

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal securities	$1,800,628	$119,336	$—	$1,919,964
Mortgage-backed securities	19,797,729	797,364	(9,408)	20,585,685
	$21,598,357	$916,700	$(9,408)	$22,505,649

The following table shows gross unrealized losses and fair value of securities, aggregated by category and length of time that the securities have been in a continuous unrealized loss position, at March 31, 2012.

Investment securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$1,276,266	$(6,721)	$1,276,266	$(6,721)
Total	$—	$—	$1,276,266	$(6,721)	$1,276,266	$(6,721)

As of March 31, 2012, two individual securities available for sale were in a continuous loss position for twelve months or more. The Company has reviewed these investment securities in accordance with its accounting policy for other than temporary impairment and believes, based on industry analyst reports and credit ratings, that the deterioration in value, as of March 31, 2012, was attributable to changes in market interest rates, and not due to the specific credit quality of the issuer. The unrealized loss is considered temporary because the security issuer carries an acceptable credit profile and the repayment sources of principal and interest are backed by the full faith and credit of the U.S. Government. The Company has the ability and intent to hold this security until such time as the value recovers or the security matures.

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

As of December 31, 2011, one individual security available for sale was in a continuous loss position for twelve months or more. The Company has reviewed this investment security in accordance with its accounting policy for other than temporary impairment and believes, based on industry analyst reports and credit ratings, that the deterioration in value, as of December 31, 2011, was attributable to changes in market interest rates, and not due to the specific credit quality of the issuer. The unrealized loss is considered temporary because the security issuer carries an acceptable credit profile and the repayment sources of principal and interest are backed by the full faith and credit of the U.S. Government. The Company has the ability and intent to hold this security until such time as the value recovers or the security matures.

In addition, as of December 31, 2011 we recorded an other-than-temporary impairment loss on one municipal security that was in a continuous loss position for over twelve months.  The deterioration was due to the specific credit quality of the issuer, and management sold the security during the first quarter of 2012.  Because the security’s amortized cost was reduced to equal its fair value at December 31, 2011, it was not included in the unrealized loss table above.

The amortized cost and estimated fair value of investment securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale
Due from five to ten years	$51,383	$55,865
Due after ten years	19,164	20,086
Mortgage-backed securities	17,694,644	18,400,457
	$17,765,191	$18,476,408

Securities were pledged to secure public deposits and Federal Home Loan Bank borrowings with an amortized cost and fair value of $9,313,000 and $9,889,000, respectively, as of March 31, 2012 and $9,147,000 and $9,722,000, respectively, as of December 31, 2011.  Pledged securities may not be sold without first pledging replacement securities and obtaining consent of the party to whom the securities are pledged.

Securities were sold under agreement to repurchase with an amortized cost and fair value of $9,433,000 and $9,640,000, respectively, as of December 31, 2011.  No securities were sold under agreement to repurchase as of March 31, 2012.

Gains and losses on sales of securities available for sale consist of the following:

	For the Three Months Ended March 31,
	2012	2011
Gross gains on sales of securities	$147,342	$—
Gross losses on sales of securities	(6,323)	—
Net realized gains on sales of securities available for sale	$141,019	$—

Note 5 — Loans and allowance for loan losses

The composition of loans is summarized as follows:

	March 31, 2012	December 31, 2011
Commercial and financial	$11,353,979	$15,039,027
Real estate – construction, commercial	35,139,169	39,760,844
Real estate – construction, residential	10,088,746	11,602,247
Real estate – mortgage, commercial	93,900,823	86,646,154
Real estate – mortgage, residential	96,952,817	99,918,177
Consumer installment loans	1,533,997	1,543,003
Other	105,000	158,000
Gross loans	249,074,531	254,667,452
Less: Allowance for loan losses	5,813,232	5,221,736
Net loans	$243,261,299	$249,445,716

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

	March 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial & agricultural	$231	$231	$—	$244	$1
Real estate - construction	3,381	4,174	—	3,403	—
Real estate - mortgage	5,178	5,519	—	5,186	46
With an allowance recorded:
Commercial, financial & agricultural	670	670	192	673	5
Real estate - construction	2,931	2,980	480	2,931	13
Real estate - mortgage	3,760	3,840	1,318	3,791	17
Total impaired loans:
Commercial, financial & agricultural	$901	$901	$192	$917	$6
Real estate - construction	$6,312	$7,154	$480	$6,334	$13
Real estate - mortgage	$8,938	$9,359	$1,318	$8,977	$63

	December 31, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial, financial & agricultural	$343	$343	$—	$274	$13
Real estate - construction	5,218	6,801	—	5,385	113
Real estate - mortgage	5,652	6,032	—	6,042	158
With an allowance recorded:
Commercial, financial & agricultural	510	510	98	1,375	54
Real estate - construction	2,838	2,870	213	2,809	94
Real estate - mortgage	4,461	4,721	826	4,393	92
Total impaired loans:
Commercial, financial & agricultural	$853	$853	$98	$1,649	$67
Real estate - construction	$8,056	$9,671	$213	$8,194	$207
Real estate - mortgage	$10,113	$10,753	$826	$10,435	$250

As of March 31, 2012, there are four restructured loans with a recorded investment of $2,451,000 included in the impaired loans table above, as required by GAAP, that management has not internally classified as impaired.  These loans are performing in accordance with their restructured terms such that we expect to recover all loan principal and interest, however, these loans meet the GAAP definition of a TDR.  While these loans meet the technical definition of a TDR and must therefore be classified as impaired under GAAP, management evaluates these loans as non-impaired.

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

b.)	A borrower’s financial condition has deteriorated to such an extent, or some condition exists, that makes collection of interest and/or principal in full unlikely in management’s opinion.
c.)	Foreclosure or legal action has been initiated as a result of default by the borrower on the terms of the debt.

The following is a summary of current, past due and nonaccrual loans:

	March 31, 2012
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and financial	$21	$––	$––	$161	$182	$11,172	$11,354
Real estate – construction, commercial	––	––	––	6,967	6,967	28,172	35,139
Real estate – construction, residential	––	––	––	104	104	9,985	10,089
Real estate – mortgage, commercial	––	––	––	4,669	4,669	89,232	93,901
Real estate – mortgage, residential	1,215	––	––	1,624	2,839	94,114	96,953
Consumer installment loans	1	––	––	2	3	1,531	1,534
Other	––	––	––	––	––	105	105
	$1,237	$––	$––	$13,527	$14,764	$234,311	$249,075

	December 31, 2011
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total Past Due & Nonaccrual	Current Loans	Total Loans
Commercial and financial	$22	$28	$––	$179	$229	$14,810	$15,039
Real estate – construction, commercial	444	––	––	8,705	9,149	30,612	39,761
Real estate – construction, residential	––	53	––	73	126	11,476	11,602
Real estate – mortgage, commercial	––	––	––	5,035	5,035	81,611	86,646
Real estate – mortgage, residential	676	––	––	1,922	2,598	97,320	99,918
Consumer installment loans	––	––	––	23	23	1,520	1,543
Other	––	3	––	––	3	155	158
	$1,142	$84	$––	$15,937	$17,163	$237,504	$254,667

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

A summary of loan credit quality is presented below:

(In thousands)	March 31, 2012
	Pass	Special Mention	Substandard	Total
Commercial and financial	$10,216	$456	$682	$11,354
Real estate – construction, commercial	24,497	520	10,122	35,139
Real estate – construction, residential	9,738	98	253	10,089
Real estate – mortgage, commercial	77,018	8,137	8,746	93,901
Real estate – mortgage, residential	90,697	2,661	3,595	96,953
Consumer installment loans	1,479	5	50	1,534
Other	105	––	––	105
	$213,750	$11,877	$23,448	$249,075

(In thousands)	December 31, 2011
	Pass	Special Mention	Substandard	Total
Commercial and financial	$14,166	$216	$657	$15,039
Real estate – construction, commercial	25,526	483	13,752	39,761
Real estate – construction, residential	11,331	53	218	11,602
Real estate – mortgage, commercial	69,713	7,065	9,868	86,646
Real estate – mortgage, residential	93,748	2,317	3,853	99,918
Consumer installment loans	1,491	12	40	1,543
Other	155	3	––	158
	$216,130	$10,149	$28,388	$254,667

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	Loans with Interest Only Payments
(In thousands)	March 31, 2012		December 31, 2011
Commercial and financial	$4,916	10%	$4,827	10%
Real estate – construction, commercial	14,080	30%	14,901	30%
Real estate – construction, residential	1,678	4%	2,691	5%
Real estate – mortgage, commercial	10,445	22%	10,143	21%
Real estate – mortgage, residential	16,304	34%	16,597	34%
Consumer installment loans	124	––%	128	––%
Other	105	––%	105	––%
	$47,652		$49,392

As shown above, we have a moderate concentration of interest only loans in our portfolio, and such loans are generally regarded as carrying a higher risk profile than fully amortizing loans.  It is important to note that none of the interest only loans in our portfolio allow negative amortization, nor do we have any loans with capitalized interest reserves.

	Geographic Concentration of Loan Portfolio
	March 31, 2012
(In thousands)	Florida	Georgia	South Carolina	Other
Commercial and financial	$5,876	$577	$4,753	$148
Real estate – construction, commercial	9,459	4,814	18,938	1,928
Real estate – construction, residential	3,497	871	5,494	227
Real estate – mortgage, commercial	36,394	16,219	39,287	2,001
Real estate – mortgage, residential	37,580	21,631	30,782	6,960
Consumer installment loans	449	343	663	79
Other	––	105	––	––
	$93,255	$44,560	$99,917	$11,343

	Geographic Concentration of Loan Portfolio
	December 31, 2011
(In thousands)	Florida	Georgia	South Carolina	Other
Commercial and financial	$5,760	$1,329	$7,790	$160
Real estate – construction, commercial	12,400	6,157	19,276	1,928
Real estate – construction, residential	3,696	2,114	5,560	232
Real estate – mortgage, commercial	34,962	12,888	36,781	2,015
Real estate – mortgage, residential	37,042	23,059	30,989	8,828
Consumer installment loans	507	327	684	25
Other	––	155	3	––
	$94,367	$46,029	$101,083	$13,188

We also monitor and evaluate several other loan portfolio characteristics at a total portfolio level rather than by major loan category.  These characteristics include:

Junior Liens – Loans secured by liens in subordinate positions tend to have a higher risk profile than loans secured by liens in the first or senior position.  At March 31, 2012 the Company held $20,901,000 of loans secured by junior liens, which represented approximately 8.4% of the total net loan portfolio.  Net loan charge-offs was $143,000 in the quarter ended March 31, 2012 for all loans secured by junior liens for an annualized loss rate of 2.7%.  At December 31, 2011 the Company held $21,470,000 of loans secured by junior liens which represented approximately 8.4% of the total net loan portfolio.  Historical loss experience as measured by net loan charge offs was $232,000 in the year ended December 31, 2011 for all loans secured by junior liens for an annualized loss rate of 1.1%.

High Loan to Value Ratios – Typically the Company will not originate a new loan with a loan to value (LTV) ratio in excess of 100%.  However, declines in collateral values can result in the case of an existing loan renewal with an LTV ratio in excess of 100% based on the current appraised value of the collateral.  In such cases the borrower may be asked to pledge additional collateral or to renew the loan for a lesser amount.  If the borrower lacks the ability to pay down the loan or provide additional collateral, but has the ability to continue to service the debt, the loan will be renewed with an LTV ratio in excess of 100%.  At March 31, 2012 the loan portfolio included 44 loans with an aggregate balance of $17,882,000, or 7.2% of the net loan portfolio, with LTV ratios in excess of 100%.  At December 31, 2011 the loan portfolio included 39 loans with an aggregate balance of $12,661,000, or 5.0% of the net loan portfolio, with LTV ratios in excess of 100%.

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

The types of changes that are made for troubled borrowers to restructure their obligations include the following:
●	Deferral of one or more scheduled loan payments to a future date
●	Temporary or permanent reduction of the loan interest rate
●	Conversion from principal and interest payment term to an interest only payment term on a temporary basis, or until maturity
●	Forgiveness of accrued but uncollected interest
●	Extension of loan maturity date
●	Reduction in principal due under the loan agreement

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

The following table provides a summary of all loans that are currently designated as restructured for regulatory purposes.

	March 31, 2012			December 31, 2011
Troubled debt restructurings	Number of loans	Recorded Investment	Unpaid Principal Balance	Number of loans	Recorded Investment	Unpaid Principal Balance
Commercial, financial & agricultural	2	$372,862	$372,862	2	$342,917	$342,917
Real estate – construction	14	7,931,144	8,150,517	9	6,342,581	6,639,087
Real estate – mortgage	7	1,311,655	1,311,655	13	5,062,359	5,189,288
Total troubled debt restructurings	23	$9,615,661	$9,835,034	24	$11,747,857	$12,171,292

The following table provides the payment status as of March 31, 2012 and March 31, 2011 of all loans that were restructured in the twelve month periods ending on those respective dates.

	March 31, 2012		March 31, 2011
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Restructured loans less than 30 days past due
Commercial, financial & agricultural	1	$87,878	1	$141,380
Real estate – construction	––	––	2	1,173,839
Real estate – mortgage	2	621,531	––	––
Total restructured loans less than 30 days past due	3	$709,409	3	$1,315,219
Restructured loans 30 days or more past due
Real estate – mortgage	––	––	1	280,173
Total restructured loans 30 days or more past due	––	$––	1	$280,173
Restructured loans on nonaccrual
Real estate – construction	1	31,067	1	1,462,825
Real estate – mortgage	5	2,675,594	3	502,074
Total restructured loans on nonaccrual	6	$2,706,661	4	$1,964,899

Loans classified as Special Mention or Substandard – Management evaluates all loan relationships periodically in order to assess the financial strength of the borrower and the value of any underlying collateral.  Loans that are found to have a potential or actual weakness are classified as special mention or substandard and subject to increased monitoring by management.  This typically includes frequent contact with the borrower to actively manage the borrowing relationship as needed to rehabilitate or mitigate the weakness identified.  At March 31, 2012, the Company had $35,325,000 in loans that were internally classified as Special Mention or Substandard, of which $28,290,000, or 80%, were either current or less than 30 days past due.  At December 31, 2011, the Company had $38,537,000 in loans that were internally classified as Special Mention or Substandard, of which $28,141,000, or 73%, were either current or less than 30 days past due.

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

An analysis of the activity in the allowance for loan losses is presented below:

	For the Three Months Ended March 31,
	2012	2011
Balance, beginning of year	$5,221,736	$6,007,690
Provision for loan losses	1,017,000	515,000
Loans charged off	(697,713)	(499,947)
Recoveries of loans previously charged off	272,209	93,301
Balance, end of period	$5,813,232	$6,116,044

The following tables provide additional information concerning changes to the allowance for loan losses within major loan categories:

	For the Three Months Ended March 31, 2012
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total
Allowance balance, beginning of year	$644	$1,231	$3,041	$26	$280	$5,222
Loans charged off	(28)	(394)	(250)	(26)	––	(698)
Recoveries	3	220	46	3	––	272
Provision for loan losses	3	225	440	26	323	1,017
Allowance balance, end of period	$622	$1,282	$3,277	$29	$603	$5,813

	March 31, 2012
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total

Allowance for loans individually evaluated for impairment	$192	$480	$1,318	$5	$––	$1,995
Allowance for loans collectively evaluated for impairment	430	802	1,959	24	603	3,818
Total allowance for loan losses	622	1,282	3,277	29	603	5,813
Loans individually evaluated for impairment	901	6,312	8,938	5	––	16,156
Loans collectively evaluated for impairment	10,453	38,916	181,916	1,634	––	232,919
Total loans	$11,354	$45,228	$190,854	$1,639	$––	$249,075

	For the Three Months Ended March 31, 2011
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total
Allowance balance, beginning of year	$543	$358	$4,042	$326	$739	$6,008
Loans charged off	––	(3)	(497)	––	––	(500)
Recoveries	13	––	79	1	––	93
Provision for loan losses	(290)	20	608	6	171	515
Allowance balance, end of period	$266	$375	$4,232	$333	$910	$6,116

	December 31, 2011
(In thousands)	Commercial, Financial & Agricultural	Real Estate - Construction	Real Estate - Mortgage	Consumer	Unallocated	Total
Allowance for loans individually evaluated for impairment	$98	$213	$826	$––	$––	$1,137
Allowance for loans collectively evaluated for impairment	546	1,018	2,215	26	280	4,085
Total allowance for loan losses	644	1,231	3,041	26	280	5,222
Loans individually evaluated for impairment	853	8,056	10,113	––	––	19,022
Loans collectively evaluated for impairment	14,186	43,307	176,451	1,701	––	235,645
Total loans	$15,039	$51,363	$186,564	$1,701	$––	$254,667

Note 6 — Other Real Estate Owned

A summary of other real estate owned is presented as follows:

	Three Months Ended March 31,
	2012	2011
Balance, beginning of year	$15,423,903	$14,452,043
Additions	4,916,571	2,682,586
Disposals	(1,365,809)	(2,335,450)
Valuation write downs and losses on sales	(661,350)	(496,940)
Balance, end of period	$18,313,315	$14,302,239

Expenses related to other real estate owned include the following:

	Three Months Ended March 31,
	2012	2011
Net loss on sales of real estate	$482,493	$246,995
Valuation write downs	178,857	249,945
Operating expenses	126,125	160,545
	$787,475	$657,485

Note 7 — Stock-Based Compensation

The Company adopted a Stock Incentive Plan in 2000 which currently authorizes 389,281 shares of the Company’s common stock for issuance under the Plan.  The Plan provides for the total number of shares authorized for issuance under the Plan to be increased upon the issuance of new shares by the Company by an amount equal to the difference between 15% of the total outstanding shares after the issuance of the new shares and the number of shares authorized for issuance prior to the issuance of the new shares.  The Plan is administered by the Board of Directors and provides for the granting of options to purchase shares of common stock to officers, directors, employees or consultants of the Company and Bank. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Board of Directors. Options are exercisable in whole or in part upon such terms as may be determined by the Board of Directors, and are exercisable no later than ten years after the date of grant. Options granted under the Plan generally vest over a five-year vesting period. Pursuant to the Plan, no Incentive Stock Option may be granted more than ten years after February 15, 2000, the effective date of the Plan. As of March 31, 2012, there were 111,916 shares available for grant under this Plan as non-qualified stock options.

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

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. Also included in Level 2 are derivative asset and liability positions and loans held for sale. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

There have been no transfers of assets or liabilities between levels 1, 2, and 3 during the periods ended March 31, 2012 and March 31, 2011.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$18,476,408	$131,763	$17,227,984	$1,116,661
Loans held for sale	46,773,200	––	46,773,200	––
Derivative asset positions	932,621	––	932,621	––
Total fair value of assets measured on a recurring basis	$66,182,229	$131,763	$64,933,805	$1,116,661
Liabilities:
Derivative liability positions	$788,552	$––	$788,552	$––
Total fair value of liabilities measured on a recurring basis	$788,552	$––	$788,552	$––

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$22,505,649	$199,805	$21,200,948	$1,104,896
Loans held for sale	36,122,381	––	36,122,381	––
Derivative asset positions	806,184	––	806,184	––
Total fair value of assets measured on a recurring basis	$59,434,214	$199,805	$58,129,513	$1,104,896
Liabilities:
Derivative liability positions	$716,986	$––	$716,986	$––
Total fair value of liabilities measured on a recurring basis	$716,986	$––	$716,986	$––

The table below presents a reconciliation of level 3 assets as of March 31, 2012 and 2011.

	2012	2011
Balance, beginning of year	$1,104,896	$1,049,954
Total gains included in net income	––	39,959
Issuances	––	3,510,848
Sales	––	(4,278,140)
Unrealized holding gains included in other comprehensive income	11,765	––
Balance, end of period	$1,116,661	$322,621

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

There have been no transfers of assets or liabilities between levels 1, 2, and 3 during the periods ended March 31, 2012 and March 31, 2011.

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

The table below presents the Company’s assets for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended March 31, 2012
Assets:
Impaired loans	$13,704,812	$––	$––	$13,704,812	$––
Other real estate owned	18,313,315	––	––	18,313,315	(661,350)
Total fair value of assets measured on a nonrecurring basis	$32,018,127	$––	$––	$32,018,127	$(661,350)

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

●
Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable. Loans are classified as Level 2 assets.

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

●
Deposits: The carrying amount of demand deposits, savings deposits and variable-rate certificates of deposits approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities. Deposits are classified as Level 2 liabilities.

●
Other Borrowings: The carrying amount of variable rate borrowings and federal funds purchased approximates fair value. The fair value of fixed rate other borrowings is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements. Other borrowings are classified as Level 2 liabilities.

●
Junior Subordinated Debentures: The fair value of the Company’s trust preferred securities is based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements. Junior subordinated debentures are classified as Level 2 liabilities.

●	Accrued Interest: The carrying amount of accrued interest approximates fair value.

●
Off-Balance-Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance-sheet financial instruments is based on fees charged to enter into such agreements.

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and interest-bearing deposits in banks	$11,779,418	$11,779,418	$4,090,167	$4,090,167
Federal funds sold	137,688	137,688	243,046	243,046
Securities available for sale	18,476,408	18,476,408	22,505,649	22,505,649
Restricted equity securities	5,141,550	5,141,550	5,136,250	5,136,250
Loans held for sale	46,773,200	46,773,200	36,122,381	36,122,381
Loans, net	243,261,299	240,201,022	249,445,716	246,790,693
Derivative asset positions	932,621	932,621	806,184	806,184
Accrued interest receivable	886,061	886,061	954,797	954,797

Financial liabilities:
Deposits	362,670,834	364,341,596	354,671,346	356,151,418
Securities sold under agreements to repurchase	––	––	8,766,000	8,766,000
Other borrowings	28,000,000	30,349,197	68,447,000	70,724,008
Junior subordinated debentures	7,217,000	7,217,000	7,217,000	7,217,000
Derivative liability positions	788,552	788,552	716,986	716,986
Accrued interest payable	769,976	769,976	681,054	681,054

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

The following tables include the notional amounts and realized gain (loss) for mortgage banking derivatives recognized in mortgage banking income for the periods end March 31, 2012 and December 31, 2011:

Derivatives not designated as hedging instruments (in thousands)	March 31, 2012	December 31, 2011
Mandatory forward sales contracts
Notional amount	$109,389	$97,395
Gain (loss) on change in market value of mandatory forward sales contracts	$144	$(259)
Derivative asset balance included in other assets	$354	$196
Derivative liability balance included in other liabilities	$210	$456

Best efforts forward sales contracts
Notional amount	$83,057	$50,890
Gain (loss) on change in market value of best efforts forward sales contracts	$309	$(107)
Derivative asset balance included in other assets	$388	$81
Derivative liability balance included in other liabilities	$79	$188

Rate lock loan commitments
Notional amount	$172,614	$141,330
Gain (loss) on change in market value of rate lock commitments	$(309)	$456
Derivative asset balance included in other assets	$191	$529
Derivative liability balance included in other liabilities	$500	$73

Forward sales contracts also contain an element of risk in that the counterparties may be unable to meet the terms of such agreements. In the event the parties to delivery commitments are unable to fulfill their obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management and the Board of Directors. The Company does not expect any counterparty to default on their obligations and therefore, the Company does not expect to incur any cost related to counterparty default.

The Company is exposed to interest rate risk on loans held for sale and loan rate lock commitments. As market interest rates increase or decrease, the fair value of mortgage loans held for sale and rate lock commitments will decline or increase accordingly. To offset this interest rate risk, the Company enters into derivatives such as forward contracts to sell loans. The fair value of these forward sales contracts will change as market interest rates change, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate lock commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including market interest rate volatility, the amount of rate lock commitments that close, the ability to fill the forward contracts before expiration, and the time period required to close and sell loans.

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

The SBA lending division maintains an escrow reserve cash account with a balance of $1,428,000 at March 31, 2012.  The account was established as a condition to the Bank’s inclusion in the Small Business Administration’s Preferred Lender Program which allows the Bank to sell participation interests in SBA loans in the secondary market without obtaining the prior approval of the SBA.  As each participation interest in an SBA loan is sold, the Bank must make an additional deposit to this account of approximately 3% of the balance of the loan participation sold.  The cash is reported in the balance of “Cash & due from banks” on the Consolidated Balance Sheet although it is restricted and not available to the Bank without prior release authorization from the SBA.  In the event that the Small Business Administration makes a post-purchase reimbursement demand of the Bank, and the Bank fails to reimburse the SBA as requested, then the SBA could draw on the escrow reserve account to fund the reimbursement demand.

The mortgage banking operations segment originates residential mortgage loans submitted through four distinct delivery channels.  These channels include (1.) a network of independent mortgage brokers, (2.) a national network of traditional retail mortgage lending branches, (3.) an internet leads based retail loan origination branch, and (4.) retail mortgage lending through the Bank’s deposit branch locations.  Most of these loans are closed by the Bank and sold to various investors on the secondary market while a limited number of loans are retained in the Bank’s loan portfolio. Additionally, approximately 10% of the loan production is brokered away to other lenders and so are not closed by the Bank.  All wholesale and internet retail mortgage banking activity is conducted in the Bank’s mortgage banking offices in Atlanta, Georgia, as is the national retail mortgage lending administration function.  The national retail lending branches are located in California, Connecticut, Florida, Georgia, Kansas, Maryland, New Jersey, New York, and Ohio.

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

(In thousands)	Community Banking		SBA Lending Operations		Mortgage Banking Operations
Three months ended March 31,	2012	2011	2012	2011	2012	2011
Interest income	$2,776	$3,440	$331	$261	$1,438	$663
Interest expense	601	1,139	12	9	536	291
Net interest income	2,175	2,301	319	252	902	372
Provision for loan losses	992	483	23	11	2	21
Net interest income after provision	1,183	1,818	296	241	900	351
Non interest income	420	274	949	848	9,248	1,328
Non interest expense	3,504	3,400	381	262	8,601	1,142
Net income (loss) before tax expense (benefit)	(1,901)	(1,308)	864	827	1,547	537
Income tax expense (benefit)	(513)	(368)	259	248	464	161
Net income (loss)	$(1,388)	$(940)	$605	$579	$1,083	$376

Note 11 – Reclassifications

Certain amounts reported as of December 31, 2011, or the periods ended March 31, 2011, have been reclassified to conform with the presentation of March 31, 2012.  These reclassifications had no effect on previously reported net loss or shareholders’ equity.

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

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 and also analyzes our financial condition as of March 31, 2012 as compared to December 31, 2011.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2011, as filed in our Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates, which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Results of Operations

Net Interest Income

The Bank’s net interest income is determined by the level of our earning assets, primarily loans outstanding, and the management of our net interest margin.  For the quarter ended March 31, 2012, net interest income totaled $3,395,000 as compared to $2,925,000 for the quarter ended March 31, 2011 for an increase of $470,000.  On a consecutive quarter basis, net interest income was down by $237,000, or 7%, from the $3,632,000 earned during the quarter ended December 31, 2011.

Total interest income increased by $181,000, or 4%, to $4,545,000 for the three months ended March 31, 2012 compared to $4,364,000 for the three months ended March 31, 2011.  On a consecutive quarter basis, total interest income decreased by $299,000, or 6%, from the $4,844,000 earned during the quarter ended December 31, 2011.

The impact of the interest rate environment is seen in the Prime interest rate, which has been set at a historical low rate of 3.25% since December 16, 2008.  This historic low Prime interest rate has had an extremely negative impact on the yield earned by the Bank on that portion of the loan portfolio that carry rates based on the Prime interest rate index.  At March 31, 2012 and March 31, 2011 the Bank held $103,815,000 and $113,469,000, respectively, in loans carrying rates based on the Prime interest rate index.

In addition to the negative impact of decreased interest rates, interest income was also negatively impacted by elevated nonperforming loans, offset by an increase in average interest earning assets.  Average earning assets increased to an average balance of $407,631,000 during the quarter ended March 31, 2012, up by $29,519,000, or 8%, from the average balance during the quarter ended March 31, 2011.  This increase was largely the result of increases in loans held for sale and loan sales receivable, offset by decreases in investment securities and portfolio loans.  The overall impact of these factors was a decrease in interest income from investment securities of $179,000, or 45%, to $215,000 in the three months ended March 31, 2012 compared to $394,000 earned in the three months ended March 31, 2011.  Interest and fees earned on loans increased by $365,000, or 9%, to $4,328,000 in the three months ended March 31, 2012 from $3,963,000 in the three months ended March 31, 2011.  On a consecutive quarter basis, interest income from investments decreased by $33,000 from $248,000 earned during the quarter ended December 31, 2011.  Interest and fees earned on loans decreased by $267,000, or 6%, from $4,595,000 during the quarter ended December 31, 2011.

Interest income not recognized on non-accruing loans during the quarter ended March 31, 2012 was $193,000, a decrease of $42,000 from the $235,000 of interest income not recognized during the same quarter in 2011.  On a consecutive quarter basis, interest income not recognized on non-accruing loans decreased $34,000 from $227,000 during the quarter ended December 31, 2011.

Total interest expense decreased by $289,000, or 20%, to $1,150,000 for the three months ended March 31, 2012 compared to $1,439,000 for the same period in 2011.  On a consecutive quarter basis, total interest expense decreased by $62,000, or 5%, from $1,212,000 expensed during the quarter ended December 31, 2011.

The net interest margin is a performance metric that reports how successful the Bank’s investment decisions have been relative to its funding choices.  It is calculated by dividing the annualized net interest income by the balance of the average earning assets for the period.  The net interest margin realized on earning assets increased by 21 basis points to 3.35% for the three months ended March 31, 2012 when compared to the 3.14% net interest margin earned during the same three months in 2011.  On a consecutive quarter basis, the net interest margin decreased by 6 basis points from 3.41% during the quarter ended December 31, 2011.

The net interest rate spread is the difference between the average yield earned by the Bank on loans, investment securities and other earning assets, and the rate paid by the Bank on interest bearing deposits and other borrowings.  The net interest rate spread improved by 26 basis points to 3.28% for the three months ended March 31, 2012 compared to the 3.02% net interest rate spread earned during the same three month period in 2011.  On a consecutive quarter basis, the net interest rate spread decreased by 6 basis points from 3.34% during the quarter ended December 31, 2011.

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

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. “Gap” is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities for a given time period.  This projected Gap exposure is expressed as a ratio of interest sensitive assets to interest sensitive liabilities in an attempt to predict the behavior of the Company’s net interest income in general terms during periods of movement in interest rates.  In general, if the Company is asset sensitive the projected Gap exposure will be 1.0 or higher, indicating that more of its interest sensitive assets are expected to reprice than its interest sensitive liabilities over the same period.  By example, a projected Gap ratio of 1.20 indicates that $1.20 of interest sensitive assets are expected to reprice for every $1.00 of interest sensitive liabilities expected to reprice over a given time period. In a rising interest rate environment, assets repricing more quickly are expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities.  Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets and liabilities will reprice immediately and fully at the contractually designated time. At March 31, 2012, the Company, as measured by Gap, and adjusted for its expectations of changes in interest bearing categories that might not move completely in tandem with changing interest rates, is asset sensitive with a cumulative projected Gap ratio of 3.70 over a three month period, and a cumulative projected Gap ratio of 1.48 over a one year period.  Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities. The Company also forecasts its sensitivity to interest rate changes not less than quarterly using modeling software.  For more information on asset-liability management, see the Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

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

(In thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Portfolio loans, gross	$249,075	$254,667	$260,789	$259,561	$263,596	$267,600	$277,611	$284,604

Loans past due > 30 days and still accruing interest	$1,237	$1,142	$844	$1,950	$2,063	$2,135	$6,063	$4,884

Loans on nonaccrual	$13,527	$15,937	$22,338	$25,399	$20,678	$22,302	$19,998	$16,666
(as a % of loans, gross)	5.43%	6.26%	8.57%	9.79%	7.84%	8.33%	7.20%	5.83%

Net loan charge offs (recoveries)	$426	$1,713	$846	$685	$407	$535	$1,553	$863
(as a % of loans, gross)	0.17%	0.67%	0.32%	0.26%	0.15%	0.20%	0.56%	0.30%

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

Loans past due greater than 30 days and still accruing interest has proven to be a useful leading indicator of directional trends in future loan losses. As the level of this metric rises, expectations are for a comparable increase in loans moving into a nonaccrual status and ultimately foreclosure resulting in increased losses. This pattern has been observed in the past where increases in loans past due greater than 30 days and still accruing are followed in future quarters with the same directional changes in the level of loans on nonaccrual.  The level of loans past due greater than 30 days and still accruing interest declined for four consecutive quarters to $844,000 at September 30, 2011, the lowest level reported in over four years, but increased slightly in the most recent two quarters to $1,237,000 at March 31, 2012. Despite the recent increase, this remains an encouraging metric.  Management will continue to carefully monitor past due loans and work aggressively to manage loan delinquency levels.  It is likely that the weakening loan quality that began in late 2008 will continue to be an area of concern in future periods.

Loans on nonaccrual has been another leading indicator of potential future losses from loans. We typically place loans on nonaccrual status when they become 90 days past due. In addition to the interest lost when a loan is placed on nonaccrual status, there is an increased probability of a loan on nonaccrual moving into foreclosure with a potential loss outcome. Although it is not shown in the table above, the level of loans on nonaccrual peaked at $25,925,000 at June 30, 2009 and then declined by 50% over the following three quarters to $12,992,000 at March 31, 2010.  From that March 31, 2010 low point, loans on nonaccrual gradually increased again to peak at $25,399,000 in mid-2011 which was very near the mid-2009 high point.  Once again we’ve seen a downward trend over the most recent three quarters to a level of $13,527,000 at March 31, 2012 which is the lowest level of loans on nonaccrual in two years.  Despite the recent improvement in this indicator, management remains vigilant in its loan monitoring and loss mitigation efforts.

Net loan charge offs or recoveries reflect our practice of charging recognized losses to the allowance and adding subsequent recoveries back to the allowance. During the three months ended March 31, 2012, we recorded charge offs net of recoveries of $426,000. This amount represented a decrease of $1,287,000, or 75%, from the $1,713,000 in net charge offs recorded during the prior quarter ended December 31, 2011, and an increase of $19,000, or 5% from the $407,000 net charge offs during the same quarter in the prior year.

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

In addition to considering the metrics described above, we evaluate the collectability of individual loans, the balance of impaired loans, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans and a review of specific problem loans. Based on this process and as shown below, the provision charged to expense was $1,017,000 for the three months ended March 31, 2012, as compared to $515,000 for the three months ended March 31, 2011. On a consecutive quarter basis, this provision level was $133,000, or 12%, lower than the $1,150,000 provision charged to expense during the quarter ended December 31, 2011.

(In thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Provision during quarter ended	$1,017	$1,150	$703	$497	$515	$250	$1,361	$685

Provision added in excess of net charge offs	$591	$(563)	$(143)	$(188)	$108	$(285)	$(192)	$(178)

Allowance for loan losses	$5,813	$5,222	$5,785	$5,928	$6,116	$6,008	$6,293	$6,485
(as a % of loans, gross)	2.33%	2.05%	2.22%	2.28%	2.32%	2.25%	2.27%	2.28%

The difference between the amount of the provision for loan losses and net loan charge offs will result in expansion or shrinkage to the level of the allowance for loan losses. As shown above, during the three months ended March 31, 2012 the current provision for loan losses of $1,017,000 was greater than net charge offs against the allowance of $426,000 by $591,000.  The result was an increase to the allowance for loan losses by $591,000 to a level of $5,813,000, or 2.33% of gross loans outstanding at March 31, 2012, as compared to $5,222,000, or 2.05% of gross loans outstanding at December 31, 2011.

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

Noninterest Income

Noninterest income for the three months ended March 31, 2012 totaled $10,617,000, as compared to $2,450,000 for the three months ended March 31, 2011. The largest factor in this year-over-year improvement occurred in mortgage banking income, which was $9,294,000 for the quarter ended March 31, 2012 compared to $1,368,000 for the same period during 2011. This increase to mortgage banking income was driven almost entirely by the results of the mortgage origination business headquartered in Atlanta, which is discussed in further detail below.

In addition to improved mortgage banking income, SBA loan income increased by 11% or $92,000 to $942,000 for the first quarter of 2012 compared to $850,000 during the first quarter of 2011. Service charges on deposit accounts decreased by 30% or $33,000 to a level of $78,000 for the first three months of 2012. During the first quarter of 2012, we recorded net gains of $141,000 on sales of securities available for sale.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2012 was $12,486,000 as compared to $4,804,000 for the same period in 2011.  The year-over-year increase in noninterest operating expense of $7,682,000 is due largely to increased costs associated with higher mortgage lending volume and the expansion of retail residential loan production offices during the last three quarters of 2011 and first quarter of 2012 in California, Connecticut, Florida, Georgia, Kansas, Maryland, New Jersey, New York, and Ohio.  Mortgage division expenses, excluding mortgage division salaries and benefits, increased 553%, or $2,535,000, to $2,993,000 during the first three months of 2012 compared to $458,000 during the same period in 2011.  Other real estate expenses increased 20%, or $130,000, to $787,000 during the first quarter of 2012 compared to $657,000 during the first quarter of 2011.

Salaries and benefits totaled $7,285,000 for the three months ended March 31, 2012, compared to $2,165,000 for the same period a year ago, for an increase of $5,120,000, reflecting staffing increases and higher commissions in mortgage banking and SBA lending. Excluding the mortgage banking division, the Company experienced an increase in salaries and benefits of $196,000 during the first quarter of 2012 compared to the first quarter of 2011.

Advertising expense increased significantly in 2012 at $1,407,000, representing a near 28 fold increase from the $50,000 expensed in the first quarter of 2011.  This $1,357,000 year-over-year increase was due solely to the addition of the retail mortgage production offices, and reflects expenses related to generating residential real estate loan application leads through various media such as print advertising, mass mailings, internet referrals, and telemarketing efforts.

Occupancy and equipment expense increased $234,000 to $573,000 for the first three months of 2012 compared to $339,000 during the same period of 2011.  This increase was due to expansion in the mortgage banking division, including thirteen retail residential loan production offices in California, Connecticut, Florida, Georgia, Kansas, Maryland, New Jersey, New York, and Ohio.

Mortgage Banking Activities

The primary source of direct income generated by this division is the gain on sale of mortgage loans which was $9,294,000 for the quarter ended March 31, 2012 compared to $1,368,000 for the quarter ended March 31, 2011.  The increase in gain on sale is a result of increased volume caused by the new national retail mortgage offices.  The direct noninterest expenses incurred by the division were $8,601,000 for the first quarter of 2012, an increase of $7,459,000 over the first quarter 2011 expenses of $1,142,000.  The largest contributor to this increase was in salaries and benefits, which were $5,608,000 for first quarter 2012, compared to $684,000 for first quarter 2011, and largely reflect staffing additions at the national retail mortgage banking branches.

Beyond the impact of the noninterest income and expense from this division, the Bank earns interest income at the respective note rates on the balance of loans originated by the division from the time the loan is funded until it is sold to a secondary market investor. The average outstanding daily balance of residential mortgage loans available for sale was $133,184,000 for the three months ended March 31, 2012 and $58,615,000 for the three months ended March 31, 2011. The interest income earned on these loans available for sale was $1,336,000 and $646,000 during the three months ended March 31, 2012 and 2011, respectively.

The combination of the above factors resulted in net income at the mortgage banking division of $1,083,000 for the three months ended March 31, 2012, compared to net income for the three months ended March 31, 2011 of $376,000.

Income Taxes

For the three months ended March 31, 2012, we recognized income tax expense of $210,000 compared to income tax expense of $41,000 for the first quarter of 2011. Our effective tax rate was 41% in 2012 and 73% in 2011.  The fluctuation in effective tax rates reflects the impact of permanent book-to-tax differences from tax exempt income on bank owned life insurance and municipal securities.

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

●
After nine consecutive quarterly losses through December 31, 2010, the Company’s banking subsidiary, CBC National Bank, has been profitable for each of the five consecutive fiscal quarters ending March 31, 2012.

●
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

●
The existing portfolio of marketable securities had an unrealized mark to market gain as of March 31, 2012 of $718,000, which could consume up to $244,000 of the deferred tax asset if the decision was made to sell securities from this portfolio and replace them with current market rate securities.

Based on the above analysis and our projections for the next three to five years, management continues to believe that there is a low probability that the Company would realize the full deferred tax asset over the next three to five years through future operating income and implementation of tax strategies as described above.  During 2011, we recorded a reduction of $80,000 to the deferred tax valuation allowance of $1,826,000 that was recorded in the year ended December 31, 2010.  Management will continue to monitor the deferred tax asset and adjust the valuation allowance as needed to properly reflect any changes in the probability of future realization of the deferred tax asset.

Net Income

The combination of the above factors resulted in net income of $300,000 for the three months ended March 31, 2012, compared to net income for the three months ended March 31, 2011 of $15,000.   Although we recorded net income during the first quarters of 2012 and 2011, that income must be reduced by preferred stock dividends accrued during the period to arrive at a net loss available to common shareholders for the first quarter of 2011.  Basic and diluted earnings per share available to common shareholders were $.06 for the three months ended March 31, 2012, compared to basic and diluted loss per share of ($.05) for the three month period ended March 31, 2011.

Financial Condition

During the first three months of 2012, total assets decreased $39,364,000, or 8.24%, when compared to December 31, 2011. Investment securities available for sale decreased $4,029,000, or 17.90%, as a result of several security sales and maturities.  During the first quarter of 2012 portfolio loans decreased $5,592,000, or 2.20%, when compared to December 31, 2011.  Loan sales receivable decreased $51,545,000 during the first quarter of 2012 when compared to December 31, 2011.  These decreases were offset by an increase of $10,651,000 in loans held for sale, and an increase of $4,954,000 in interest bearing deposits in banks. During the first three months of 2012, total liabilities decreased $39,433,000, or 8.87%, when compared to December 31, 2011.  Total deposits increased $8,000,000, or 2.26%, while other borrowings decreased $40,447,000, or 59.09% when compared to December 31, 2011.  Securities sold under agreements to repurchase decreased $8,766,000 during the first quarter of 2012.

Investment Securities

Investment securities available for sale decreased to $18,476,000 at March 31, 2012 from $22,506,000 at December 31, 2011.  The decrease in investment securities was due to principal repayments, sales, and maturities of securities during the first quarter.

Loans

Gross loans totaled $249,075,000 at March 31, 2012, a decrease of $5,592,000, or 2.20%, since December 31, 2011.  We continue to work to reduce our exposure to higher risk loans by avoiding growth in the balance of real estate - construction, commercial loans; and instead focusing our lending efforts on real estate - mortgage, residential loans and real estate - mortgage, commercial loans.  All loans are domestic; we have no foreign loans.

Premises and Equipment

Premises and equipment, net of depreciation, totaled $7,347,000 at March 31, 2012.  The increase of $38,000 from the December 31, 2011 amount of $7,309,000 was due to purchases of $144,000, offset by regular depreciation of assets of $106,000.

Other Real Estate Owned

Other real estate owned represents collateral property taken back from borrowers in partial or full satisfaction of their defaulted debt obligation to the Company.  We track our historical experience of loans that ultimately convert to other real estate owned by collateral type and by geographic exposure as shown on the following tables:

	Book Value of Other Real Estate at March 31, 2012
(In thousands)	Florida	Georgia	South Carolina	Total
Residential	$1,625	$1,103	$1,938	$4,666
Commercial	3,089	984	4,592	8,665
Finished lots	764	––	1,520	2,284
Raw land	1,954	527	217	2,698
	$7,432	$2,614	$8,267	$18,313

	Number of Parcels at March 31, 2012
	Florida	Georgia	South Carolina	Total
Residential	12	8	15	35
Commercial	6	2	20	28
Finished lots	15	––	89	104
Raw land	5	2	3	10
	38	12	127	177

	Book Value of Other Real Estate at December 31, 2011
(In thousands)	Florida	Georgia	South Carolina	Total
Residential	$1,524	$559	$3,063	$5,146
Commercial	868	473	3,619	4,960
Finished lots	950	––	1,612	2,562
Raw land	2,013	526	217	2,756
	$5,355	$1,558	$8,511	$15,424

	Number of Parcels at December 31, 2011
	Florida	Georgia	South Carolina	Total
Residential	11	3	35	49
Commercial	5	1	16	22
Finished lots	17	––	89	106
Raw land	6	2	3	11
	39	6	143	188

During the quarter ended March 31, 2012 we sold a total of 26 other real estate owned properties with a total book value of $1,848,000.  The net proceeds from these sales were $1,366,000, which resulted in a net recovery of approximately 54.2% of the original loan amounts and 73.9% of the book value of the other real estate sold.  During the quarter ended March 31, 2011 we sold a total of 9 other real estate owned properties with a total book value of $2,583,000.  The net proceeds from these sales were $2,335,000, which resulted in a net recovery of approximately 78.3% of the original loan amounts and 90.4% of the book value of the other real estate sold.

The Bank’s special asset group is charged with the administration and liquidation of other real estate owned.  Our approach has been to manage each property individually in such a way as to maximize our net proceeds upon sale. The decline in recovery rates in 2012 versus 2011 reflects more aggressive efforts to dispose of other real estate owned as stronger core earnings over the last few quarters have allowed us the flexibility to accept larger losses on these dispositions. Management continues to evaluate other methods to liquidate these properties more quickly, but such methods typically result in a much lower recovery relative to the original loan amount.  Management attempts to balance the desire to aggressively drive down the level of nonperforming assets with the objective to maximize recovery levels from liquidation of these assets.

Deposits

Total deposits increased by $8,000,000, or 2%, to a total of $362,671,000 at March 31, 2012 from $354,671,000 at December 31, 2011. Noninterest-bearing demand deposits increased $2,181,000, or 11%, while interest-bearing deposits increased $5,819,000, or 2%. The Company has continued its use of a modest level of brokered deposits, which carry substantially lower interest rates than comparable term core retail deposits.  Brokered deposits are issued in individual’s names and in the names of trustees with balances participated out to others.  Core retail deposits are deposits which are gathered in the normal course of business, without the use of a broker.  Core reciprocal deposits are gathered in the same manner as core retail deposits, but the funds are participated out to other banks through use of the CDARS reciprocal transactions program.  The CDARS program allows depositors to obtain FDIC insurance for deposits up to $50 million by exchanging the portions of their deposits in excess of FDIC insurance limitations with other financial institutions participating in the CDARS program.  In return, we receive an equal amount of deposits back from other CDARS participating financial institutions, such that there is no net change in the level of total deposits on our balance sheet. Pursuant to the formal agreement entered into with the OCC, the Bank is required to limit its level of brokered deposits to no more than ten percent of total deposits; such requirement does not include reciprocal CDARS.

Balances and percentages within the major deposit categories are as follows:

	March 31, 2012
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$22,657	$––	$––	$22,657
Interest-bearing demand deposits	117,011	––	––	117,011
Savings deposits	4,778	––	––	4,778
Certificates of deposit $100,000 and over	103,699	29,993	––	133,692
Other time deposits	56,751	1,450	26,332	84,533
	$304,896	$31,443	$26,332	$362,671

	December 31, 2011
(In thousands)	Core Retail Deposits	Core Reciprocal Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$20,476	$––	$––	$20,476
Interest-bearing demand deposits	114,919	––	––	114,919
Savings deposits	4,569	––	––	4,569
Certificates of deposit $100,000 and over	104,110	28,273	––	132,383
Other time deposits	57,195	1,252	23,877	82,324
	$301,269	$29,525	$23,877	$354,671

Other Borrowings

Other Borrowings of $28,000,000 at March 31, 2012 are composed of advances from the Federal Home Loan Bank of Atlanta (FHLB) and represent a decrease from $68,447,000 at December 31, 2011. At March 31, 2012 the Bank pledged $110,208,000 of its portfolio loans to FHLB and can borrow up to $78,933,000 on such collateral.  The Bank has also pledged $38,683,000 of its portfolio loans to the Federal Reserve Bank of Atlanta at March 31, 2012 and can borrow up to $27,574,000 on such collateral at the Discount Window.  At December 31, 2011 the Bank had pledged $128,017,000 of its portfolio loans and loans available for sale to the FHLB and could borrow up to $93,420,000 on such collateral.  The Bank had also pledged $36,007,000 of its portfolio loans to the Federal Reserve Bank of Atlanta at December 31, 2011 and could borrow up to $24,500,000 on such collateral at the Discount Window.

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

FHLB advances outstanding and related terms at March 31, 2012 and December 31, 2011 are shown in the following tables:

		FHLB Advances Outstanding March 31, 2012
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	2,500,000	3.30%	April 9, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	June 7, 2012
Fixed rate	10,000,000	4.25%	May 21, 2014
Fixed rate	5,000,000	3.71%	June 24, 2015
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	June 7, 2012
Variable rate overnight advance	7,000,000	0.36%
Total	$28,000,000	3.04%

		FHLB Advances Outstanding December 31, 2011
Type advance	Balance	Interest rate	Maturity date	Convertible date
Fixed rate	$4,500,000	0.13%	January 5, 2012
Fixed rate	8,000,000	0.14%	January 27, 2012
Fixed rate	10,000,000	0.14%	January 30, 2012
Fixed rate	5,400,000	0.13%	February 1, 2012
Fixed rate	4,850,000	0.12%	February 14, 2012
Variable rate	7,809,000	0.86%	March 26, 2012
Variable rate	818,000	0.86%	March 27, 2012
Variable rate	2,070,000	0.86%	March 28, 2012
Fixed rate	2,500,000	3.30%	April 9, 2012
Convertible fixed rate advance	1,500,000	4.05%	September 7, 2012	March 7, 2012
Fixed rate	10,000,000	4.25%	May 21, 2014
Fixed rate	5,000,000	3.71%	June 24, 2015
Convertible fixed rate advance	2,000,000	3.69%	September 7, 2017	March 7, 2012
Variable rate overnight advance	4,000,000	0.36%
Total	$68,447,000	1.43%

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

For more information, see our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and with advances from approved borrowing facilities with correspondent banks, the Federal Home Loan Bank of Atlanta, and the Federal Reserve Bank discount window.  At March 31, 2012, the Bank had $115,973,000 available under its existing borrowing facilities compared to $81,613,000 available at December 31, 2011, which is currently well in excess of our projected liquidity needs.  In addition to borrowing facilities, the Bank considers the balance of mortgage loans sold for which payment by the purchasing investor is pending as an additional source of liquidity.  At March 31, 2012 the loan sales receivable was $75,047,000 and 85% of that receivable was received as cash within 30 calendar days.  Another key metric of our liquidity position is the loan-to-total deposit ratio, which was 69% at March 31, 2012 and 72% at December 31, 2011.

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

From the September 2007 inception of the mortgage banking division through March 31, 2012, we have sold nearly 17,700 residential mortgage loans into the secondary market with a principal balance of just over $3.8 billion.  From this population of sold loans, the Bank has received notification from purchasers of a total of sixteen EPD claims, three in 2008, seven in 2009, three in 2010, one in 2011, and two in 2012. Beyond the initial payment to the purchasers of $81,600 upon receipt of the EPD claims, the maximum remaining exposure under investor claims of a representation and warranty breach would be the difference between the total loan amount and the liquidated value of the underlying collateral.  In the case of our 16 EPD claims received since the inception of mortgage banking operations, the aggregate loan balance was $2,657,000 and consisted of 16 single family residences. Original loan-to-value ratios ranged from 65% to 98%, and loans with a loan-to-value ratio over 80% have a mortgage insurance policy in place. If repurchase was required in the future, management believes that the potential amount of loss would not be material and that sufficient reserves exist to fully absorb any loss. Management does not anticipate any material credit risk related to potential EPD claims on loans that have been previously sold and are no longer on the Bank’s balance sheet.  Because the risk of an EPD claim only exists during the first four payments after a loan is originated, we report the total of the most recent four months mortgage banking lending volume as our off-balance sheet credit risk from EPD claims.

As discussed above, the representations and warranties in our loan sale agreements provide that we repurchase loans or indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application, or invalid market value on the collateral property due to deficiencies in the appraisal. From the total population of sold loans, in four years of operations we have been required to settle eleven make whole claims at a cost of $1,273,000, and we have repurchased three loans totaling $1,084,000.  The three repurchased loans are current and performing in accordance with their loan terms.

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

In recognition of risk from potential EPD claims and breaches of representations and warranties, an indemnification reserve has been established and maintained since mortgage banking loan sales began in late 2007 to cover potential costs. We have limited history of costs incurred, so additions to the reserve are made monthly based on a percentage of loan balances sold that month. This approach recognizes that the risk of indemnification costs will rise in relation to the level of loans sold. The balance in this indemnification reserve was $1,448,000 at March 31, 2012 and based on the Company’s modest historical loss experience and the current level of indemnification claims under review, management believes this level of reserve is adequate for potential exposure in connection with loan sale indemnification or EPD claims. However, we can provide no assurance that our methodology will not change and that the balance of this indemnification reserve will prove sufficient to cover actual costs in the future.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2012:

Commitments to extend credit	$16,741,000
Standby letters of credit	$57,000
Loans sold with representations and warranties	$559,393,000

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

Contractual Obligations

Summarized below are our contractual obligations as of March 31, 2012.

(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Other borrowings	$28,000	$11,000	$10,000	$5,000	$2,000
Operating lease obligations	1,043	596	447	––	––
Junior subordinated debentures	7,217	––	––	––	7,217
	$36,260	$11,596	$10,447	$5,000	$9,217

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

At March 31, 2012, total shareholders’ equity was $33.2 million at the holding company and $40.5 million at CBC National Bank.  The Bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.  The following table summarizes the Company’s and Bank’s capital ratios at March 31, 2012:

	Coastal Banking Company	CBC National Bank
Total capital (to risk-weighted assets)	17.81%	17.81%
Tier 1 capital (to risk-weighted assets)	16.54%	16.54%
Tier 1 capital (to total average assets)	8.86%	8.86%

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

The MOU also prohibits the Company from paying interest on its trust preferred securities without prior regulatory approval.  The Company has not been successful in obtaining the required regulatory approval to pay interest on its trust preferred securities since December 2010.  As a result, pursuant to the terms of the trust preferred securities, the Company has elected to defer all interest payments that have become due and payable on its trust preferred securities since the fourth quarter of 2010.  Pursuant to the terms of the trust preferred securities, absent authorization of a majority of the holders of the outstanding trust preferred securities, the Company is prohibited from paying dividends on its TARP preferred stock until the Company pays all interest payments due and payable on the trust preferred securities.  As a result, the Company cannot pay dividends on its TARP preferred stock without breaching the terms of its trust preferred securities, and so the Company has not paid the last five TARP dividend payments that were due in February 2011, May, 2011, August 2011, November 2011, and February 2012.

On February 17, 2011, the Federal Reserve Bank denied our request to pay dividends on our TARP preferred stock and interest on our trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments. Cash dividends on the TARP preferred stock are cumulative and accrue and compound on each subsequent payment date. At March 31, 2012, we had unpaid TARP preferred stock dividends in arrears of $621,875. If we miss six quarterly dividend payments on the TARP preferred stock, whether or not consecutive, the Treasury will have the right to appoint two directors to Coastal’s board of directors until all accrued but unpaid dividends have been paid.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

COASTAL BANKING COMPANY, INC.

Date: May 10, 2012	By:	/s/ MICHAEL G. SANCHEZ
Michael G. Sanchez
Chief Executive Officer

Date: May 10, 2012	By:	/s/ PAUL R. GARRIGUES
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